Form 10-Q
period 2021-06-30
Angel Oak Mortgage, Inc.
filed 2021-08-13
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 333-256301

Angel Oak Mortgage, Inc.
(Exact name of registrant as specified in its charter)

Maryland	37-1892154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3344 Peachtree Road Northeast, Suite 1725, Atlanta, Georgia 30326
(Address of Principal Executive Offices and Zip Code)

404-953-4900
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AOMR	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had 25,502,997 shares of common stock, $0.01 par value per share, outstanding as of August 13, 2021.

ANGEL OAK MORTGAGE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	June 30, 2021	December 31, 2020
ASSETS
Residential mortgage loans - at fair value	$529,329	$142,030
Commercial mortgage loans - at fair value	6,464	7,466
RMBS - at fair value	723,368	149,936
CMBS - at fair value	11,943	8,796
U.S. Treasury securities - at fair value	274,992	149,995
Cash and cash equivalents	28,893	43,569
Restricted cash	4,135	2,404
Principal and interest receivable	18,445	5,072
Other assets	2,990	388
Total assets	$1,600,559	$509,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$315,079	$81,905
Securities sold under agreements to repurchase	787,176	178,291
Unrealized depreciation on futures contracts - at fair value	—	198
Accrued expenses	581	121
Accrued expenses payable to affiliate	574	732
Interest payable	368	100
Total liabilities	$1,103,778	$261,347

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value, 12% cumulative, non-voting, 125 shares issued and outstanding as of June 30, 2021 and December 31, 2020	101	101
Common stock, $0.01 par value. As of June 30, 2021: 350,000,000 shares authorized, 25,502,997 shares issued and outstanding. As of December 31, 2020: 90,000,000 shares authorized, 15,724,050 shares issued and outstanding.	255	157
Additional paid-in capital	479,542	246,489
Accumulated other comprehensive income (loss)	2,576	(1,039)
Retained earnings	14,307	2,601
Total stockholders’ equity	$496,781	$248,309
Total liabilities and stockholders’ equity	$1,600,559	$509,656

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INTEREST INCOME, NET
Interest income	$12,143	$12,926	$22,177	$22,543
Interest expense	1,846	3,711	2,678	6,665
NET INTEREST INCOME	10,297	9,215	19,499	15,878

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	(10,224)	(2,847)	(12,512)	(15,616)
Net unrealized gain (loss) on derivative contracts and mortgage loans	4,813	24,009	9,330	(4,985)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(5,411)	21,162	(3,182)	(20,601)

EXPENSES
Operating and investment expenses	876	725	1,462	1,610
Operating expenses incurred with affiliate	533	345	972	536
Securitization costs	—	2,094	—	2,094
Management fee incurred with affiliate	1,250	988	2,169	1,545
Total operating expenses	2,659	4,152	4,603	5,785

NET INCOME (LOSS)	$2,227	$26,225	$11,714	$(10,508)
Preferred dividends	(4)	(4)	(8)	(8)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDER(S)	$2,223	$26,221	$11,706	$(10,516)
Other comprehensive income (loss)	3,085	(944)	3,615	(10,225)
TOTAL COMPREHENSIVE INCOME (LOSS)	$5,308	$25,277	$15,321	$(20,741)

Basic earnings (loss) per common share	$0.13	$1.67	$0.72	$(0.67)
Diluted earnings (loss) per common share	$0.13	$1.67	$0.72	$(0.67)

Weighted average number of common shares outstanding:
Basic	16,746,606	15,724,050	16,238,153	15,724,050
Diluted	16,798,660	15,724,050	16,264,323	15,724,050

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	For the Three Months Ended June 30, 2020
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Equity
Stockholders’ equity as of March 31, 2020	$101	$157	$281,979	$(5,727)	$(33,157)	$243,353
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized loss on RMBS and CMBS	—	—	—	(944)	—	(944)
Equity contribution from (distribution to) common stockholder	—	—	20,643	—	(1,700)	18,943
Net income	—	—	—	—	26,225	26,225
Stockholders’ equity as of June 30, 2020	$101	$157	$302,622	$(6,671)	$(8,636)	$287,573

	For the Three Months Ended June 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Stockholders’ equity as of March 31, 2021	$101	$157	$302,750	$(509)	$12,084	$314,583
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Non-cash equity compensation	—	5	85	—	—	90
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	3,085	—	3,085
Net income	—	—	—	—	2,227	2,227
Stockholders’ equity as of June 30, 2021	$101	$255	$479,542	$2,576	$14,307	$496,781

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2020
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Equity
Stockholders’ equity as of December 31, 2019	$101	$157	$87,471	$3,554	$3,580	$94,863
Dividends declared - preferred	—	—	—	—	(8)	(8)
Unrealized loss on RMBS and Treasury Bills	—	—	—	(10,225)	—	(10,225)
Additional equity contribution from (distribution to) common stockholder	—	—	215,151	—	(1,700)	213,451
Net loss	—	—	—	—	(10,508)	(10,508)
Stockholders’ equity as of June 30, 2020	$101	$157	$302,622	$(6,671)	$(8,636)	$287,573

	For the Six Months Ended June 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Stockholders’ equity as of December 31, 2020	$101	$157	$246,489	$(1,039)	$2,601	$248,309
Contributions from common stockholder prior to IPO	—	—	56,261	—	—	56,261
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Non-cash equity compensation	—	5	85	—	—	90
Dividends declared - preferred	—	—	—	—	(8)	(8)
Unrealized gain on RMBS and CMBS	—	—	—	3,615	—	3,615
Net income	—	—	—	—	11,714	11,714
Stockholders’ equity as of June 30, 2021	$101	$255	$479,542	$2,576	$14,307	$496,781

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,714	$(10,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	12,512	15,616
Net unrealized (gain) loss on derivative contracts and mortgage loans	(9,330)	4,985
Accretion of securities	—	(66)
Amortization of debt issuance costs	57	13
Net amortization of premiums and discounts on mortgage loans	94	171
Non-cash equity compensation	90	—
Net change in:
Purchases of residential mortgage loans from non-affiliates	(73,546)	(34,741)
Purchases of residential mortgage loans from affiliates	(335,233)	(354,407)
Sales of residential mortgage loan into affiliate’s securitization trust	—	505,467
Principal payments on residential mortgage loans	27,481	10,672
Margin received from (posted on) interest rate futures contracts	471	(14,098)
Principal and interest receivable	(13,387)	(47,122)
Receivable from affiliate	14	1,116
Other assets	(3,656)	(761)
Management fee payable to affiliate	—	145
Accrued expenses	519	(381)
Accrued expenses payable to affiliate	(158)	(780)
Interest payable	267	(354)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(382,091)	74,967

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities	(882,011)	(1,233,544)
Sale of U.S. Treasury securities	149,993	760,000
Sale of RMBS	19,688	—
Principal payments on RMBS	5,178	4,057
Purchases of commercial mortgage loans from affiliate	—	(26,446)
Principal payments on commercial mortgage loans	1,255	52
NET CASH USED IN INVESTING ACTIVITIES	(705,897)	(495,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from prior common stockholder	56,261	215,151
Distributions to prior common stockholder	—	(1,700)
Proceeds from private placement concurrent with IPO	40,000	—
Proceeds from IPO	136,800	—
Cash paid for debt issuance costs	(77)	(143)
Net proceeds from securities sold under agreements to repurchase	608,885	363,284
Net proceeds from (payments on) notes payable	233,174	(88,805)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,075,043	487,787

CHANGE IN CASH AND RESTRICTED CASH	(12,945)	66,873
CASH AND RESTRICTED CASH, beginning of period (1)	45,973	9,202
CASH AND RESTRICTED CASH, end of period (1)	$33,028	$76,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,410	$7,019

(1) Cash, cash equivalents, and restricted cash as of June 30, 2021 included cash and cash equivalents of $28.9 million and restricted cash of $4.1 million, and at December 31, 2020 included cash and cash equivalents of $43.6 million and restricted cash of $2.4 million.

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Angel Oak Mortgage, Inc., together with its subsidiaries (“the Company”), is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make investments in first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of affiliates Angel Oak Mortgage Solutions and Angel Oak Home Loans (together, “Angel Oak Lending”), which operates through wholesale and retail channels and has a national origination footprint. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
The Company is a Maryland corporation incorporated on March 20, 2018. On September 18, 2018 (commencement of operations), the Board of Directors of the Company (the “Board of Directors”) authorized the Company to commence operations and on October 19, 2018 the Company began its investing activities. For the period prior to September 18, 2018, the Company had no operating activity. The Company achieves certain of its investment objectives by investing a portion of its assets in its wholly‑owned subsidiary, Angel Oak Mortgage REIT TRS, LLC (“AOMR TRS”), a Delaware limited liability company formed on March 21, 2018, which invests its assets in Angel Oak Mortgage Fund TRS, a Delaware statutory trust formed on June 15, 2018.

On June 21, 2021, the Company completed its initial public offering (the “IPO”) of 7,200,000 shares of common stock, $0.01 par value per share (“common stock”), at an initial public offering price of $19.00 per share for total proceeds of approximately $136.8 million, excluding the underwriting discounts and commissions and offering expenses of the IPO, each of which was paid by Angel Oak Capital Advisors, LLC (“Angel Oak Capital”), pursuant to a registration statement on Form S-11, as amended (File No. 333-256301) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The common stock of the Company trades on the New York Stock Exchange under the ticker symbol “AOMR”.

Concurrently with the completion of the IPO, the Company sold an additional 2,105,263 shares of common stock to CPPIB Credit Investments Inc. in a private placement at $19.00 per share, for total proceeds of approximately $40.0 million.

The Operating Partnership
On February 5, 2020, the Company formed Angel Oak Mortgage Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), through which substantially all of its assets are held and substantially all of its operations are conducted, either directly or through subsidiaries. The Company holds all of the limited partnership interests in the Operating Partnership and indirectly holds the sole general partnership interest in the Operating Partnership through the general partner, which is the Company’s wholly-owned subsidiary.

The Company’s Manager and REIT status
The Company is externally managed and advised by Falcons I, LLC (the “Manager”), a registered investment adviser with the SEC. The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019 and will operate in conformity with the requirements for qualification as a REIT under the Code.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2020, included in the Company’s prospectus dated June 16, 2021, filed with the SEC on June 21, 2021 pursuant to Rule 424(b)(4) under the Securities Act (the “Prospectus”), which is part of the Registration Statement.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year. The condensed consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., valuation changes due to supply and

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.
Recent Accounting Standards - Recently Issued

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The Company does not believe that this ASU will have a material impact upon its consolidated financial statements.
2.    Variable Interest Entities
The Company has co‑sponsored and participated in the formation of various entities that are considered to be variable interest entities (“VIEs”). These VIEs were formed to facilitate securitization issuances that are comprised of secured residential whole loans or small balance commercial loans contributed to securitization trusts. The Company’s determination of whether it is the primary beneficiary of the VIE is based on whether the Company is exposed to the majority of the risks and rewards of the entity, and whether it has the ability to direct the activities of the VIE that most significantly impact the VIE’s performance. The Company determined that it is not the primary beneficiary of these entities. The Company thus has not consolidated the operating results or statements of financial position of any of these entities, as it is not considered the primary beneficiary. The Company performs ongoing reassessments of all VIEs in which the Company has participated since its inception as to whether changes in the facts and circumstances regarding the Company’s involvement with a VIE would cause the Company’s consolidation conclusion to change, and the Company’s assessment of the VIEs in which the Company participated in prior periods (since the Company’s inception) remains unchanged.
The Company did not participate in any securitization transactions during the three and six month periods ended June 30, 2021.
Collectively, the securities resulting from securitization are referred to as “AOMT Securities.” The securities received in previous securitization transactions are included in “RMBS” and “CMBS” on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9, Fair Value Measurements. See Note 5, Investment Securities, for the fair value of AOMT Securities held by the Company as of June 30, 2021 and December 31, 2020 that were retained by the Company as a result of securitization transactions in 2020 and 2019.
3.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	($ in thousands)
Cost	$523,800	$143,455

Unpaid principal balance	$507,296	$139,278
Premium on mortgage loans purchased	16,504	4,177
Change in fair value	5,529	(1,425)
Fair value	$529,329	$142,030

Weighted average interest rate	5.14%	5.95%

Weighted average remaining maturity (years)	29.9	29.8

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of June 30, 2021 and December 31, 2020:

As of:	June 30, 2021	December 31, 2020
	($ in thousands)
Number of mortgage loans 90 or more days past due	11	22
Recorded investment in mortgage loans 90 or more days past due	$5,102	$10,855
Unpaid principal balance of loans 90 or more days past due	$5,119	$11,932

Number of mortgage loans in foreclosure	9	10
Recorded investment in mortgage loans in foreclosure	$3,629	$2,277
Unpaid principal balance of loans in foreclosure	$3,510	$2,636
4.    Commercial Mortgage Loans
Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	($ in thousands)
Cost	$6,407	$7,674

Unpaid principal balance	$6,501	$7,756
Net discount on commercial mortgage loans purchased	(94)	(82)
Change in fair value	57	(208)
Fair value	$6,464	$7,466

Weighted average interest rate	6.9%	6.58%

Weighted average remaining maturity (years)	11.0	14.3
There was one commercial mortgage loan more than 90 days overdue as of June 30, 2021, and there was one commercial mortgage loan more than 90 days overdue, which was also in foreclosure as further described below, as of December 31, 2020. As of June 30, 2021, both the unpaid principal balance and the recorded investment were $0.6 million, respectively, in the loan that was more than 90 days overdue.
There were no commercial mortgage loans in foreclosure as of June 30, 2021, and there was one commercial mortgage loan in foreclosure as of December 31, 2020. In the second quarter of 2021, the loan that had been in foreclosure on December 31, 2020 was cured, with all prior principal and interest due paid to a current status. As of December 31, 2020, the recorded investment in this loan was $0.6 million with an unpaid principal balance of $0.8 million.
5.    Investment Securities
As of June 30, 2021 investment securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”), commercial mortgage backed securities (“CMBS”), and U.S. Treasury securities as presented in the condensed consolidated balance sheet. As of December 31, 2020, investment securities were comprised of non‑agency RMBS, CMBS, and U.S. Treasury securities in the condensed consolidated balance sheet. The U.S. Treasury securities held by the Company as of June 30, 2021 and December 31, 2020 matured on July 22, 2021 and January 19, 2021, respectively. The Company recognized a nominal amount of accretion on U.S. Treasury securities for the three and six months ended June 30, 2021 and 2020, respectively.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of RMBS and CMBS at cost as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
RMBS	$721,689	$151,222
CMBS	$11,475	$8,857
The following table sets forth certain information about the Company’s investments in RMBS and CMBS as of June 30, 2021 and December 31, 2020:

	Real Estate Securities at Fair Value	Securities Sold Under Agreement to Repurchase	Allocated Capital
June 30, 2021:	(in thousands)
AOMT RMBS (1)
Senior	$6,705	$(8,191)	$(1,486)
Mezzanine	2,190	(1,635)	555
Subordinate	82,494	(15,253)	67,241
Interest Only/Excess	23,466	—	23,466
Total AOMT RMBS	$114,855	$(25,079)	$89,776
Other Non-Agency RMBS
Subordinate	$11,272	$—	$11,272
Interest Only/Excess	3,344	—	3,344
Total Other Non-Agency RMBS	$14,616	$—	$14,616
Whole Pool Agency RMBS
Fannie Mae	$381,644	$(282,380)	$99,264
Freddie Mac	212,253	(205,409)	6,844
Whole Pool Total Agency RMBS	$593,897	$(487,789)	$106,108
Total RMBS	$723,368	$(512,868)	$210,500

AOMT CMBS
Subordinate	$7,996	$—	$7,996
Interest Only/Excess	3,947	—	3,947
Total AOMT CMBS	$11,943	$—	$11,943
(1) AOMT RMBS held as of June 30, 2021 included both retained tranches of securitizations in which the Company participated within the purview of Angel Oak Mortgage Trust I (“AOMT”) and additional AOMT Securities purchased in secondary market transactions.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2020:	Real Estate Securities at Fair Value	Securities Sold Under Agreement to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Senior	$11,477	$(11,936)	$(459)
Mezzanine	2,207	(1,633)	574
Subordinate	78,806	(15,104)	63,702
Interest Only/Excess	31,842	—	31,842
Total AOMT RMBS	$124,332	$(28,673)	$95,659
Other Non-Agency RMBS
Senior	$6,820	$—	$6,820
Subordinate	18,784	—	18,784
Total Other Non-Agency RMBS	$25,604	$—	$25,604
Total RMBS	$149,936	$(28,673)	$121,263

AOMT CMBS
Subordinate	$5,766	$—	$5,766
Interest Only/Excess	3,030	—	3,030
Total AOMT CMBS	$8,796	$—	$8,796
(1) AOMT RMBS held as of December 31, 2020 included both retained tranches of AOMT Securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.
The following table sets forth certain information about the Company’s investments in U.S. Treasury Bills as of June 30, 2021 and December 31, 2020:

Date	Face Value	Unamortized Discount, net	Amortized Cost (1)	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
June 30, 2021	$275,000	$—	$275,000	$(8)	$274,992	5.00 basis points
December 31, 2020	$150,000	$(3)	$149,997	$(2)	$149,995	6.25 basis points
(1) Cost and amortized cost of U.S. Treasury Bills is substantially equal, due to the purchase of these securities close to quarter-end.
6.    Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged; all vary based on the counterparty.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of all the lines of credit available to the Company and drawn amounts for whole loan purchases as of June 30, 2021 and December 31, 2020:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate	Interest Rate Spread	June 30, 2021	December 31, 2020
	($ in thousands)
Nomura Corporate Funding Americas, LLC (1)	$300,000	3 month LIBOR	1.70% - 3.50%	$6,529	$8,011
Banc of California, National Association (2)	$50,000	1 month LIBOR	2.50% - 3.13%	$45,259	$38,989
Deutsche Bank, AG (3)	$250,000	1 month LIBOR	2.00% - 3.25%	$131,016	$34,905
Goldman Sachs Bank USA (4)	$200,000	3 month LIBOR	2.25%	$132,275	N/A
				$315,079	$81,905
(1) On June 21, 2021, this facility was amended to extend the expiration date from December 3, 2021 to August 5, 2022, add the one-month LIBOR as a base interest rate for certain loans, and change the interest rate spread to 1.70% (from 1.75%) to 3.50%.
(2) This agreement expires on March 16, 2022.
(3) On June 21, 2021, this facility was amended to increase the facility limit from $150.0 million to $250.0 million, and replace the previous sole shareholder as guarantor with the Company and its subsidiaries. This agreement expires on February 11, 2022.
(4) The master repurchase agreement with Goldman Sachs Bank USA, was entered into on March 5, 2021, and expires on March 5, 2022.
7.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash was substantially comprised of margin collateral for securities sold under agreements to repurchase as of each of June 30, 2021 and December 31, 2020, respectively.
The following table summarizes certain characteristics of the Company’s repurchase agreements as of June 30, 2021 and December 31, 2020:

June 30, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$274,308	0.09%	22
RMBS	512,868	0.16%	21
Total	$787,176	0.14%	21

December 31, 2020
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$149,618	0.25%	19
RMBS	28,673	1.40%	19
Total	$178,291	0.44%	19
Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of June 30, 2021 included both “To be Announced” forward-settling of mortgage-backed securities trades (“TBAs”) and interest rate futures contracts, while the derivative investments as of December 31, 2020 were solely comprised of interest rate futures contracts.

The Company uses interest rate futures as economic hedges to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. The Company’s credit risk with respect to economic hedges is the risk of default on its investments that result from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

The Company may at times hold TBAs in order to mitigate its interest rate risk on certain specified mortgage-backed securities. Amounts or obligations owed by or to the Company are subject to the right of set-off with the TBA counterparty. As part of executing these trades, the Company may enter into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions.
Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans” for realized losses, and “net unrealized gain (loss) on derivative contracts and mortgage loans” for unrealized gains and losses
The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.
The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of June 30, 2021 and December 31, 2020:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
June 30, 2021	Futures contracts	7,349	$2,224	$—	$—	$734,900
June 30, 2021	TBAs	N/A	$—	$(185)	$—	$676,705

December 31, 2020	Futures contracts	1,295	$—	$(198)	$—	$129,500
The losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and June 30, 2020 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Losses on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended June 30, 2021	Futures contracts	$(2,546)	$746
Three Months Ended June 30, 2021	TBAs	$(2,070)	$(118)

Six Months Ended June 30, 2021	Futures contracts	$(2,443)	$2,481
Six Months Ended June 30, 2021	TBAs	$(471)	$(185)

	Derivatives Not Designated as Hedging Instruments	Net Realized Losses on Derivative Instruments	Net Change in Unrealized Depreciation on Derivative Instruments
		(in thousands)
Three Months Ended June 30, 2020	Futures contracts	$(3,127)	$1,170

Six Months Ended June 30, 2020	Futures contracts	$(14,039)	$(117)

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9.    Fair Value Measurements
For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., our own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.
In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.
As of June 30, 2021, our valuation policy and processes had not changed from those described in our consolidate financial statements for the year ended December 31, 2020 included in the Prospectus. Included in Note 10 to the Consolidated Financial Statements for the year ended December 31, 2020 included in the Prospectus is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets, at fair value	(in thousands)
Residential mortgage loans	$—	$520,598	$8,731	$529,329
Commercial mortgage loans	—	5,871	593	6,464
Investments in securities
Non-Agency RMBS (1)	—	129,471	—	129,471
Agency whole pool loan securities	593,897	—	—	593,897
AOMT CMBS (1)	—	11,943	—	11,943
U.S. Treasury Bills	274,992	—	—	274,992
Unrealized appreciation on futures contracts (2)	2,224	—	—	2,224
Total assets	$871,113	$667,883	$9,324	$1,548,320

Liabilities, at fair value
Unrealized depreciation on TBAs (3)	$(186)	$—	$—	$(186)
Total liabilities	$(186)	$—	$—	$(186)

(1) Non‑Agency RMBS held as of June 30, 2021 included both retained tranches of securitizations in which the Company participated, additional AOMT Securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of June 30, 2021 was comprised of retained tranches of AOMT securitizations.

(2) “Unrealized appreciation on futures contracts” is comprised of unrealized appreciation on interest rate futures contracts, and is included in “other assets” on the condensed consolidated balance sheet.

(3) “Unrealized depreciation on TBAs” is comprised of unrealized depreciation on TBAs and is included in “accrued expenses”
on the condensed consolidated balance sheet.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. These transfers were not material.

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans are recognized in net income for the periods presented.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2021:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$8,731	Prepayment rate (annual CPR)	—% - 17.74%	6.13%
		Default rate	2.86% - 25.70%	13.34%
		Loss severity	(17.88)% - 37.05%	2.27%
		Expected remaining life	0.70 - 2.73 years	1.86 years
Commercial mortgage loans, at fair value	$593	Loss severity	(25.00)%	(25.00)%
		Sale or Liquidation timeline	42 - 53 months	42 - 53 months
The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets, at fair value	(in thousands)
Residential mortgage loans	$—	$128,897	$13,133	$142,030
Commercial mortgage loans	—	6,859	607	7,466
Investments in securities
Non-Agency RMBS (1)	—	149,936	—	149,936
AOMT CMBS (1)	—	8,796	—	8,796
U.S. Treasury Bills	149,995	—	—	149,995
Total assets	$149,995	$294,488	$13,740	$458,223

Liabilities, at fair value
Unrealized depreciation on futures contracts	$198	$—	$—	$198
Total liabilities	$198	$—	$—	$198

(1) Non‑Agency RMBS held as of December 31, 2020 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT Securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2020 was comprised of retained tranches of AOMT securitizations.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. These transfers were not material.

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans are recognized in net income for the periods presented.

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2020:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$13,133	Prepayment rate (annual CPR)	—% - 15.77%	5.95%
		Default rate	5.58% - 24.79%	16.80%
		Loss severity	(13.21)% - 29.31%	3.29%
		Expected remaining life	0.70 - 2.42 years	1.87 years
Commercial mortgage loans, at fair value	$607	Loss severity	(16.75)%	(16.75)%
		Sale or Liquidation timeline	15 - 23 months	15 - 23 months
10.    Related Party Transactions
Residential Mortgage Loan Purchases
On October 1, 2018, the Company entered into separate Mortgage Loan Purchase and Servicing Agreements with each of Angel Oak Home Loans, LLC, Angel Oak Prime Bridge, LLC, and Angel Oak Mortgage Solutions, LLC (together the “Mortgage Companies”), all of which are affiliated with the Manager. These agreements provide the framework pursuant to which the Company has agreed to purchase from the Mortgage Companies certain fixed and adjustable‑rate residential, first and second lien mortgage loans, all of which are underwritten to predetermined guidelines.
The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. As part of each agreement, the Company purchases the mortgage loans on a servicing released basis. The Company also has an agreement with Angel Oak Prime Bridge, LLC whereby the Company purchases the mortgage loans on a servicing retained basis. In accordance with the Manager’s Inter‑Affiliate Transaction Policy, various functional areas within the Manager, including a valuation sub‑committee, risk management, legal, and the independent members of the Board of Directors of the Company, regularly review the loan purchase activities between the Company and the Mortgage Companies. The residential mortgage loans are loans on residences located in various states with a concentration in California, Florida, Georgia, and Texas. The following table sets forth certain financial information pertaining to whole loans purchased from affiliates during the year-to-date or year, respectively, and held as of year-to-date / year end:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
June 30, 2021	$335,233	703	928

December 31, 2020	$423,172	950	273
Commercial Mortgage Loan Purchases
The Company entered into separate Loan Purchase Agreements with each of Cherrywood Mortgage, LLC and Angel Oak Commercial Bridge, LLC, each of which is affiliated with the Manager. The agreements provide the framework pursuant to which the Company agrees to purchase from Cherrywood Mortgage, LLC and Angel Oak Commercial Bridge, LLC certain commercial mortgage loans which are underwritten to predetermined guidelines.
The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. In accordance with the Manager’s Inter‑Affiliate Transaction Policy, various functional areas within the Manager, including a valuation sub‑committee, risk management, legal and the independent members of the Board of Directors of the Company, regularly review the loan purchase activities between the Company and Cherrywood Mortgage, LLC and Angel Oak Commercial Bridge, LLC. Commercial mortgage loans are loans on commercial properties which are substantially comprised of an educational facility and retail properties, located in various states with a concentration in Georgia and Montana. The following table sets forth certain financial information pertaining to whole loans purchased from affiliates during the year-to-date or year, respectively, and held as of year-to-date / year end:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
June 30, 2021	$—	—	7

December 31, 2020	$26,334	30	12
Pre-IPO Management Fee
A pre-IPO management agreement (the “Pre-IPO Management Agreement”) existed among the Company, the Manager, and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), the Company’s sole common stockholder prior to the IPO. Per the Pre-IPO Management Agreement, on a quarterly basis in advance, the Company paid the Manager an aggregate, fixed management fee equal to 1.5% per annum of the total Actively Invested Capital (as defined in the Pre-IPO Management Agreement) of the limited partners in Angel Oak Mortgage Fund. The Pre-IPO Management Agreement terminated on June 20, 2021 in connection with the IPO.

Post-IPO Management Fee
On and after June 21, 2021, the post-IPO management agreement (the “Management Agreement”) took effect among the Company, the Operating Partnership, and the Manager. Per the Management Agreement, on a quarterly basis in arrears, the Company shall pay the Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement). The Management Agreement was effective for the last 10 days of June 2021, and the additional management fee incurred during the 10 days following the completion of the IPO was de minimis.
Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements to an affiliate of the Manager.
Transactions by Affiliates Regarding the Company’s IPO
The Company’s IPO was completed on June 21, 2021. The Company’s Manager purchased $6.0 million in stock at the IPO price of $19.00 per share, which was delivered on June 21, 2021. Angel Oak Capital Advisors, LLC, an affiliate of the Company’s Manager, agreed to pay the underwriting discounts and commissions in connection with the IPO. Such underwriting discounts and commissions were $8.2 million. Angel Oak Capital Advisors, LLC also agreed to pay all of the Company’s expenses incurred in connection with the IPO. Such expenses were $4.4 million.
11.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2021, the Company was not aware of any legal claims that could materially impact its financial condition. As of June 30, 2021, the Company had no unfunded commitments.

12.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2021, we included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights, as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

For each of the three months and six months ended June 30, 2021, no outstanding equity awards were antidilutive.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands, except share data)
Basic Earnings per Common Share:
Net income allocable to common stockholders	$2,223	$11,706
Basic weighted average common shares outstanding	16,746,606	16,238,153
Basic earnings per common share	$0.13	$0.72
Diluted Earnings per Common Share:
Net income allocable to common stockholders	$2,223	$11,706
Net effect of dilutive equity awards	52,054	26,170
Diluted weighted average common shares outstanding	16,798,660	16,264,323
Diluted earnings per common share	$0.13	$0.72

Basic and Diluted EPS for the three and six months ended June 30, 2020, and Effect of Stock Split and Stock Dividend in Conjunction with the IPO

For the three and six months ended June 30, 2020, basic and diluted earnings per share were equivalent as there were no potentially dilutive securities outstanding. For the three and six months ended June 30, 2020, 1,000 shares of common stock were outstanding (both outstanding and weighted average outstanding), all of which were held by Angel Oak Mortgage Fund, LP, the Company’s sole common stockholder prior to the IPO.
In conjunction with the IPO, the Company declared a stock split that resulted in 15,723,050 being owned by that sole common stockholder, who then distributed its stock in the Company to its investors. As a result of the stock split, 15,724,050 shares of common stock were outstanding as of June 21, 2021 (both outstanding and weighted average outstanding), and the related share data and earnings per share calculations have been retroactively restated accordingly.

13.     Equity Compensation Plans

On June 22, 2021, we established our sole equity compensation plan, the 2021 Equity Incentive Plan (the “Plan”), with 2,125,000 shares initially available for grant. As of June 30, 2021, 1,651,316 shares of common stock were available for grant under the Plan, as on June 21, 2021, we granted 473,684 shares in restricted stock awards, for which the sole restriction to be satisfied is vesting over a period over one to three years. There were no forfeitures during the three and six months ended June 30, 2021. Compensation expense for each of the three and six months ended June 30, 2021 related to these awards was de minimis, due to only 10 days of expense incurred. The Company recognizes compensation expense using the straight-line method. The unamortized compensation expense of the restricted stock awards issued under the Plan totaled approximately $8.9 million as of June 30, 2021.

As of December 30, 2020, and prior to the establishment of the Plan, there were no equity compensation plans in existence, and therefore, no such compensation costs were incurred during the three and six months ended June 30, 2020.

14.    Subsequent Events

Stock Repurchases
In May 2021, our Board of Directors approved an authorization for the repurchase of our common stock under a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“the 10b5-1 Plan”). This authorization has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in open market transactions under the 10b5-1 Plan, which expires in July 2022. During the three and six months ended June 30, 2021, we did not repurchase any shares. As of August 13, 2021, we had repurchased 22,673 shares of our common stock under this Plan.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Notes Payable

On August 6, 2021, the Company and one of its subsidiaries entered into an amendment to its facility with Nomura Corporate Funding Americas, LLC to, among other matters: (a) extend the expiration date from December 3, 2021 to August 5, 2022; (b) add one-month LIBOR as a base interest rate for certain loans; and (c) change the interest rate spread to 1.70% to 3.50%.

Dividend Declared
On August 12, 2021, the Company declared a dividend of 12 cents per share of common stock, to be paid on August 31, 2021 to common stockholders of record as of August 23, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Angel Oak Mortgage, Inc. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. References herein to “the Company,” “we,” “us,” or “our” refer to Angel Oak Mortgage, Inc. and its subsidiaries unless the context requires otherwise.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our prospectus dated June 16, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) (the “Prospectus”), which is part of a registration statement on Form S-11, as amended (File No. 333-256301) (the “Registration Statement”), under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-K, 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could have a material adverse effect on future results and performance relative to those set forth in or implied by the related forward-looking statements, as well as on our business, financial condition, liquidity, results of operations and prospects, include, but are not limited to:
• the severity and duration of the COVID-19 pandemic, actions that have been taken and may be taken in the future by governmental authorities to contain the COVID-19 outbreak, including variants and resurgences thereof, or to mitigate its impact and the adverse impacts that the COVID-19 pandemic has had, and may continue to have, on the global economy and on our business, financial results and performance;

• the effects of adverse conditions or developments in the financial markets and the economy, including the impact of the COVID-19 pandemic, upon our ability to acquire non-QM loans sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, and other target assets;

• the level and volatility of prevailing interest rates and credit spreads;

• changes in our industry, interest rates, the debt or equity markets, the general economy (or in specific regions) or the residential real estate finance and the real estate markets specifically;

• changes in our business strategies or target assets;

• general volatility of the markets in which we invest;

• changes in the availability of attractive loan and other investment opportunities, including non-QM loans sourced from Angel Oak Mortgage Lending platforms;

• the ability of Falcons I, LLC (“the Manager”) to locate suitable investments for us, manage our portfolio, and implement our strategy;

• our ability to obtain and maintain financing arrangements on favorable terms, or at all;

• the adequacy of collateral securing our investments and a decline in the fair value of our investments;

• the timing of cash flows, if any, from our investments;

• our ability to profitably execute securitization transactions;

• the operating performance, liquidity, and financial condition of borrowers;

• increased rates of default and/or decreased recovery rates on our investments;

• changes in prepayment rates on our investments;

• the departure of any of the members of senior management of our Company, our Manager, or Angel Oak;

• the availability of qualified personnel;

• conflicts with Angel Oak, including our Manager and its personnel, including our officers, and entities managed by Angel Oak;

• events, contemplated or otherwise, such as acts of God, including hurricanes, earthquakes, and other natural disasters, pandemics such as COVID-19, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

• impact of and changes in governmental regulations, tax laws and rates, accounting principles and policies and similar matters;

• the level of governmental involvement in the U.S. mortgage market;

• future changes with respect to the Government Sponsored Entities in the mortgage market and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities;

• effects of hedging instruments on our target assets and our returns, and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

• our ability to make distributions to our stockholders in the future at the level contemplated by our stockholders or the market generally, or at all;

• our ability to qualify and maintain our qualification as a real estate investment trust ( a “REIT”) for U.S. federal income tax purposes; and

• our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Prospectus. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views only as of the date such statements are made. The risks summarized under “Risk Factors” in the Prospectus could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

General
Angel Oak Mortgage, Inc. is a publicly-traded REIT focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which operates through wholesale and retail channels and has a national origination footprint. Further, we also may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $13.0 billion in assets under management as of June 30, 2021 across its private credit strategies, public funds, and separately managed accounts, including $7.6 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of June 30, 2021, had originated over $10.4 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has over 850 employees across its enterprise.

Through our relationship with our Manager, we benefit from Angel Oak’s vertically integrated platform and in‑house expertise, providing us with the resources that we believe are necessary to generate attractive risk‑adjusted returns for our stockholders. Angel Oak Mortgage Lending provides us with proprietary access to non‑QM loans, as well as transparency over the underwriting process and the ability to acquire loans with our desired credit and return profile. We believe our ability to identify and acquire target assets through the secondary market is bolstered by Angel Oak’s experience in the mortgage industry and expertise in structured credit investments. In addition, we believe we have significant competitive advantages due to Angel Oak’s analytical investment tools, extensive relationships in the financial community, financing and capital structuring skills, investment surveillance capabilities, and operational expertise.

We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the Code”). Our qualification as a REIT, and maintenance of such qualification, will depend on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our stock. We also intend to operate our business in a manner that will allow us to maintain our exclusion from regulation as an investment company under the Investment Company Act. Our common stock commenced trading on the New York Stock Exchange of June 17, 2021.

We expect to derive our returns primarily from the difference between the interest we earn on loans we make and our cost of capital, as well as the returns from bonds, including risk retention securities, that are retained after securitizing the underlying loan collateral.

Recent Developments
We completed our Initial Public Offering
On June 21, 2021, the Company completed its initial public offering (the “IPO”) of 7,200,000 shares of common stock, $0.01 par value per share (“common stock”), at an initial public offering price of $19.00 per share for total proceeds of approximately $136.8 million, excluding the underwriting discounts and commissions and offering expenses of the IPO, each of which was paid by Angel Oak Capital, pursuant to the Registration Statement filed with the SEC under the Securities Act. The common stock of the Company trades on the New York Stock Exchange under the ticker symbol “AOMR”.
Concurrently with the completion of the IPO, the Company sold an additional 2,105,263 shares of common stock to CPPIB Credit Investments Inc. in a private placement at $19.00 per share, for total proceeds of approximately $40.0 million (the “concurrent private placement”).
Nomura Loan Financing Line
On August 6, 2021, the Company and one of its subsidiaries entered into an amendment to its loan financing line with Nomura Corporate Funding Americas, LLC to, among other matters: (a) extend the expiration date from December 3, 2021 to August 5, 2022; (b) add one-month LIBOR as a base interest rate for certain loans; and (c) change the interest rate spread to 1.70% to 3.50%.
Dividend Declared
On August 12, 2021, the Company declared a dividend of $0.12 per share of common stock, to be paid on August 31, 2021 to common stockholders of record as of August 23, 2021.
Key Financial Metrics

As a real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Distributable Return on Average Equity and book value per share.

Distributable Earnings

Distributable Earnings is a non‑GAAP measure and is defined as net income (loss) allocable to common stockholders as calculated in accordance with GAAP, excluding (1) unrealized gains and losses on our aggregate portfolio, and realized gains (losses) on derivatives, (2) impairment losses, (3) extinguishment of debt, (4) non-cash equity compensation expense, (5) the incentive fee earned by our Manager, (6) realized gains or losses on swap terminations and (7) certain other nonrecurring gains or losses. We believe that the presentation of Distributable Earnings provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. We believe Distributable Earnings as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, generally we intend to attempt to pay dividends to our stockholders in an amount equal to our REIT taxable income, if and to the extent authorized by our Board of Directors. Distributable Earnings is one of a number of factors considered by our Board of Directors in declaring dividends and, while not a direct measure of REIT taxable income, over time, the measure can be considered a useful indicator of our dividends. Distributable Earnings should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings may not be comparable to similar measures presented by other REITs.
We also will use Distributable Earnings to determine the incentive fee payable to the Manager pursuant to the management agreement that we and Angel Oak Mortgage Operating Partnership, LP (the “Operating Partnership”) entered into with the Manager upon the completion of the IPO (the “Management Agreement”). For information on the fees that are payable to the Manager under the Management Agreement, see “Our Manager and the Management Agreement — The Management Agreement” in the Prospectus.

Distributable Earnings were approximately $2.0 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $6.9 million and $(5.5) million for the six months ended June 30, 2021 and 2020, respectively.

The table below sets forth a reconciliation of net income allocable to common stockholder(s), calculated in accordance with GAAP, to Distributable Earnings for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Net income (loss) allocable to common stockholder(s)	$2,223	$26,221	$11,706	$(10,516)
Adjustments:
Net other-than-temporary credit impairment losses	—	—	—	—
Net realized and unrealized (gains) losses on derivatives	3,903	(1,169)	2,294	176
Net unrealized (gains) losses on residential loans	(4,062)	(22,586)	(6,954)	2,839
Net unrealized (gains) losses on commercial loans	(123)	(254)	(265)	1,970
Net unrealized (gains) losses on financial instruments at fair value	—	(8)	—	10
(Gains) losses on extinguishment of debt	—	—	—	—
Non-cash equity compensation expense	90	—	90	—
Inventive fee earned by the Manager	—	—	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—	—	—
Total other non-recurring (gains) losses	—	—	—	—
Distributable Earnings	$2,031	$2,204	$6,871	$(5,521)

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in thousands)
Annualized Distributable Earnings	$2,031	$2,204	$6,871	$(5,521)
Average total stockholders’ equity	$334,503	$265,464	$289,130	$208,495
Distributable Earnings Return on Average Equity	2.43%	3.32%	9.51%	(10.59)%

Book Value per Share

The following table sets forth the calculation of our book value per share as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands except for share and per share data)
Total stockholders’ equity	$496,781	$248,309
Preferred stock	(101)	(101)
Stockholder(s)’ equity, net of preferred stock	$496,680	$248,208
Number of shares outstanding at period end	25,502,997	15,724,050
Book value per share	$19.48	$15.79

Results of Operations

Our results of operations presented herein for the three and six months ended June 30, 2021 and the comparable periods ended June 30, 2020 do not reflect the expenses typically associated with being a public company, including the payment of increased directors’ fees for our independent directors and the expenses incurred in complying with the reporting and other requirements of the Exchange Act; the payment of a base management fee and an incentive fee to our Manager as a result of differences in the way fees and expense reimbursements are calculated under the management agreement as compared to the pre-IPO management agreement as described in our Registration Statement, full periods of equity compensation expenses, and increased legal and accounting fees. Additionally, pursuant to the management agreement, we will be required to reimburse our Manager for its operating expenses, including third‑party expenses, incurred on our behalf; and our Manager will also be entitled to reimbursement for costs of the wages, salaries, and benefits incurred by our Manager for our dedicated Chief Financial Officer and Treasurer and a proportionate amount of the costs of the wages, salaries, and benefits of our Chief Executive Officer and President (who has dedicated a substantial majority of his business time to us upon the completion of our IPO) based on the amount of his business time spent on our matters, and any other dedicated or partially dedicated employees based on the percentage of each such person’s working time spent on matters related to us.

Three Months Ended June 30, 2021 and 2020

The following table sets forth a summary of our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(in thousands)
INTEREST INCOME, NET
Interest income	$12,143	$12,926
Interest expense	1,846	3,711
NET INTEREST INCOME	10,297	9,215

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	(10,224)	(2,847)
Net unrealized gain (loss) on derivative contracts and mortgage loans	4,813	24,009
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(5,411)	21,162

EXPENSES
Operating and investment expenses	876	725
Operating expenses incurred with affiliate	533	345
Securitization costs	—	2,094
Management fee incurred with affiliate	1,250	988
Total operating expenses	2,659	4,152

NET INCOME	2,227	26,225
Preferred dividends	(4)	(4)
NET INCOME ALLOCABLE TO COMMON STOCKHOLDER(S)	$2,223	$26,221
Other comprehensive income (loss)	3,085	(944)
TOTAL COMPREHENSIVE INCOME	$5,308	$25,277

Net Interest Income

The following table sets forth the components of net interest income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(in thousands)
Interest income	Interest income / expense	Interest income / expense
Residential mortgage loans	$4,811	$6,404
Commercial mortgage loans	227	1,009
RMBS	6,461	5,469
CMBS	639	—
U.S. Treasury bills	4	5
Other interest income	1	39
Total interest income	12,143	12,926
Interest expense
Notes payable	1,735	3,489
Repurchase facilities	111	222
Total interest expense	1,846	3,711
Net interest income	$10,297	$9,215

Net interest income for the three months ended June 30, 2021 and 2020 was $10.3 million and $9.2 million, respectively. Net interest income increased due to the additional average portfolio balance in the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to the composition of the portfolio during June 30, 2021 having a lower average balance of loan and repurchase financing facilities, due to the timing of the use of those financing facilities, which decreased the interest expense associated with borrowings.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended June 30, 2021 and 2020 are set forth as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(in thousands)
Gain on securitization	$—	$1,813
Realized loss on RMBS, net	(4,834)	(1,523)
Realized loss on CMBS	(153)	—
Realized loss on interest rate futures	(2,546)	(3,127)
Realized and unrealized loss on TBAs	(2,187)	—
Realized and unrealized gain on residential mortgage loans	3,489	22,580
Realized and unrealized gain on commercial mortgage loans	74	254
Realized and unrealized loss on U.S. Treasury bills	—	(5)
Unrealized appreciation on interest rate futures	746	1,170
Total realized and unrealized gains (losses), net	$(5,411)	$21,162

For the three months ended June 30, 2021 and 2020, total realized and unrealized gains (losses), net were $(5.4) million and $21.2 million, respectively. In the three months ended June 30, 2020, we securitized a substantial amount of residential loans, which allowed us to recover a significant amount of unrealized losses from residential loan valuation, which had previously experienced significant decreases in market value due to the financial effects of the onset of the COVID‑19 pandemic. The three months ended June 30, 2021 presented a less volatile market environment as substantially all the credit and asset valuation issues related to the financial effects of the COVID-19 pandemic had lessened.

Expenses

Operating and Investment Expenses

For the three months ended June 30, 2021 and 2020, our operating and investment expenses were $0.9 million and $0.7 million, respectively. The increase in operating expenses in the three month period ended June 30, 2021 was primarily due to an increase in whole loan acquisition diligence costs, as we purchased more whole loans in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Operating Expenses Incurred with Affiliate

For the three months ended June 30, 2021 and 2020, our operating expenses incurred with affiliate were $0.5 million and $0.3 million, respectively. The increase in these expenses was primarily due to an increase in the allocated time of partially dedicated employees’ compensation being reimbursed by us during 2021.

Securitization costs

For the three months ended June 30, 2021, we did not incur any securitization costs, as we did not participate in any securitization transactions during this period. For the three months ended June 20, 2020,we incurred securitization costs of $2.1 million. During the three months ended June 30, 2020, we had participated in one securitization transaction.

Management Fee Incurred with Affiliate

We are required to pay our Manager, in cash, a management fee pursuant to certain management agreements, including the pre-IPO management agreement and the post-IPO management agreement. The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital of the limited partners in Angel Oak Mortgage Fund (as defined in the limited partnership agreement of Angel Oak Mortgage Fund), which we believe is reflective of a typical management fee payable by a private investment vehicle.

The pre-IPO management agreement terminated on completion of our IPO, the concurrent private placement and our formation transactions, and we and our operating partnership subsequently entered into the management agreement with our Manager effective as of the completion of our IPO. Pursuant to the management agreement, our Manager will be entitled to a base management fee, which will be calculated based on our Equity, and an incentive fee based on certain performance criteria, as well as a termination fee in certain cases and reimbursement of certain expenses as described in the management agreement. See “Our Manager and the Management Agreement — The Management Agreement” in our Prospectus for additional information regarding the fees that will be payable to our Manager under the management agreement subsequent to the date of our IPO on June 21, 2021.

For the three months ended June 30, 2021 and 2020, our management fee incurred with affiliate was $1.3 million and $1.0 million, respectively. The increase is due to the increase in our average equity for the three months ended June 30, 2021 as compared to the same period in 2020.

Six Months Ended June 30, 2021 and 2020

The following table sets forth a summary of our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(in thousands)
INTEREST INCOME, NET
Interest income	$22,177	$22,543
Interest expense	2,678	6,665
NET INTEREST INCOME	19,499	15,878

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	(12,512)	(15,616)
Net unrealized gain (loss) on derivative contracts and mortgage loans	9,330	(4,985)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(3,182)	(20,601)

EXPENSES
Operating and investment expenses	1,462	1,610
Operating expenses incurred with affiliate	972	536
Securitization costs	—	2,094
Management fee incurred with affiliate	2,169	1,545
Total operating expenses	4,603	5,785

NET INCOME (LOSS)	11,714	(10,508)
Preferred dividends	(8)	(8)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDER(S)	$11,706	$(10,516)
Other comprehensive income (loss)	3,615	(10,225)
TOTAL COMPREHENSIVE INCOME (LOSS)	$15,321	$(20,741)

Net Interest Income

The following table sets forth the components of net interest income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(in thousands)
Interest income	Interest income / expense	Interest income / expense
Residential mortgage loans	$7,361	$11,815
Commercial mortgage loans	357	1,246
RMBS	13,259	9,352
CMBS	1,189	—
U.S. Treasury bills	7	70
Other interest income	4	60
Total interest income	22,177	22,543
Interest expense
Notes payable	2,460	5,989
Repurchase facilities	218	676
Total interest expense	2,678	6,665
Net interest income	$19,499	$15,878

Net interest income for the six months ended June 30, 2021 and 2020 was $19.5 million and $15.9 million, respectively. Net interest income increased due to the additional average portfolio balance in the six months ended June 30, 2021 as compared to the same period in 2020, while interest expense decreased due to the timing of the use of loan and repurchase financing facilities, which decreased the interest expense associated with borrowings during the six months ended June 30, 2021 as compared to 2020.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the six months ended June 30, 2021 and 2020 are set forth as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(in thousands)
Gain on securitization	$—	$1,813
Realized loss on RMBS, net	(8,808)	(3,181)
Realized loss on CMBS	(380)	—
Realized loss on interest rate futures	(471)	(14,039)
Realized and unrealized loss on TBAs	(2,620)	—
Realized and unrealized gain (loss) on residential mortgage loans	6,326	(3,045)
Realized and unrealized gain (loss) on commercial mortgage loans	358	(1,969)
Realized and unrealized loss on U.S. Treasury bills	(8)	(5)
Unrealized appreciation (depreciation) on interest rate futures	2,421	(175)
Total realized and unrealized gains (losses), net	$(3,182)	$(20,601)

For the six months ended June 30, 2021 and 2020, total realized and unrealized gains (losses), net were $(3.2) million and $(20.6) million, respectively. In the six months ended June 30, 2020, we experienced significant decreases in market values of the assets including whole loans, residential mortgage-backed securities (“RMBS”), and interest rate futures due to the financial effects of the onset of the COVID‑19 pandemic. The three months ended June 30, 2021 presented a less volatile market environment as substantially all the credit and asset valuation issues related to the financial effects of the COVID-19 pandemic had lessened.

Expenses

Operating and Investment Expenses

For the six months ended June 30, 2021 and 2020, our operating and investment expenses were $1.5 million and $1.6 million, respectively. The relatively flat operating expenses in the six month period ended June 30, 2021 as compared to 2020 was primarily due to relatively stable operating expenses incurred during the comparative six month periods.

Operating Expenses Incurred with Affiliate

For the six months ended June 30, 2021 and 2020, our operating expenses incurred with affiliate were $1.0 million and $0.5 million, respectively. The increase in these expenses was primarily due to an increase in the allocated time of partially dedicated employees’ compensation being reimbursed by us during 2021.

Securitization costs

For the six months ended June 30, 2021, we did not incur any securitization costs, as we did not participate in any securitization transactions during this period. For the six months ended June 20, 2020,we incurred securitization costs of $2.1 million. During the six months ended June 30, 2020, we had participated in one securitization transaction..

Management Fee Incurred with Affiliate

We are required to pay our Manager, in cash, a management fee pursuant to certain management agreements, including the pre-IPO management agreement and the post-IPO management agreement. The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital of the limited partners in Angel Oak Mortgage Fund (as defined in the limited partnership agreement of Angel Oak Mortgage Fund), which we believe is reflective of a typical management fee payable by a private investment vehicle.

The pre-IPO management agreement terminated on completion of our IPO, the concurrent private placement and our formation transactions, and we and our operating partnership subsequently entered into the management agreement with our Manager effective as of the completion of our IPO. Pursuant to the management agreement, our Manager will be entitled to a base management fee, which will be calculated based on our Equity, and an incentive fee based on certain performance criteria, as well as a termination fee in certain cases and reimbursement of certain expenses as described in the management agreement. See “Our Manager and the Management Agreement — The Management Agreement” in our Prospectus for additional information regarding the fees that will be payable to our Manager under the management agreement subsequent to the date of our IPO on June 21, 2021.

For the six months ended June 30, 2021 and 2020, our management fee incurred with affiliate was $2.2 million and $1.5 million, respectively. The increase is due to the increase in our average equity for the six months ended June 30, 2021 as compared to the same period in 2020.

Our Portfolio

As of June 30, 2021, our portfolio consisted of approximately $1.3 billion of residential mortgage loans, RMBS, and other target assets. “Target assets” is defined as the total investment portfolio excluding U.S. Treasury bills. The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of June 30, 2021:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$529,329	$313,888	$215,441	43.4%
Commercial mortgage loans	6,464	1,191	5,273	1.1%
Total whole loan portfolio	$535,793	$315,079	$220,714	44.5%

Investment securities
RMBS	$723,368	$512,868	$210,500	42.4%
CMBS	11,943	—	11,943	2.4%
U.S. Treasury bills	274,992	274,308	684	0.1%
Total investment securities	1,010,303	$787,176	$223,127	44.9%

Total investment portfolio	$1,546,096	$1,102,255	$443,841	89.4%

Cash	28,893	—	28,893	5.8%
Other assets	24,047	—	24,047	4.8%
Total	$1,599,036	$1,102,255	$496,781	100.0%

As of December 31, 2020, our portfolio consisted of approximately $308.2 million of residential mortgage loans, RMBS, and other target assets. “Target assets” is defined as the total investment portfolio excluding U.S. Treasury bills. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2020:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$142,030	$80,345	$61,685	24.8%
Commercial mortgage loans	7,466	1,560	5,906	2.4%
Total whole loan portfolio	$149,496	$81,905	$67,591	27.2%

Investment securities
RMBS	149,936	$28,673	$121,263	48.8%
CMBS	8,796	—	8,796	3.5%
U.S. Treasury bills	149,995	149,618	377	0.2%
Total investment securities	308,727	$178,291	$130,436	52.5%

Total investment portfolio	$458,223	$260,196	$198,027	79.8%

Cash	43,569	—	43,569	17.5%
Other assets	6,713	—	6,713	2.7%
Total	$508,505	$260,196	$248,309	100.0%

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of June 30, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$312 - $3,547	$477
Interest rate	2.63% - 10.75%	5.14%
Maturity date	4/1/2046 - 6/1/2061	5/12/2051
FICO score at loan origination	500 - 823	741
LTV at loan origination	39% - 90%	73%
DTI at loan origination	0.85% - 50.48%	33%
Percentage of first lien loans	N/A	99.90%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	1.10%
The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2020:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$32 - $2,357	$489
Interest rate	3.88% - 10.75%	5.95%
Maturity date	11/2048 - 1/2061	10/2050
FICO score at loan origination	500 - 811	733
LTV at loan origination	5% - 90%	75%
DTI at loan origination	3% - 50%	35%
Percentage of first lien loans	N/A	99.90%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	10.70%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of June 30, 2021:
The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2020:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of June 30, 2021, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of June 30, 2021:

Non-Prime
1%
Investor
9%
Non-Owner
Occupied
9%
Just Missed
Prime
20%
Bank
Statement
62%

Full Documentation 30%
Loans Made to Bank Statement Borrowers 62%
Investor Loans 9%

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of June 30, 2021.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2020, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2020:

Non-Prime
2%
Investor
7%
Just Missed
Prime
18%
Bank
Statement
74%

Full
Documentation
& Other Loans
19%
Investor
Loans
7%
Loans Made
to Bank
Statement
Borrowers
74%

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2020.

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of June 30, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$107 - $4,300	$929
Interest rate	6.10% - 8.38%	6.90%
Loan term	1.92 - 28.69 years	10.97 years
LTV at loan origination	38.6% - 75.0%	53.6%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2020:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$77 - $4,300	$646
Interest rate	5.66% - 8.38%	5.58%
Loan term	2.42 - 29.2 years	14.3 years
LTV at loan origination	38.6% - 75.0%	54.7%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of June 30, 2021 and December 31, 2020 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of June 30, 2021:

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2020:

RMBS
In March 2019, we participated in our first securitization transaction pursuant to which we contributed to AOMT 2019‑2 non‑QM loans with a carrying value of approximately $255.7 million that we had accumulated and held on our balance sheet. The remaining non‑QM loans that we contributed to AOMT 2019‑2 were purchased from affiliated and unaffiliated entities. We received bonds from AOMT 2019‑2 with a fair value of approximately $55.8 million, including approximately $33.0 million in Risk Retention Securities (representing 5% of each class of the bonds issued as part of the transaction). Additionally, in July 2019, we participated in a second securitization transaction pursuant to which we contributed to AOMT 2019‑4 non‑QM loans with a carrying value of approximately $147.4 million that we had accumulated and held on our balance sheet, and we received bonds from AOMT 2019‑4 with a fair value of approximately $16.8 million. Furthermore, in November 2019, we participated in a third securitization transaction pursuant to which we contributed to AOMT 2019‑6 non‑QM loans with a carrying value of approximately $104.3 million that we had accumulated and held on our balance sheet, and we received bonds from AOMT 2019‑6 with a fair value of approximately $10.7 million. In June 2020, we participated in a fourth securitization transaction pursuant to which we contributed to AOMT 2020‑3 non‑QM loans with a carrying value of approximately $482.9 million that we had accumulated and held on our balance sheet. The remaining non‑QM loans that we contributed to AOMT 2020‑3 were purchased from an affiliated entity. We received bonds from AOMT 2020‑3 with a fair value of approximately $66.5 million, including approximately $23.0 million in horizontal Risk Retention Securities (representing 5% of the fair value of the securities and other interests issued as part of the transaction).
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of June 30, 2021, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$254,800	$267,972	$298,487	$358,458
Number of loans	781	806	982	963
Weighted average loan coupon	7.04%	7.00%	6.46%	5.86%
Average loan amount	$326	$332	$304	$372
Weighted average LTV at loan origination and deal date	76%	75%	74%	74%
Weighted average credit score at loan origination and deal date	698	705	717	721
Current 3-month constant prepayment rate (“CPR”) (1)	48.94%	49.83%	47.72%	41.94%
90+ day delinquency (as a % of UPB)	13.16%	10.50%	6.54%	2.88%
Fair value of first loss piece (2)	$13,022	$3,890	$2,232	$23,763
Investment thickness (3)	13.65%	5.94%	4.29%	8.66%
(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.
(2) Represents the fair value of the securities we hold in the first loss tranche in each securitization.
(3) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2020, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$337,323	$334,129	$379,535	$442,314
Number of loans	1049	1031	1262	1189
Weighted average loan coupon	7.01%	6.99%	6.47%	5.86%
Average loan amount	$331	$340	$307	$381
Weighted average LTV at loan origination and deal date	78%	78%	75%	74%
Weighted average credit score at loan origination and deal date	712	707	715	721
Current 3-month CPR (1)	31.60%	27.40%	32.30%	28.80%
90+ day delinquency (as a % of UPB)	15.90%	15.70%	11.20%	2.43%
Fair value of first loss piece (2)	$12,897	$3,415	$2,029	$23,507
Investment thickness (3)	10.00%	4.50%	3.30%	6.80%
(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.
(2) Represents the fair value of the securities we hold in the first loss tranche in each securitization.
(3) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of June 30, 2021:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$6,705	$—	$6,705	$8,191	$—	8,191	$(1,486)	$—	$(1,486)
Mezzanine	2,190	—	2,190	1,635	—	1,635	555	—	555
Subordinate	82,494	11,272	93,766	15,253	—	15,253	67,241	11,272	78,513
Interest only / excess	23,466	3,344	26,810	—	—	—	23,466	3,344	26,810
Whole pool	—	593,897	593,897	—	487,789	487,789	—	106,108	106,108
Total	$114,855	$608,513	$723,368	$25,079	$487,789	$512,868	$89,776	$120,724	$210,500

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2020:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$11,477	$6,820	$18,297	$11,936	$—	$11,936	$(459)	$6,820	$6,361
Mezzanine	2,207	—	2,207	1,633	—	1,633	574	—	574
Subordinate	78,830	18,784	97,614	15,104	—	15,104	63,726	18,784	82,510
Interest only / excess	31,818	—	31,818	—	—	—	31,818	—	31,818
Whole pool	—	—	—	—	—	—	—	—	—
Total	$124,332	$25,604	$149,936	$28,673	$—	$28,673	$95,659	$25,604	$121,263

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of June 30, 2021:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$18,297	$2,207	$97,614	$31,818	$—	$149,936
Acquisitions:
Secondary market purchases of AOMT securities	—	—	2,209	—	—	2,209
Third party securities	—	—	5,122	7,485	592,899	605,506
Effect of principal payments / called deals	(11,461)	—	(12,770)	(3,781)	(516)	(28,528)
IO and excess servicing prepayments	—	—	—	(8,938)	—	(8,938)
Changes in fair value, net	(130)	(17)	1,590	225	1,515	3,183
Ending fair value	$6,706	$2,190	$93,765	$26,809	$593,898	$723,368

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2020:

	Senior	Mezzanine	Subordinate	Interest Only	Total
	(in thousands)
Beginning fair value	$19,060	$2,237	$31,679	$24,016	$76,992
Acquisitions:
Retained from AOMT securitizations	—	—	40,380	26,140	66,520
Secondary market purchases of AOMT securities	—	—	5,663	—	5,663
Third party securities	6,880	—	18,098	—	24,978
Effect of principal payments / called deals	(7,709)	—	(2,377)	—	(10,086)
IO and excess servicing prepayments	—	—	—	(9,672)	(9,672)
Changes in fair value, net	66	(30)	4,171	(8,666)	(4,459)
Ending fair value	$18,297	$2,207	$97,614	$31,818	$149,936

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of June 30, 2021)
(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2021.

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2020 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2020)
(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2020.

CMBS

In November 2020, we participated in a securitization transaction of a pool of small balance commercial mortgage loans consisting of mortgage loans secured by commercial properties pursuant to which we contributed to AOMT 2020-SBC1 commercial mortgage loans with a carrying value of approximately $31.2 million that we had accumulated and held on our balance sheet, and we received bonds from AOMT 2020-SBC1 with a fair value of approximately $8.9 million.

Certain information regarding the commercial mortgage loans underlying our portfolio of commercial mortgage-backed securities “CMBS” issued in the AOMT 2020-SBC1 securitization transaction is shown below as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	($ in thousands)
UPB of loans	$164,474	$179,789
Number of loans	$216	$234
Weighted average loan coupon	7.5%	7.4%
Average loan amount	$761	$768
Weighted average LTV at loan origination and deal date	62.3%	62.3%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	7,996	—	7,996	5,766	—	5,766
Interest only / excess	3,947	—	3,947	3,031	—	3,031
Total	$11,943	$—	$11,943	$8,797	$—	$8,797

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include capital contributions from our investors prior to our IPO, the proceeds from our IPO and concurrent private placement, payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, and securitizations of our whole loans. Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
We expect to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage‑related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we expect to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long‑term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements.

Securitizations may either take the form of the issuance of securitized bonds or the sale of “real estate mortgage investment conduit” securities backed by mortgage loans or other assets, with the securitization proceeds being used in part to repay pre-existing loan financing lines and repurchase facilities. We have sponsored and participated in securitization transactions with other entities that are managed by Angel Oak, and may continue to do so in the future, along with sponsoring sole securitization transactions.

We believe these identified sources of financing will be adequate for purposes of meeting our short‑term (within one year) and our longer‑term liquidity needs. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and any potential changes in market conditions.

Description of Existing Financing Arrangements
As of June 30, 2021, we were a party to four loan financing lines, which permitted borrowings in an aggregate amount of up to $800.0 million. Borrowings under these agreements may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes. A description of each loan financing line is set forth as follows:

Nomura Loan Financing Line. On December 6, 2018, we and one of our subsidiaries entered into a master repurchase agreement with Nomura Corporate Funding Americas, LLC (“Nomura”). We are considered the “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Nomura. Pursuant to the agreement, we and our subsidiary may sell to Nomura, and later repurchase, up to $300.0 million aggregate borrowings on mortgage loans. The agreement expires on August 5, 2022, unless terminated earlier pursuant to the terms of the agreement. However, we are permitted to extend the expiration date by up to 364 additional days, subject to certain conditions being satisfied.
The principal amount paid by Nomura for each eligible mortgage loan is based on a percentage of both the market value, unpaid principal balance and acquisition price of the mortgage loan (generally ranging from 65% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Nomura retains the right to determine the market value of the mortgage loan collateral for certain mortgage loans in its sole and absolute discretion. Additionally, Nomura is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, we are, or our subsidiary is, required to repay Nomura the adjusted principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) the greater of (a) one-month LIBOR or three‑month LIBOR (depending on the type of mortgage loan) and (b) the applicable LIBOR floor, and (2) a spread generally ranging from 1.70% to 3.50% depending on the type of loan.
The agreement requires us to maintain various financial and other covenants, such as that: (1) adjusted tangible net worth on an aggregate basis must not be less than the sum of 50% of our adjusted tangible net worth as of the date of the agreement plus 50% of any future capital raised by us; (2) adjusted tangible net worth must not decline more than 25% in any rolling three month period or 35% in any rolling twelve month period; (3) the ratio of indebtedness to adjusted tangible net worth must not exceed 7:1; and (4) liquidity, on an aggregate basis, must exceed the greater of 5% of the aggregate purchase price and $2.0 million.
The agreement contains margin call provisions that provide Nomura with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Nomura may require us or our subsidiary to transfer cash and/or additional eligible mortgage loans with an aggregate market value sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, material adverse effects, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Nomura’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary are also required to pay certain customary fees to Nomura and to reimburse Nomura for certain costs and expenses incurred in connection with Nomura’s structuring, management and ongoing administration of the agreement.
Banc of California Loan Financing Line. On December 21, 2018, we and our subsidiary entered into a master repurchase agreement with Banc of California, National Association (“Banc of California”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Banc of California. Pursuant to the agreement, we or our subsidiary may sell to Banc of California, and later repurchase, up to $50.0 million aggregate borrowings on mortgage loans. The agreement expires on March 16, 2022, unless terminated earlier pursuant to the terms of the agreement.
The principal amount paid by Banc of California for each mortgage loan is based on the lesser of (1) a percentage of the original principal amount of the mortgage loan (ranging from 75% to 97%) and (2) a percentage of its take‑out commitment (97%) or $4.0 million, depending on the loan type. Pursuant to the agreement, Banc of California retains the right to determine the market value of the mortgage loan collateral in its sole discretion. Upon our or our subsidiary’s repurchase of the mortgage loan, we are, or our subsidiary is, required to repay Banc of California the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) a specified minimum rate (ranging from 3.50% to 4.13%) and (B) one‑month LIBOR plus a spread ranging from 2.50% to 3.13%, and (2) in the case of loans with maturities over 364 days, the seasoned spread of 1.0%.
The agreement requires the us to maintain various financial and other covenants, which include: (1) a minimum tangible net worth of $40.0 million consolidated; (2) minimum liquidity of $5.0 million; (3) a maximum ratio of total liabilities to tangible net worth of 10:1; and (4) we must attain positive net income, determined in accordance with GAAP, as of the last day of each calendar quarter, commencing with the quarter ended June 30, 2021, for the prior four (4) consecutive fiscal quarters then ending.
The agreement contains margin call provisions that provide Banc of California with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Banc of California may require us or our subsidiary to transfer cash and/or additional eligible mortgage loans with an aggregate market value sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, material adverse effects, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Banc of California’s right to liquidate the mortgage loans then subject to the agreement.

We and our subsidiary are also required to pay certain customary fees to Banc of California and to reimburse Banc of California for certain costs and expenses incurred in connection with Banc of California’s structuring, management and ongoing administration of the agreement.
Deutsche Bank Loan Financing Line. On February 13, 2020, we and our subsidiary entered into a master repurchase agreement with Deutsche Bank, AG (“Deutsche Bank”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Deutsche Bank. Pursuant to the agreement, we or our subsidiary may sell to Deutsche Bank, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement expires on February 11, 2022, unless terminated earlier pursuant to the terms of the agreement.
The principal amount paid by Deutsche Bank for each mortgage loan is based on a percentage of the market value, cost‑basis value or unpaid principal balance of the mortgage loan (generally ranging from 60% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Deutsche Bank retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Deutsche Bank is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, we are, or our subsidiary is, required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) 0.00% and (B) one‑month LIBOR and (2) a spread generally ranging from 2.00% to 3.25%.
The agreement requires us to maintain various financial and other covenants, which include: (1) our adjusted tangible net worth must be an amount at least equal to the greater of (A) $100.0 million and (B) 20% of the maximum aggregate purchase price limit; (2) our adjusted tangible net worth on the last day of any calendar quarter shall not decline by (A) 20% or more from the adjusted tangible net worth as of the last day of the immediately prior calendar quarter or (B) 40% or more from the adjusted tangible net worth as of the last day of the calendar quarter that is twelve months prior to such calendar quarter; (3) our liquidity must at least equal the greater of (A) $5.0 million and (B) 3.0% of the outstanding purchase price for such mortgage loans transferred to Deutsche Bank; and (4) our indebtedness to our adjusted tangible net worth must not exceed 5.5:1.

The agreement contains margin call provisions that provide Deutsche Bank with certain rights in the event of a decline in the market value or cost‑basis value of the purchased mortgage loans. Under these provisions, Deutsche Bank may require us or our subsidiary to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Deutsche Bank’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary are also required to pay certain customary fees to Deutsche Bank and to reimburse Deutsche Bank for certain costs and expenses incurred in connection with Deutsche Bank’s structuring, management and ongoing administration of the agreement.
Goldman Loan Financing Line. On March 5, 2021, we and our subsidiary entered into a master repurchase agreement with Goldman Sachs Bank USA (“Goldman”). We are considered a “Seller” under this agreement. Pursuant to the agreement, we or our subsidiary may sell to Goldman, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans. The agreement expires on March 5, 2022, unless terminated earlier pursuant to the terms of the agreement.
The principal amount paid by Goldman for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan (generally ranging from 75% to 85%, depending on the type of loan), whichever is less. Pursuant to the agreement, Goldman retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner. The loan financing line is marked‑to‑market at fair value. Additionally, Goldman is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, we are, or our subsidiary is, required to repay Goldman the principal amount related to such mortgage loan plus accrued interest generally at a rate based on three‑month LIBOR plus 2.25%.
The agreement requires us to maintain various financial and other covenants, such as that: (1) our minimum tangible net worth of must not decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or fall below 50% of our tangible net worth as of September 30, 2018 plus 50% of any capital contributions made after that date; (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as of such date of determination, (y) $5 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1.
The agreement contains margin call provisions that provide Goldman with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Goldman may require us or our subsidiary to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.

In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Goldman’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary are also required to pay certain customary fees to Goldman and to reimburse Goldman for certain costs and expenses incurred in connection with Goldman’s structuring, management and ongoing administration of the agreement.
The following table sets forth the details of our financing lines as of each of June 30, 2021 and December 31, 2020:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate	Interest Rate Spread	June 30, 2021	December 31, 2020
	($ in thousands)
Nomura Corporate Funding Americas, LLC (1)	$300,000	3 month LIBOR	1.70% - 3.50%	$6,529	$8,011
Banc of California, National Association (2)	$50,000	1 month LIBOR	2.50% - 3.13%	$45,259	$38,989
Deutsche Bank, AG (3)	$250,000	1 month LIBOR	2.00% - 3.25%	$131,016	$34,905
Goldman Sachs Bank USA (4)	$200,000	3 month LIBOR	2.25%	$132,275	N/A
				$315,079	$81,905
(1) On June 21, 2021, this facility was amended to extend the expiration date from December 3, 2021 to August 5, 2022, add the one-month LIBOR as a base interest rate for certain loans, and change the interest rate spread to 1.70% (from 1.75%) to 3.50%.
(2) This agreement expires on March 16, 2022.
(3) On June 21, 2021, the agreement was amended to increase the credit facility from $150.0 million to $250.0 million, and replace the previous sole shareholder as guarantor with the Company and its subsidiaries. This agreement expires on February 11, 2022.
(4) The master repurchase agreement with Goldman Sachs Bank USA, was entered into on March 5, 2021, and expires on March 5, 2022.
Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. As of June 30, 2021, there was approximately $787.2 million outstanding under these repurchase facilities, with weighted average interest rates ranging from 0.09% to 0.16%.
The following table sets forth certain characteristics of our short-term repurchase facilities as of June 30, 2021 and December 31, 2020:

June 30, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$274,308	0.09%	22
RMBS	512,868	0.16%	21
Total	$787,176	0.14%	21

December 31, 2020
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$149,618	0.25%	19
RMBS	28,673	1.40%	19
Total	$178,291	0.44%	19

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2020	$578,860	$85,822	$578,860
Q2 2020	587,375	69,712	587,375
Q3 2020	50,541	139,439	50,541
Q4 2020	178,291	41,866	178,291
Q1 2021	27,796	57,470	27,796
Q2 2021	787,176	407,486	787,176

We utilize short‑term repurchase facilities on our RMBS portfolio and to finance assets for REIT asset test purposes. Over time, the need to purchase securities for REIT asset test purposes will be reduced as we obtain and participate in additional securitizations and acquire assets directly for investment purposes. We will continue to use repurchase facilities on our RMBS portfolio to add additional leverage which increases the yield on those assets. Our use of repurchase facilities is generally highest at the end of any particular quarter, as shown in the table above, where the quarter-end balance and the highest month-end balance in each quarter are equivalent.
We may continue to purchase securities for REIT asset test purposes, although it is expected that, in the future, we may need to purchase fewer (or no) securities as we participate in additional securitizations and retain our pro rata share of securities issued in securitization transactions or acquire assets directly into our Operating Partnership.
Securitization Transactions. We did not participate in any securitization transactions for the three and six months ended June 30, 2021.
In June 2020, we participated in a securitization transaction of a pool of residential mortgage loans, a substantial majority of which were non‑QM loans, secured primarily by first or second liens on one‑to‑four family residential properties. In the transaction, AOMT 2020‑3 issued approximately $530.3 million in face value of bonds. We served as the “sponsor” (as defined in the U.S. Risk Retention Rules) of the transaction, contributing non‑QM loans with a carrying value of approximately $482.9 million that we had accumulated and held on our balance sheet to AOMT 2020‑3. The remaining non‑QM loans that we contributed to AOMT 2020‑3 were purchased from affiliated and unaffiliated entities. We received bonds from AOMT 2020‑3 with a fair value of approximately $66.5 million, including approximately $23.0 million in horizontal risk retention securities (representing 5% of the fair value of the securities and other interests issued as part of the transaction). We used the proceeds of the securitization transaction to repay outstanding debt of approximately $394.4 million and retained cash of $42.3 million, which was used to acquire additional non‑QM loans, pay down repurchase facilities, and acquire other target assets.
An affiliate of the Manager acted as the servicing administrator for AOMT 2020‑3, and as such is responsible for servicing the securitized mortgage loans pursuant to separate pooling and servicing agreements.
Series A Cumulative Non‑Voting Preferred Stock

In January 2019, in order for us to satisfy the 100‑holder REIT requirement under the Code, we issued 125 shares of our Series A preferred stock with a liquidation preference of $1,000 per share. The shares of our Series A preferred stock may be redeemed at our option at any time, in whole or in part, for cash equal to $1,000 per share plus all accrued and unpaid dividends thereon to and including the date fixed for redemption.

Leverage and Hedging Strategies

We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions.
Subject to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options.

Cash Flows

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Cash flows provided by (used in) operating activities	$(382,091)	$74,967
Cash flow used in investing activities	$(705,897)	$(495,881)
Cash flows provided by financing activities	$1,075,043	$487,787
Net increase (decrease) in cash and restricted cash	$(12,945)	$66,873

Operating cash flows of $(382.1) million for the six months ended June 30, 2021 as compared to $75.0 millions for the six months ended June 30, 2020 were primarily due to the purchase of additional residential mortgage loans during the the six months ended June 30, 2021.

Investing cash flows of $(705.9) million for the six months ended June 30, 2021 as compared to $(495.9) million for the six months ended June 30, 2020 were primarily due to the purchase of RMBS during the quarter, along with the purchase of U.S. Treasury securities, which was partially offset by sales of U.S Treasury securities.

Financing cash flows of $1.1 billion for the six months ended June 30, 2021 as compared to $487.8 million for the six months ended June 30, 2020 were increased primarily due to the contributions received from our former sole stockholder, proceeds received from our private placement concurrent with our IPO, and proceeds received from our IPO.

Cash Flows - Residential and Commercial Loan Classification

Residential loan activity is recognized in the statement of cash flows as an operating activity, as our residential mortgage loans are generally held for a short period of time with the intent to securitize these loans. Commercial mortgage loan activity is recognized in the statement of cash flows as an investing activity, as our commercial mortgage loan portfolio is generally deemed to be held for investing purposes.

Contractual Obligations and Commitments

For additional information on our contractual obligations, see the “Management's Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” section included in the Prospectus. As of June 30, 2021, there have been no material changes in our contractual obligations from the information set forth in the Prospectus.

Off-Balance Sheet Arrangements

Other than the unconsolidated securitization trusts that we participated in, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities.
Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies is included in the “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” section in the Prospectus. Management discusses the ongoing development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, particularly changes in the fair values of consolidated assets and liabilities. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates.
In addition to the regular volatility we may experience on a quarterly basis, the ongoing impact of the COVID-19 pandemic on the United States economy, the mortgage finance markets, and the broader financial markets, has caused additional volatility impacting many of our estimates. It is difficult to fully assess the impact of the pandemic at this time, including because of the uncertainty around the severity and duration of the pandemic domestically and internationally, as well as the uncertainty around the efficacy of Federal, State and local governments’ efforts to contain the spread of the pandemic and respond to its direct and indirect impacts on many aspects of U.S. economic activity. Any continued volatility resulting from the economic effects of the COVID-19 pandemic could impact our critical estimates and lead to significant period-to-period earnings volatility.

Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements included in this report for a discussion of recent accounting pronouncements and any expected impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to loss resulting from changes in interest rates, commodity prices, equity prices, real estate values and other market‑based risks. The primary market risks that we are exposed to are credit risk, interest rate risk, liquidity risk, prepayment risk and extension risk.

There have been no material changes to the market risks disclosed in the Prospectus.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on our business, financial position or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Prospectus. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov. The risks described in the Prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Concurrently with the completion of the IPO in June 2021, CPPIB Credit Investments Inc. purchased 2,105,263 shares of the Company’s common stock at a price equal to $19.00 per share. The Company received cash proceeds of approximately $40.0 million from the sale of such shares of the Company’s common stock. These shares of the Company’s common stock were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act because the shares were issued in a transaction that did not involve any public offering. No underwriters were involved in this transaction, and no underwriting discounts or commissions were paid.

Use of Proceeds from Registered Securities

The Registration Statement (File No. 333-256301) relating to the IPO registered 9,257,500 shares of common stock, $0.01 par value per share, with a maximum aggregate offering price of up to $194.4 million. The Registration Statement was declared effective by the SEC on June 16, 2021. The Company sold a total of 7,200,000 shares of its common stock in the IPO for gross proceeds of $136.8 million. The IPO was completed on June 21, 2021. The joint book-running managers of the IPO were Wells Fargo Securities, LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC, and UBS Securities LLC. The book-runner of the IPO was B. Riley Securities, Inc. The co-managers of the IPO were Nomura Securities International, Inc. and Oppenheimer & Co. Inc.

Angel Oak Capital, an affiliate of the Manager, agreed to pay the underwriting discounts and commissions in connection with the IPO. Such underwriting discounts and commissions were approximately $8.2 million. Angel Oak Capital also agreed to pay all of the Company’s expenses incurred in connection with the IPO. Such expenses were approximately $4.4 million. All of the underwriting discounts and commissions and other expenses were direct or indirect payments to persons other than: (i) the Company’s directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of the Company’s common stock; or (iii) the Company’s affiliates. The $136.8 million of proceeds from the IPO, together with the $40.0 million of proceeds from the private placement of stock to CPPIB Credit Investments Inc. referred to above, were contributed to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership.

Through June 30, 2021, the Operating Partnership used the proceeds from the IPO to acquire non-QM loans and other target assets primarily sourced from its affiliates in a manner consistent with the Company’s strategy and investment guidelines..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Angel Oak Mortgage, Inc., dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2
Second Amended and Restated Bylaws of Angel Oak Mortgage, Inc., effective as of June 17, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.1
Amended and Restated Limited Partnership Agreement of Angel Oak Mortgage Operating Partnership, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.2
Management Agreement among Angel Oak Mortgage, Inc., Angel Oak Mortgage Operating Partnership, LP and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.3
Trademark License Agreement between Angel Oak Mortgage, Inc. and Angel Oak Companies, LP, dated June 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.4
Shareholder Rights Agreement among Angel Oak Mortgage, Inc., Falcons I, LLC and NHTV Atlanta Holdings LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.5
Shareholder Rights Agreement among Angel Oak Mortgage, Inc., Falcons I, LLC and Xylem Finance LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.6
Stockholder’s Agreement among Angel Oak Mortgage, Inc., Falcons I, LLC and VPIP AO MF LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.7
Registration Rights Agreement between Angel Oak Mortgage, Inc. and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.8
Registration Rights Agreement among Angel Oak Mortgage, Inc. and the partners of Angel Oak Mortgage Fund, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.9
Registration Rights Agreement between Angel Oak Mortgage, Inc. and CPPIB Credit Investments Inc., dated June 21, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.10
Amendment No. 6 to the Master Repurchase Agreement among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Nomura Corporate Funding Americas, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.11
Amended and Restated Variable Terms Letter among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Banc of California, National Association, dated June 21, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.12
Amended and Restated Master Repurchase Agreement among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Deutsche Bank AG, New York Branch, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.13
Indemnification Agreement between Angel Oak Mortgage, Inc. and Michael Fierman, dated June 16, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.14
Indemnification Agreement between Angel Oak Mortgage, Inc. and Christine Jurinich, dated June 16, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.15
Indemnification Agreement between Angel Oak Mortgage, Inc. and Craig Jones, dated June 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.16
Indemnification Agreement between Angel Oak Mortgage, Inc. and Edward Cummings, dated June 16, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.17
Indemnification Agreement between Angel Oak Mortgage, Inc. and Vikram Shankar, dated June 16, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.18
Indemnification Agreement between Angel Oak Mortgage, Inc. and Michael Peck, dated June 16, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.19
Indemnification Agreement between Angel Oak Mortgage, Inc. and W.D. (Denny) Minami, dated June 16, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.20
Indemnification Agreement between Angel Oak Mortgage, Inc. and Landon Parsons, dated June 21, 2021 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.21
Indemnification Agreement between Angel Oak Mortgage, Inc. and Nancy Davis, dated June 21, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

Exhibit Number		Description
10.22
Indemnification Agreement between Angel Oak Mortgage, Inc. and Robert Williams, dated June 16, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.23
Indemnification Agreement between Angel Oak Mortgage, Inc. and Brandon Filson, dated June 16, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.24
Indemnification Agreement between Angel Oak Mortgage, Inc. and Dory Black, dated June 16, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.25	†	2021 Equity Incentive Plan of Angel Oak Mortgage, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.26	†*	Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, effective as of June 21, 2021
10.27	†	Form of Restricted Stock Award Agreement for independent directors (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)
10.28	†
Form of Restricted Stock Award Agreement for executive officers and certain other employees of Angel Oak (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)

31.1	*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

†    This document has been identified as a management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE, INC.

Date: August 13, 2021	By:	/s/ Robert J. Williams
Robert J. Williams
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)