Form 10-Q
period 2021-09-30
Angel Oak Mortgage, Inc.
filed 2021-11-15
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 001-40495

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The registrant had 25,332,030 shares of common stock, $0.01 par value per share, outstanding as of November 15, 2021.

ANGEL OAK MORTGAGE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	September 30, 2021	December 31, 2020
ASSETS
Residential mortgage loans - at fair value	$723,139	$142,030
Residential mortgage loans in securitization trust - at fair value	319,812	—
Commercial mortgage loans - at fair value	7,936	7,466
RMBS - at fair value	621,670	149,936
CMBS - at fair value	11,349	8,796
U.S. Treasury securities - at fair value	80,000	149,995
Cash and cash equivalents	49,177	43,569
Restricted cash	3,093	2,404
Principal and interest receivable	12,313	5,072
Other assets	7,113	388
Total assets	$1,835,602	$509,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$550,752	$81,905
Non-recourse securitization obligation, collateralized by residential mortgage loans	290,529	—
Securities sold under agreements to repurchase	489,287	178,291
Unrealized depreciation on futures contracts - at fair value	—	198
Accrued expenses	770	121
Accrued expenses payable to affiliate	749	732
Interest payable	608	100
Management fee payable to affiliate	1,845	—
Total liabilities	$1,334,540	$261,347

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value, 12% cumulative, non-voting, 125 shares issued and outstanding as of September 30, 2021 and December 31, 2020	101	101
Common stock, $0.01 par value. As of September 30, 2021: 350,000,000 shares authorized, 25,405,544 shares issued and outstanding. As of December 31, 2020: 90,000,000 shares authorized, 15,724,050 shares issued and outstanding.	254	157
Additional paid-in capital	478,723	246,489
Accumulated other comprehensive income (loss)	4,394	(1,039)
Retained earnings	17,590	2,601
Total stockholders’ equity	$501,062	$248,309
Total liabilities and stockholders’ equity	$1,835,602	$509,656

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
INTEREST INCOME, NET
Interest income	$15,587	$9,387	$37,763	$31,929
Interest expense	2,599	788	5,277	7,454
NET INTEREST INCOME	12,988	8,599	32,486	24,475

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	(7,144)	(3,102)	(19,656)	(18,717)
Net unrealized gain (loss) on derivative contracts and mortgage loans	6,821	616	16,151	(4,369)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(323)	(2,486)	(3,505)	(23,086)

EXPENSES
Operating and investment expenses	3,830	347	5,293	1,957
Operating expenses incurred with affiliate	645	566	1,617	1,101
Securitization costs	—	—	—	2,094
Management fee incurred with affiliate	1,846	958	4,015	2,503
Total operating expenses	6,321	1,871	10,925	7,655

NET INCOME (LOSS)	$6,344	$4,242	$18,056	$(6,266)
Preferred dividends	(4)	(4)	(11)	(11)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDER(S)	$6,340	$4,238	$18,045	$(6,277)
Other comprehensive income (loss)	1,818	5,171	5,433	(5,054)
TOTAL COMPREHENSIVE INCOME (LOSS)	$8,158	$9,409	$23,478	$(11,331)

Basic earnings (loss) per common share	$0.25	$0.27	$0.94	$(0.40)
Diluted earnings (loss) per common share	$0.25	$0.27	$0.93	$(0.40)

Weighted average number of common shares outstanding:
Basic	24,999,891	15,724,050	19,190,827	15,724,050
Diluted	25,470,226	15,724,050	19,366,679	15,724,050

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	For the Three Months Ended September 30, 2020
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Equity
Stockholders’ equity as of June 30, 2020	$101	$—	$302,779	$(6,671)	$(8,635)	$287,574
Distributions to common stockholder	—	—	(75,000)	—	—	(75,000)
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and Treasury Bills	—	—	—	5,171	—	5,171
Additional equity contribution from common stockholder	—	—	26	—	—	26
Net income	—	—	—	—	4,242	4,242
Stockholders’ equity as of September 30, 2020	$101	$—	$227,805	$(1,500)	$(4,397)	$222,009

	For the Three Months Ended September 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Stockholders’ equity as of June 30, 2021	$101	$255	$479,542	$2,576	$14,307	$496,781
Shares repurchased	—	(1)	(1,652)	—	—	(1,653)
Non-cash equity compensation	—	—	833	—	—	833
Dividends declared - preferred	—	—	—	—	(5)	(5)
Unrealized gain on RMBS and CMBS	—	—	—	1,818	—	1,818
Dividends paid on common stock	—	—	—	—	(3,056)	(3,056)
Net income	—	—	—	—	6,344	6,344
Stockholders’ equity as of September 30, 2021	$101	$254	$478,723	$4,394	$17,590	$501,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2020
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Equity
Stockholders’ equity as of December 31, 2019	$101	$—	$87,628	$3,554	$3,580	$94,863
Dividends declared - preferred	—	—	—	—	(11)	(11)
Unrealized loss on RMBS and Treasury Bills	—	—	—	(5,054)	—	(5,054)
Additional equity contribution from common stockholder	—	—	215,177	—	—	215,177
Distributions to commons stockholder	—	—	(75,000)	—	(1,700)	(76,700)
Net loss	—	—	—	—	(6,266)	(6,266)
Stockholders’ equity as of September 30, 2020	$101	$—	$227,805	$(1,500)	$(4,397)	$222,009

	For the Nine Months Ended September 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
Stockholders’ equity as of December 31, 2020	$101	$157	$246,489	$(1,039)	$2,601	$248,309
Contributions from common stockholder prior to IPO	—	—	56,261	—	—	56,261
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Shares repurchased	—	(1)	(1,652)	—	—	(1,653)
Non-cash equity compensation	—	5	918	—	—	923
Dividends declared - preferred	—	—	—	—	(11)	(11)
Unrealized gain on RMBS and CMBS	—	—	—	5,433	—	5,433
Dividends paid on common stock	—	—	—	—	(3,056)	(3,056)
Net income	—	—	—	—	18,056	18,056
Stockholders’ equity as of September 30, 2021	$101	$254	$478,723	$4,394	$17,590	$501,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,056	$(6,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	19,656	18,718
Net unrealized (gain) loss on derivative contracts and mortgage loans	(16,151)	4,369
Accretion of and amortization	438	263
Non-cash equity compensation	923	—
Net change in:
Purchases of residential mortgage loans from non-affiliates	(202,387)	(71,578)
Purchases of residential mortgage loans from affiliates	(751,416)	(331,878)
Sales of residential mortgage loan into affiliate’s securitization trust	—	505,467
Principal payments on residential mortgage loans	63,199	14,104
Margin posted on interest rate futures contracts and TBAs	(9,297)	(14,186)
Principal and interest receivable	(7,255)	330
Receivable from affiliate	14	(159)
Other assets	(2,511)	(39)
Management fee payable to affiliate	1,845	(27)
Accrued expenses	638	(235)
Accrued expenses payable to affiliate	17	(459)
Interest payable	509	(301)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(883,722)	118,123

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities	(1,463,966)	(1,297,135)
Sale of U.S. Treasury securities	424,984	1,335,000
Sale of RMBS	623,364	—
Principal payments on RMBS	7,238	5,878
Purchases of commercial mortgage loans	(1,500)	(26,446)
Principal payments on commercial mortgage loans	1,401	378
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(408,479)	17,675

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(3,056)	—
Stock repurchase	(1,653)	—
Contributions from prior common stockholder	56,262	215,177
Distributions to prior common stockholder	—	(76,700)
Proceeds from private placement concurrent with IPO	40,000	—
Proceeds from IPO	136,800	—
Other	(16,050)	(153)
Proceeds from securitization	306,352	—
Net proceeds from (payments on) securities sold under agreements to repurchase	310,996	(173,550)
Net proceeds from (payments on) notes payable	468,847	(102,890)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,298,498	(138,116)

CHANGE IN CASH AND RESTRICTED CASH	6,297	(2,318)
CASH AND RESTRICTED CASH, beginning of period (1)	45,973	9,202
CASH AND RESTRICTED CASH, end of period (1)	$52,270	$6,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,170	$7,755

(1) Cash, cash equivalents, and restricted cash as of September 30, 2021 included cash and cash equivalents of $49.2 million and restricted cash of $3.1 million, and at December 31, 2020 included cash and cash equivalents of $43.6 million and restricted cash of $2.4 million.

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Angel Oak Mortgage, Inc. (together with its subsidiaries the “Company”), is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make investments in first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of affiliates, Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Lending”), which operates through wholesale and retail channels and has a national origination footprint. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
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
Significant Accounting Policies Recently Adopted

The Company uses securitization trusts considered to be variable interest entities (“VIEs”) in its securitization transactions. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design and structure of the VIE.
The trusts are structured as entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. The Company’s risks associated with its involvement with these VIEs are limited to its risks and rights as a holder of the security it has retained as well as certain risks associated which may occur when the Company acts as either the sponsor and/or depositor of and the seller, directly or indirectly to, the securitization entities.
Determining the primary beneficiary of a VIE requires judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, or power, such as rights to replace the servicer without cause or the Company was determined to have power in connection with its involvement with the structure and design of the VIE.
The Company’s interest in the assets held by consolidated securitization vehicles, which are consolidated on the Company’s Consolidated Balance Sheets, is restricted by the structural provisions of these trusts, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s Consolidated Balance Sheets, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.
The assets of securitization entities are comprised of residential mortgage-backed securities (or RMBS), or residential mortgage loans. See Note 2 for further discussion of the characteristics of the securities and loans in the Company’s portfolio relating to asset pools arising from securitization transactions.
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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2.    Variable Interest Entities
Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans to obtain long-term non-recourse financing. The Company evaluates its interest in each VIE to determine if it is the primary beneficiary.
VIEs for Which the Company is the Primary Beneficiary
In the third quarter of 2021, the Company entered into a securitization transaction where it was determined that the Company was the primary beneficiary. The Company was the sole entity to contribute residential whole mortgage loans to the securitization vehicle, AOMT 2021-4.
During the three and nine months ended September 30, 2021, in the AOMT 2021-4 transaction, the Company securitized and consolidated approximately $316.6 million unpaid principal balance of seasoned residential non-QM mortgage loans. The retained beneficial interest in VIE for which the Company is the primary beneficiary (currently solely comprised of AOMT 2021-4) is the subordinated tranches of the securitization and further interests in additional tranches. The table below sets forth the fair values of the assets and liabilities recorded in the condensed consolidated balance sheet related to this consolidated VIE as of September 30, 2021:

Assets:	(in thousands)
Residential mortgage loans in securitization trust - at fair value	$319,812
Accrued interest receivable	986
Other assets	—

Liabilities:
Non-recourse securitization obligation, collateralized by residential mortgage loans	$290,529
Accrued interest payable	—
Other liabilities	—
Income and expense amounts related to the consolidated VIE recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 is set forth as follows:

(in thousands)
Interest income, assets of AOMT 2021-4	$2,620
Interest expense, non-recourse liabilities of AOMT 2021-4	(394)
Net interest income, AOMT 2021-4	$2,226

Servicing fees	$34
VIEs for Which the Company is Not the Primary Beneficiary
In 2019 and 2020, the Company both co‑sponsored and participated in the formation of various entities that were considered to be VIEs, which were formed to facilitate securitization issuances that were comprised of secured residential whole loans or small balance commercial loans contributed to securitization trusts.
These securities were issued as a result of the unconsolidated securitizations where the Company retained bonds from the issuances of AOMT 2019-2, AOMT 2019-4, AOMT 2019-6, AOMT 2020-3, and AOMT 2020-SBC1. The Company determined that it was not then and is not now the primary beneficiary of any of these entities, and thus has not consolidated the operating results or statements of financial position of any of these entities. The Company performs ongoing reassessments of all VIEs in which the Company has participated since its inception as to whether changes in the facts and circumstances regarding the Company’s involvement with a VIE would cause the Company’s consolidation conclusion to change, and the Company’s assessment of the VIEs in which the Company participated during the years 2019 and 2020 remains unchanged.
The securities received in the aforementioned 2019 and 2020 securitization transactions are included in “RMBS - at fair value” and “CMBS - at fair value” on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9, Fair Value Measurements. See Note 5, Investment Securities, for the fair value of AOMT securities held by the Company as of September 30, 2021 and December 31, 2020 that were retained by the Company as a result of the securitization transactions in 2020 and 2019.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	($ in thousands)
Cost	$714,367	$143,455

Unpaid principal balance	$688,843	$139,278
Premium on mortgage loans purchased	25,524	4,177
Change in fair value	8,772	(1,425)
Fair value	$723,139	$142,030

Weighted average interest rate	4.74%	5.95%

Weighted average remaining maturity (years)	29.7	29.8
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of September 30, 2021 and December 31, 2020:

As of:	September 30, 2021	December 31, 2020
	($ in thousands)
Number of mortgage loans 90 or more days past due	12	22
Recorded investment in mortgage loans 90 or more days past due	$3,934	$10,855
Unpaid principal balance of loans 90 or more days past due	$3,930	$11,932

Number of mortgage loans in foreclosure	11	10
Recorded investment in mortgage loans in foreclosure	$3,767	$2,277
Unpaid principal balance of loans in foreclosure	$3,767	$2,636

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Commercial Mortgage Loans
Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	($ in thousands)
Cost	$7,921	$7,674

Unpaid principal balance	$7,997	$7,756
Net discount on commercial mortgage loans purchased	(76)	(82)
Change in fair value	15	(208)
Fair value	$7,936	$7,466

Weighted average interest rate	6.7%	6.58%

Weighted average remaining maturity (years)	10.6	14.3
There was one commercial mortgage loan more than 90 days overdue as of September 30, 2021, and there was one commercial mortgage loan more than 90 days overdue, which was also in foreclosure as further described below, as of December 31, 2020. As of September 30, 2021, the unpaid principal balance was $0.6 million and the recorded investment was $0.6 million in the loan that was more than 90 days overdue.
There were no commercial mortgage loans in foreclosure as of September 30, 2021, and there was one commercial mortgage loan in foreclosure as of December 31, 2020. In the second quarter of 2021, the loan that had been in foreclosure on December 31, 2020 was cured, with all prior principal and interest due paid to a current status. As of December 31, 2020, the recorded investment in this loan was $0.6 million with an unpaid principal balance of $0.8 million.
5.    Investment Securities
As of September 30, 2021 investment securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”), commercial mortgage backed securities (“CMBS”), and U.S. Treasury securities as presented in the condensed consolidated balance sheet. As of December 31, 2020, investment securities were comprised of non‑agency RMBS, CMBS, and U.S. Treasury securities in the condensed consolidated balance sheet. The U.S. Treasury securities held by the Company as of September 30, 2021 and December 31, 2020 matured on October 21, 2021 and January 19, 2021, respectively. The Company recognized a nominal amount of accretion on U.S. Treasury securities for the three and nine months ended September 30, 2021 and 2020, respectively.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of RMBS and CMBS at cost as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
RMBS	$617,841	$151,222
CMBS	$11,221	$8,857
The following table sets forth certain information about the Company’s investments in RMBS and CMBS as of September 30, 2021 and December 31, 2020:

	Real Estate Securities at Fair Value	Securities Sold Under Agreement to Repurchase	Allocated Capital
September 30, 2021:	(in thousands)
AOMT RMBS (1)
Senior	$4,607	$(5,994)	$(1,387)
Mezzanine	2,185	(1,633)	552
Subordinate	80,201	—	80,201
Interest Only/Excess	18,579	—	18,579
Total AOMT RMBS	$105,572	$(7,627)	$97,945
Other Non-Agency RMBS
Subordinate	$10,406	$—	$10,406
Interest Only/Excess	3,062	—	3,062
Total Other Non-Agency RMBS	$13,468	$—	$13,468
Whole Pool Agency RMBS
Fannie Mae	$250,832	$(238,250)	$12,582
Freddie Mac	251,798	(243,410)	8,388
Whole Pool Total Agency RMBS	$502,630	$(481,660)	$20,970
Total RMBS	$621,670	$(489,287)	$132,383

AOMT CMBS
Subordinate	$7,841	$—	$7,841
Interest Only/Excess	3,508	—	3,508
Total AOMT CMBS	$11,349	$—	$11,349
(1) AOMT RMBS held as of September 30, 2021 included both retained tranches of securitizations in which the Company participated within the purview of Angel Oak Mortgage Trust I (“AOMT”) and additional AOMT securities purchased in secondary market transactions.

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
The following table sets forth certain information about the Company’s investments in U.S. Treasury Bills as of September 30, 2021 and December 31, 2020:

Date	Face Value	Unamortized Discount, net	Amortized Cost (1)	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
September 30, 2021	$80,000	$—	$80,000	$—	$80,000	2.00 basis points
December 31, 2020	$150,000	$(3)	$149,997	$(2)	$149,995	6.25 basis points
(1) Cost and amortized cost of U.S. Treasury Bills is substantially equal, due to the short length of time until maturity on these financial instruments.
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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of all the lines of credit available to the Company and drawn amounts for whole loan purchases as of September 30, 2021 and December 31, 2020:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate	Interest Rate Spread	September 30, 2021	December 31, 2020
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month or 3 month LIBOR	1.70% - 3.50%	$104,644	N/A
Nomura Corporate Funding Americas, LLC (2)	$300,000	3 month LIBOR	1.70% - 3.50%	$101,210	$8,011
Deutsche Bank, AG (3)	$250,000	1 month LIBOR	2.00% - 3.25%	$74,552	$34,905
Goldman Sachs Bank USA (4)	$200,000	3 month LIBOR	2.25%	$194,959	N/A
Banc of California, National Association (5)	$50,000	1 month LIBOR	2.50% - 3.13%	$38,498	$38,989
Veritex Community Bank (6)	$50,000	1 month LIBOR	2.30%	$36,889	N/A
Total	$1,250,000			$550,752	$81,905
(1) On September 20, 2021, the Company entered into a $400.0 million repurchase facility with Barclays Bank PLC which expires on September 20, 2022.
(2) On August 6, 2021, this facility was amended to extend the expiration date from December 3, 2021 to August 5, 2022, add the one-month LIBOR as a base interest rate for certain loans, and change the interest rate spread to 1.70% (from 1.75%) to 3.50%.
(3) On June 21, 2021, this facility was amended to increase the facility limit from $150.0 million to $250.0 million. This facility expires on February 11, 2022.
(4) The master repurchase agreement with Goldman Sachs Bank USA, was entered into on March 5, 2021, and expires on March 5, 2022.
(5) This agreement expires on March 16, 2022.
(6) On August 16, 2021, the Company entered into a financing facility with Veritex Community Bank, which expires on August 16, 2023.
7.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash was substantially comprised of margin collateral for securities sold under agreements to repurchase as of each of September 30, 2021 and December 31, 2020, respectively.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements as of September 30, 2021 and December 31, 2020:

September 30, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS	489,287	0.11%	14
Total	$489,287	0.11%	14

December 31, 2020
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$149,618	0.25%	19
RMBS	28,673	1.40%	19
Total	$178,291	0.44%	19
Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
8.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of September 30, 2021 included both “To be Announced” forward-settling of mortgage-backed securities trades (“TBAs”) and interest rate futures contracts, while the derivative investments as of December 31, 2020 were solely comprised of interest rate futures contracts.

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
Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans” for realized losses, and “net unrealized gain (loss) on derivative contracts and mortgage loans” for unrealized gains and losses. Unrealized appreciation on futures contracts and unrealized appreciation on TBAs is included in “other assets” on the condensed consolidated balance sheets when an unrealized appreciation position exists.
The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of September 30, 2021 and December 31, 2020:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
September 30, 2021	Futures contracts	8,209	$2,421	$—	$—	$820,900
September 30, 2021	TBAs	N/A	$1,120	$—	$—	$697,523

December 31, 2020	Futures contracts	1,295	$—	$(198)	$—	$129,500
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and September 30, 2020 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended September 30, 2021	Futures contracts	$39	$1,666
Three Months Ended September 30, 2021	TBAs	$(5,378)	$1,305

Nine Months Ended September 30, 2021	Futures contracts	$(431)	$2,678
Nine Months Ended September 30, 2021	TBAs	$(7,822)	$1,120

	Derivatives Not Designated as Hedging Instruments	Net Realized Losses on Derivative Instruments	Net Change in Unrealized Depreciation on Derivative Instruments
		(in thousands)
Three Months Ended September 30, 2020	Futures contracts	$(88)	$101

Nine Months Ended September 30, 2020	Futures contracts	$(14,127)	$(75)

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
As of September 30, 2021, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2020 included in the Prospectus. Included in Note 10 to the Consolidated Financial Statements for the year ended December 31, 2020 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets measured at fair value as of September 30, 2021 (1):

	Level 1	Level 2	Level 3	Total
Assets, at fair value	(in thousands)
Residential mortgage loans	$—	$715,691	$7,448	$723,139
Residential mortgage loans in securitization trust	—	318,965	847	319,812
Commercial mortgage loans	—	7,429	507	7,936
Investments in securities
Non-Agency RMBS (2)	—	119,040	—	119,040
Agency whole pool loan securities	—	502,630	—	502,630
AOMT CMBS (2)	—	11,349	—	11,349
U.S. Treasury Bills	80,000	—	—	80,000
Unrealized appreciation on futures contracts (3)	2,421	—	—	2,421
Unrealized appreciation on TBAs (4)	1,120	—	—	1,120
Total assets at fair value	$83,541	$1,675,104	$8,802	$1,767,447

(1) As of September 30, 2021, there were no financial liabilities measured at fair value.

(2) Non‑Agency RMBS held as of September 30, 2021 included both retained tranches of securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of September 30, 2021 were comprised of retained tranches of AOMT securitizations.

(3) “Unrealized appreciation on futures contracts” is included in “other assets” on the condensed consolidated balance sheet.

(4) “Unrealized appreciation on TBAs” is included in “other assets” on the condensed consolidated balance sheet.

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

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of September 30, 2021:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$7,448	Prepayment rate (annual CPR)	—% - 20.71%	5.43%
		Default rate	2.86% - 29.32%	16.21%
		Loss severity	(20.31)% - 37.30%	(0.23)%
		Expected remaining life	0.70 - 2.73 years	1.84 years

Residential mortgage loans in securitization trust, at fair value	$847	Prepayment rate (annual CPR)	15.61% - 21.67%	18.64%
		Default rate	22.83% - 23.75%	23.29%
		Loss severity	10.00%	10.00%
		Expected remaining life	1.20 - 1.73 years	1.47 years

Commercial mortgage loans, at fair value	$507	Loss severity	(25.00)%	(25.00)%
		Sale or Liquidation timeline	42 - 53 months	42 - 53 months
The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets, at fair value	(in thousands)
Residential mortgage loans	$—	$128,897	$13,133	$142,030
Commercial mortgage loans	—	6,859	607	7,466
Investments in securities
Non-Agency RMBS (1)	—	149,936	—	149,936
AOMT CMBS (1)	—	8,796	—	8,796
U.S. Treasury Bills	149,995	—	—	149,995
Total assets at fair value	$149,995	$294,488	$13,740	$458,223

Liabilities, at fair value
Unrealized depreciation on futures contracts	$198	$—	$—	$198
Total liabilities at fair value	$198	$—	$—	$198

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

Period-End/Year-End	Amount of Loans Purchased from Affiliates for the period/as of	Number of Loans Purchased from Affiliates for the period/as of	Number of Loans Purchased from Affiliates Held as of
	($ in thousands)
September 30, 2021	$751,416	1,641	1,802

December 31, 2020	$423,172	950	273
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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
September 30, 2021	$—	—	7

December 31, 2020	$26,334	30	12
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
11.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2021, the Company was not aware of any legal claims that could materially impact its financial condition. As of September 30, 2021, the Company had no unfunded commitments.

12.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2021, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights, as it was determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For each of the three months and nine months ended September 30, 2021, no outstanding equity awards were antidilutive.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands, except share data)
Basic Earnings per Common Share:
Net income allocable to common stockholders	$6,340	$18,045
Basic weighted average common shares outstanding	24,999,891	19,190,827
Basic earnings per common share	$0.25	$0.94
Diluted Earnings per Common Share:
Net income allocable to common stockholders	$6,340	$18,045
Net effect of dilutive equity awards	470,335	175,852
Diluted weighted average common shares outstanding	25,470,226	19,366,679
Diluted earnings per common share	$0.25	$0.93

Effect of Stock Split and Stock Dividend in Conjunction with the IPO during the nine months ended September 30, 2021

In conjunction with the IPO, the Company declared a stock split that resulted in 15,723,050 being owned by that sole common stockholder, who then distributed its stock in the Company to its investors. As a result of the stock split, 15,724,050 shares of common stock were outstanding as of June 21, 2021 (both outstanding and weighted average outstanding), and the related share data and earnings per share calculations include the share amounts that have been retroactively restated accordingly for the calculations of earnings per share during that time period for the nine months ended September 30, 2021.

Basic and Diluted EPS for the three and nine months ended September 30, 2020

For the three and nine months ended September 30, 2020, basic and diluted earnings per share were equivalent as there were no potentially dilutive securities outstanding. For the three and nine months ended September 30, 2020, 1,000 shares of common stock were outstanding (both outstanding and weighted average outstanding), all of which were held by Angel Oak Mortgage Fund, LP, the Company’s sole common stockholder prior to the IPO. These shares have been retroactively restated accordingly as described above for the calculations of earnings per share for the three and nine months ended September 30, 2020.

13.     Equity Compensation Plans

On June 22, 2021, we established our sole equity compensation plan, the 2021 Equity Incentive Plan (the “Plan”), with 2,125,000 shares initially available for grant. As of September 30, 2021, 1,651,316 shares of common stock were available for grant under the Plan, as on June 21, 2021, we granted 473,684 shares in restricted stock awards, for which the sole restriction to be satisfied is vesting over a period over one to three years. There were no forfeitures during the three and nine months ended September 30, 2021. Compensation expense for the three and nine months ended September 30, 2021 related to these awards was $0.8 million and $0.9 million, respectively. The Company recognizes compensation expense using the straight-line method. The unamortized compensation expense of the restricted stock awards issued under the Plan totaled approximately $8.1 million as of September 30, 2021.

As of December 30, 2020, and prior to the establishment of the Plan, there were no equity compensation plans in existence, and therefore, no such compensation costs were incurred during the three and nine months ended September 30, 2020.

14.    Subsequent Events

Dividend Declared
On November 8, 2021, the Company declared a dividend of 36 cents per share of common stock, to be paid on November 30, 2021 to common stockholders of record as of November 22, 2021.

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

• the effects of adverse conditions or developments in the financial markets and the economy upon our ability to acquire non-QM loans sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, and other target assets;

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

• events, contemplated or otherwise, such as acts of God, including hurricanes, earthquakes, and other natural disasters, pandemics, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

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
We are externally managed and advised by the Manager, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $13.3 billion in assets under management as of September 30, 2021 across its private credit strategies, public funds, and separately managed accounts, including approximately $8.0 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of September 30, 2021, had originated over $11.6 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has over 850 employees across its enterprise.

Through our relationship with the Manager, we benefit from Angel Oak’s vertically integrated platform and in‑house expertise, providing us with the resources that we believe are necessary to generate attractive risk‑adjusted returns for our stockholders. Angel Oak Mortgage Lending provides us with proprietary access to non‑QM loans, as well as transparency over the underwriting process and the ability to acquire loans with our desired credit and return profile. We believe our ability to identify and acquire target assets through the secondary market is bolstered by Angel Oak’s experience in the mortgage industry and expertise in structured credit investments. In addition, we believe we have significant competitive advantages due to Angel Oak’s analytical investment tools, extensive relationships in the financial community, financing and capital structuring skills, investment surveillance capabilities, and operational expertise.

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

Key Financial Metrics

As a real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Distributable Earnings Return on Average Equity and book value per share.

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

Distributable Earnings were approximately $4.9 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and $11.8 million and $(1.9) million for the nine months ended September 30, 2021 and 2020, respectively.

The table below sets forth a reconciliation of net income allocable to common stockholder(s), calculated in accordance with GAAP, to Distributable Earnings for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Net income (loss) allocable to common stockholder(s)	$6,340	$4,238	$18,045	$(6,277)
Adjustments:
Net other-than-temporary credit impairment losses	—	—	—	—
Net realized and unrealized (gains) losses on derivatives	3,837	(101)	6,130	75
Net unrealized (gains) losses on residential loans	(6,157)	(429)	(13,112)	2,410
Net unrealized (gains) losses on commercial loans	43	(86)	(221)	1,884
Net unrealized (gains) losses on financial instruments at fair value	—	—	—	10
(Gains) losses on extinguishment of debt	—	—	—	—
Non-cash equity compensation expense	833	—	924	—
Incentive fee earned by the Manager	—	—	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—	—	—
Total other non-recurring (gains) losses	—	—	—	—
Distributable Earnings	$4,896	$3,622	$11,766	$(1,898)

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three months and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in thousands)
Annualized Distributable Earnings	$4,896	$3,622	$11,766	$(1,898)
Average total stockholders’ equity	$498,895	$254,690	$361,673	$197,556
Distributable Earnings Return on Average Equity	3.93%	5.69%	4.34%	(3.84)%

Book Value per Share

The following table sets forth the calculation of our book value per share as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands except for share and per share data)
Total stockholders’ equity	$501,062	$248,309
Preferred stock	(101)	(101)
Stockholder(s)’ equity, net of preferred stock	$500,961	$248,208
Number of shares outstanding at period end	25,405,544	15,724,050
Book value per share	$19.72	$15.79

Results of Operations

Our results of operations presented herein for the three and nine months ended September 30, 2021 and the comparable periods ended September 30, 2020 do not reflect the expenses typically associated with being a public company, including the payment of increased directors’ fees for our independent directors and the expenses incurred in complying with the reporting and other requirements of the Securities Exchange Act of 1934, the payment of a base management fee and an incentive fee to the Manager as a result of differences in the way fees and expense reimbursements are calculated under the Management Agreement as compared to the pre-IPO management agreement as described in our Prospectus, full periods of equity compensation expenses, and increased legal and accounting fees. Additionally, pursuant to the Management Agreement, we will be required to reimburse the Manager for its operating expenses, including third‑party expenses, incurred on our behalf; and the Manager will also be entitled to reimbursement for costs of the wages, salaries, and benefits incurred by the Manager for our dedicated Chief Financial Officer and Treasurer and a proportionate amount of the costs of the wages, salaries, and benefits of our Chief Executive Officer and President (who, upon completion of the IPO, has dedicated a substantial majority of his business time to us) based on the percentage of his business time spent on our matters, and any other dedicated or partially dedicated employees based on the percentage of each such person’s working time spent on matters related to us.

Three Months Ended September 30, 2021 and 2020

The following table sets forth a summary of our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(in thousands)
INTEREST INCOME, NET
Interest income	$15,587	$9,387
Interest expense	2,599	788
NET INTEREST INCOME	12,988	8,599

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	(7,144)	(3,102)
Net unrealized gain on derivative contracts and mortgage loans	6,821	616
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(323)	(2,486)

EXPENSES
Operating and investment expenses	3,830	347
Operating expenses incurred with affiliate	645	566
Securitization costs	—	—
Management fee incurred with affiliate	1,846	958
Total operating expenses	6,321	1,871

NET INCOME	6,344	4,242
Preferred dividends	(4)	(4)
NET INCOME ALLOCABLE TO COMMON STOCKHOLDER(S)	$6,340	$4,238
Other comprehensive income	1,818	5,171
TOTAL COMPREHENSIVE INCOME	$8,158	$9,409

Net Interest Income

The following table sets forth the components of net interest income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(in thousands)
Interest income	Interest income / expense	Interest income / expense
Residential mortgage loans	$6,601	$461
Residential mortgage loans in securitization trust	2,592	—
Commercial mortgage loans	112	593
RMBS	5,684	8,309
CMBS	595	—
U.S. Treasury bills	—	34
Other interest income	3	(10)
Total interest income	15,587	9,387
Interest expense
Notes payable	1,873	682
Non-recourse securitization obligation, collateralized by residential mortgage loans	642	—
Repurchase facilities	84	106
Total interest expense	2,599	788
Net interest income	$12,988	$8,599

Net interest income for the three months ended September 30, 2021 and 2020 was $13.0 million and $8.6 million, respectively. Net interest income increased due to the additional average portfolio balance in the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to the composition of the portfolio during September 30, 2021 having a higher average balance of loans and financing facilities, which increased the interest expense associated with borrowings.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended September 30, 2021 and 2020 are set forth as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(in thousands)
Realized gain (loss) on RMBS, net	$353	$(2,945)
Realized loss on CMBS	(250)	—
Realized gain on interest rate futures	39	—
Realized and unrealized loss on TBAs	(4,074)	—
Realized and unrealized gain on residential mortgage loans	3,454	360
Realized and unrealized gain (loss) on commercial mortgage loans	(43)	86
Unrealized appreciation on interest rate futures	198	13
Total realized and unrealized gains (losses), net	$(323)	$(2,486)

For the three months ended September 30, 2021 and 2020, total realized and unrealized gains (losses), net were $(0.3) million and $(2.5) million, respectively. In the three months ended September 30, 2020, we experienced market volatility in our residential mortgage-backed securities (“RMBS”) portfolio due to the COVID-19 pandemic. The three months ended September 30, 2021 presented a less volatile market environment as substantially all the credit and asset valuation issues related to the financial effects of the COVID-19 pandemic had lessened. During the three months ended September 30, 2021, we entered into “To Be Announced” forward-settling of mortgage-backed securities trades (“TBAs”), the losses of which were partially offset by realized and unrealized gains on residential mortgage loans.

Expenses

Operating and Investment Expenses

For the three months ended September 30, 2021 and 2020, our operating and investment expenses were $3.8 million and $0.3 million, respectively. The increase in operating expenses in the three month period ended September 30, 2021 was due to several factors, including an increase in insurance costs due to being a public company. Additionally, whole loan acquisition diligence costs increased over the comparative period as we purchased more whole loans in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Lastly, we also experienced an increase in loan administration costs, as we held more loans during that same comparative period.

Operating Expenses Incurred with Affiliate

For the three months ended September 30, 2021 and 2020, our operating expenses incurred with affiliate were $0.6 million and $0.6 million, respectively. These expenses were primarily due to the allocated time of partially dedicated employees’ compensation being reimbursed by us, which remained stable during the comparative periods.

Securitization expenses

For the three months ended September 30, 2021, we did not incur any securitization expenses, as we were the sole participant in a securitization of a consolidated VIE during this time period which required capitalization of securitization costs, which are included as a contra-liability to the financing obligation recognized on our condensed consolidated balance sheet as of September 30, 2021. This contra-liability amortizes over a two-year period, and the amortization for the three months ended September 30, 2021 was de minimis. For the three months ended September 30, 2020, we did not participate in any securitization transactions.

Management Fee Incurred with Affiliate

Prior to the completion of the IPO, we were required to pay the Manager, in cash, a management fee pursuant to a pre-IPO management agreement among us, the Manager and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), our sole common stockholder prior the IPO (the “pre-IPO management agreement”). The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital (as defined in the pre-IPO management agreement) of the limited partners in Angel Oak Mortgage Fund, which we believe is reflective of a typical management fee payable by a private investment vehicle.

The pre-IPO management agreement terminated on the completion of the IPO, and we and the Operating Partnership subsequently entered into the Management Agreement with the Manager effective as of the completion of the IPO. Pursuant to the Management Agreement, the Manager is entitled to a base management fee, which is calculated based on our Equity (as defined in the Management Agreement), and an incentive fee based on certain performance criteria, as well as a termination fee in certain cases and reimbursement of certain expenses as described in the Management Agreement. See “Our Manager and the Management Agreement - The Management Agreement” in the Prospectus for additional information regarding the fees that are payable to our Manager under the Management Agreement.

For the three months ended September 30, 2021 and 2020, our management fee incurred with affiliate was $1.8 million and $1.0 million, respectively. The increase is due to the increase in our average equity for the three months ended September 30, 2021 as compared to the same period in 2020.

Nine Months Ended September 30, 2021 and 2020

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(in thousands)
INTEREST INCOME, NET
Interest income	$37,763	$31,929
Interest expense	5,277	7,454
NET INTEREST INCOME	32,486	24,475

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized loss on derivative contracts, RMBS, CMBS, and mortgage loans	(19,656)	(18,717)
Net unrealized gain (loss) on derivative contracts and mortgage loans	16,151	(4,369)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(3,505)	(23,086)

EXPENSES
Operating and investment expenses	5,293	1,957
Operating expenses incurred with affiliate	1,617	1,101
Securitization costs	—	2,094
Management fee incurred with affiliate	4,015	2,503
Total operating expenses	10,925	7,655

NET INCOME (LOSS)	18,056	(6,266)
Preferred dividends	(11)	(11)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDER(S)	$18,045	$(6,277)
Other comprehensive income (loss)	5,433	(5,054)
TOTAL COMPREHENSIVE INCOME (LOSS)	$23,478	$(11,331)

Net Interest Income

The following table sets forth the components of net interest income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(in thousands)
Interest income	Interest income / expense	Interest income / expense
Residential mortgage loans	$13,962	$13,906
Residential mortgage loans in securitization trust	2,592
Commercial mortgage loans	469	1,839
RMBS	18,941	16,032
CMBS	1,785	—
U.S. Treasury bills	7	104
Other interest income	7	48
Total interest income	37,763	31,929
Interest expense
Notes payable	4,332	6,672
Non-recourse securitization obligation, collateralized by residential mortgage loans	642
Repurchase facilities	303	782
Total interest expense	5,277	7,454
Net interest income	$32,486	$24,475

Net interest income for the nine months ended September 30, 2021 and 2020 was $32.5 million and $24.5 million, respectively. Net interest income increased due to the additional average portfolio balance in the nine months ended September 30, 2021 as compared to the same period in 2020, while interest expense decreased due to the timing of the use of loan and repurchase financing facilities, which decreased the interest expense associated with borrowings during the nine months ended September 30, 2021 as compared to 2020.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the nine months ended September 30, 2021 and 2020 are set forth as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(in thousands)
Gain on securitization	$—	$1,813
Realized loss on RMBS, net	(8,455)	(6,125)
Realized loss on CMBS	(630)	—
Realized loss on interest rate futures	(431)	—
Realized and unrealized loss on TBAs	(6,693)	—
Realized and unrealized gain (loss) on residential mortgage loans	9,780	(2,678)
Realized and unrealized gain (loss) on commercial mortgage loans	315	(1,884)
Realized and unrealized loss on U.S. Treasury bills	(8)	(10)
Unrealized appreciation (depreciation) on interest rate futures	2,617	(14,202)
Total realized and unrealized gains (losses), net	$(3,505)	$(23,086)

For the nine months ended September 30, 2021 and 2020, total realized and unrealized gains (losses), net were $(3.5) million and $(23.1) million, respectively. In the nine months ended September 30, 2020, we experienced significant decreases in market values of the assets including whole loans, RMBS, and interest rate futures due to the financial effects of the onset of the COVID‑19 pandemic. The nine months ended September 30, 2021 presented a less volatile market environment as substantially all the credit and asset valuation issues related to the financial effects of the COVID-19 pandemic had lessened. During the nine months ended September 30, 2021, realized and unrealized gain on residential mortgage loans was partially offset by realized and unrealized losses on TBAs.

Expenses

Operating and Investment Expenses

For the nine months ended September 30, 2021 and 2020, our operating and investment expenses were $5.3 million and $2.0 million, respectively. The increase in operating expenses in the nine month period ended September 30, 2021 was due to several factors, including an increase in insurance costs due to being a public company. Additionally, whole loan acquisition diligence costs increased over the comparative period as we purchased more whole loans in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Lastly, we also experienced an increase in loan administration costs, as we held more loans during that same comparative period.

Operating Expenses Incurred with Affiliate

For the nine months ended September 30, 2021 and 2020, our operating expenses incurred with affiliate were $1.6 million and $1.1 million, respectively. The increase in these expenses was primarily due to an increase in the allocated time of partially dedicated employees’ compensation being reimbursed by us during the comparative nine month period in 2021.

Securitization expenses

For the nine months ended September 30, 2021, we did not incur any securitization expenses, as we were the sole participant in a securitization of a consolidated VIE during this time period which required capitalization of securitization costs, which are included as a contra-liability to the financing obligation recognized on our condensed consolidated balance sheet as of September 30, 2021. This contra-liability amortizes over a two year period, and the amortization for the nine months ended September 30, 2021 was de minimis. For the nine months ended September 30, 2020, securitization costs of approximately $2.1 million were incurred in a single securitization in an unconsolidated VIE in which we participated along with certain affiliates.

Management Fee Incurred with Affiliate

Prior to the completion of the IPO, we were required to pay the Manager, in cash, a management fee pursuant to a pre-IPO management agreement among us, the Manager and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), our sole common stockholder prior the IPO (the “pre-IPO management agreement”). The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital (as defined in the pre-IPO management agreement) of the limited partners in Angel Oak Mortgage Fund, which we believe is reflective of a typical management fee payable by a private investment vehicle.

The pre-IPO management agreement terminated on the completion of the IPO, and we and the Operating Partnership subsequently entered into the Management Agreement with the Manager effective as of the completion of the IPO. Pursuant to the Management Agreement, the Manager is entitled to a base management fee, which is calculated based on our Equity (as defined in the Management Agreement), and an incentive fee based on certain performance criteria, as well as a termination fee in certain cases and reimbursement of certain expenses as described in the Management Agreement. See “Our Manager and the Management Agreement - The Management Agreement” in the Prospectus for additional information regarding the fees that are payable to our Manager under the Management Agreement.

For the nine months ended September 30, 2021 and 2020, our management fee incurred with affiliate was $4.0 million and $2.5 million, respectively. The increase is due to the increase in our average equity for the nine months ended September 30, 2021 as compared to the same period in 2020.

Our Portfolio

As of September 30, 2021, our portfolio consisted of approximately $1.7 billion of residential mortgage loans, RMBS, and other target assets. “Target assets” is defined as the total investment portfolio excluding U.S. Treasury bills. The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of September 30, 2021:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$723,139	$550,232	$172,907	34.5%
Residential mortgage loans in securitization trust	319,812	290,529	$29,283	5.8%
Commercial mortgage loans	7,936	520	7,416	1.5%
Total whole loan portfolio	$1,050,887	$841,281	$209,606	41.8%

Investment securities
RMBS	$621,670	$489,287	$132,383	26.4%
CMBS	11,349	—	11,349	2.3%
U.S. Treasury bills	80,000	—	80,000	16.0%
Total investment securities	713,019	$489,287	$223,732	44.7%

Total investment portfolio	$1,763,906	$1,330,568	$433,338	86.5%

Cash	49,177	—	49,177	9.8%
Other assets and liabilities	18,547	—	18,547	3.7%
Total	$1,831,630	$1,330,568	$501,062	100.0%

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

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$142,030	$80,345	$61,685	24.8%
Commercial mortgage loans	7,466	1,560	5,906	2.4%
Total whole loan portfolio	$149,496	$81,905	$67,591	27.2%

Investment securities
RMBS	149,936	$28,673	$121,263	48.8%
CMBS	8,796	—	8,796	3.5%
U.S. Treasury bills	149,995	149,618	377	0.2%
Total investment securities	308,727	$178,291	$130,436	52.5%

Total investment portfolio	$458,223	$260,196	$198,027	79.8%

Cash	43,569	—	43,569	17.5%
Other assets and liabilities	6,713	—	6,713	2.7%
Total	$508,505	$260,196	$248,309	100.0%

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of September 30, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$29 - $3,535	$415
Interest rate	2.75% - 9.88%	4.74%
Maturity date	1/1/2038 - 9/1/2061	6/16/2051
FICO score at loan origination	521 - 823	738
LTV at loan origination	39% - 90%	70%
DTI at loan origination	1.60% - 50.48%	32%
Percentage of first lien loans	N/A	99.94%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	1.39%
The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2020:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$32 - $2,357	$489
Interest rate	3.88% - 10.75%	5.95%
Maturity date	11/2048 - 1/2061	10/2050
FICO score at loan origination	500 - 811	733
LTV at loan origination	5% - 90%	75%
DTI at loan origination	3% - 50%	35%
Percentage of first lien loans	N/A	99.90%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	10.70%

The following table sets forth the information regarding the underlying collateral of our residential loans held in securitization trust as of September 30, 2021:

($ in thousands)
UPB	$302,120
Number of loans	609
Weighted average loan coupon	5.19%
Average loan amount	496
Weighted average LTV at loan origination and deal date	74%
Weighted average credit score at loan origination and deal date	740
Current month CPR	42.1
Percentage of loans 90+ days delinquent (based on UPB)	0.27

The following chart illustrates the geographic distribution of the underlying collateral of our residential loans held in securitization trust as of September 30, 2021:

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of September 30, 2021:

Residential Mortgage Loan Portfolio Credit Score Distribution
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
500-520
521-540
541-560
561-580
581-600
601-620
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801-820
821-840

Residential Mortgage Loan Portfolio Coupon Distribution
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
2.5-2.999
3.5-3.999
3-3.4999
4.5-4.999
4-4.49
5.5-5.999
5-5.499
6.5-6.999
6-6.4999
7.5-7.999
7-7.499
8.5-8.999
8-8.499
9.5-9.999
9-9.499

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2020:

Residential Mortgage Loan Portfolio Credit Score Distribution

50
45
40
35
30
25
20
15
10
5
0
500-520
521-540
541-560
561-580
581-600
601-620
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801-820
821-840

Residential Mortgage Loan Portfolio Loan Coupon Distribution
80
70
60
50
40
30
20
10
0
3.875-3.99
4.5-4.999
4-4.49
5.5-5.999
5-5.499
6.5-6.999
6-6.4999
7.5-7.999
7-7.499
8.5-8.999
8-8.499
9.5-9.999
9-9.499
10-10.499
10.5-10.999

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of September 30, 2021, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of September 30, 2021:

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of September 30, 2021.

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

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of September 30, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$107 - $4,300	$928
Interest rate	6.10% - 8.38%	6.90%
Loan term	1.67 - 28.44 years	24.47 years
LTV at loan origination	38.6% - 75.0%	53.6%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2020:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$77 - $4,300	$646
Interest rate	5.66% - 8.38%	5.58%
Loan term	2.42 - 29.2 years	14.3 years
LTV at loan origination	38.6% - 75.0%	54.7%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of September 30, 2021 and December 31, 2020 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of September 30, 2021:

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of September 30, 2021, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$213,700	$221,458	$240,563	$303,815
Number of loans	670	693	841	849
Weighted average loan coupon	7.09%	7.06%	6.45%	5.87%
Average loan amount	$319	$320	$286	$358
Weighted average LTV at loan origination and deal date	78%	77%	74%	74%
Weighted average credit score at loan origination and deal date	696	703	715	720
Current 3-month constant prepayment rate (“CPR”) (1)	49.85%	52.77%	57.36%	47.70%
90+ day delinquency (as a % of UPB)	12.75%	8.25%	6.74%	3.23%
Fair value of first loss piece (2)	$13,476	$4,032	$2,231	$26,541
Investment thickness (3)	17.29%	7.19%	4.29%	10.21%
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

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of September 30, 2021:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$4,607	$—	$4,607	$5,994	$—	5,994	$(1,387)	$—	$(1,387)
Mezzanine	2,185	—	2,185	1,633	—	1,633	552	—	$552
Subordinate	80,201	10,406	90,607	—	—	—	80,201	10,406	$90,607
Interest only / excess	18,579	3,062	21,641	—	—	—	18,579	3,062	$21,641
Whole pool	—	502,630	502,630	—	481,660	481,660	—	20,970	$20,970
Total	$105,572	$516,098	$621,670	$7,627	$481,660	$489,287	$97,945	$34,438	$132,383

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2020:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$11,477	$6,820	$18,297	$11,936	$—	$11,936	$(459)	$6,820	$6,361
Mezzanine	2,207	—	2,207	1,633	—	1,633	574	—	574
Subordinate	78,830	18,784	97,614	15,104	—	15,104	63,726	18,784	82,510
Interest only / excess	31,818	—	31,818	—	—	—	31,818	—	31,818
Whole pool	—	—	—	—	—	—	—	—	—
Total	$124,332	$25,604	$149,936	$28,673	$—	$28,673	$95,659	$25,604	$121,263

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of September 30, 2021:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$6,705	$2,190	$93,766	$26,809	$593,898	$723,368
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	515,429	515,429
Effect of principal payments / called deals	(2,056)	—	(6,808)	—	(596,882)	(605,746)
IO and excess servicing prepayments	—	—	—	(4,839)	—	(4,839)
Changes in fair value, net	(42)	(5)	(6,757)	(3,391)	3,653	(6,542)
Ending fair value	$4,607	$2,185	$80,201	$18,579	$516,098	$621,670

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2020:

	Senior	Mezzanine	Subordinate	Interest Only	Total
	(in thousands)
Beginning fair value	$19,060	$2,237	$31,679	$24,016	$76,992
Acquisitions:
Retained from AOMT securitizations	—	—	40,380	26,140	66,520
Secondary market purchases of AOMT securities	—	—	5,663	—	5,663
Third party securities	6,880	—	18,098	—	24,978
Effect of principal payments / called deals	(7,709)	—	(2,377)	—	(10,086)
IO and excess servicing prepayments	—	—	—	(9,672)	(9,672)
Changes in fair value, net	66	(30)	4,171	(8,666)	(4,459)
Ending fair value	$18,297	$2,207	$97,614	$31,818	$149,936

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of September 30, 2021)

(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2021.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of commercial mortgage-backed securities “CMBS” issued in the AOMT 2020-SBC1 securitization transaction is shown below as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	($ in thousands)
UPB of loans	$153,854	$179,789
Number of loans	198	234
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$777	$768
Weighted average LTV at loan origination and deal date	62.6%	62.3%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	7,841	—	7,841	5,766	—	5,766
Interest only / excess	3,508	—	3,508	3,031	—	3,031
Total	$11,349	$—	$11,349	$8,797	$—	$8,797

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

Description of Existing Financing Arrangements
As of September 30, 2021, we were a party to six loan financing lines, which permitted borrowings in an aggregate amount of up to $1.3 billion. Borrowings under these agreements may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes. A description of each loan financing line is set forth as follows:

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
Veritex Financing Line. On August 16, 2021, we and our subsidiaries entered into a non-mark-to-market $50.0 million committed financing facility with Veritex Community Bank (“Veritex”) through the execution of a Loan and Security Agreement (the “Loan and Security Agreement”) and a Promissory Note (the “Promissory Note” and together with the Loan and Security Agreement, the “Facility Documents”) among those subsidiaries and Veritex. Pursuant to the Facility Documents, Veritex agreed to make one or more advances to one or more of the subsidiaries of the Company (together, the “Borrowers”) secured by mortgage loans, notes and related collateral (the “Veritex Financing Line”). The Veritex Financing Line expires, and amounts outstanding under the Veritex Financing Line will mature, on August 16, 2023, subject to certain exceptions.
The amount advanced by Veritex for each eligible loan is based on the unpaid principal balance of the loan, the loan-to-value ratio of the loan and the FICO score of the borrower and ranges from 80.00% to 92.50% depending on the type of loan and the aforementioned criteria. The interest rate on any outstanding balance under the Facility Documents is the greater of (1) the sum of (A) one-month LIBOR and (B) 2.30%, and (2) 3.13%.
The obligations of the Borrowers under the Facility Documents are guaranteed by the Company pursuant to a Guaranty Agreement (the “Guaranty”) executed contemporaneously with the Facility Documents. In addition, the Company is subject to various financial and other covenants, including, as of the last day of any fiscal quarter: (1) the Company’s tangible net worth must be at least equal to $150.0 million; (2) the Company’s ratio of (A) EBITDA to (B) debt service shall be at least equal to 1.25 to 1.0 for such quarter; (3) the Company’s ratio of total liabilities to total tangible net worth must not exceed 5.5 to 1.0; and (4) the Company’s liquidity must at least equal $5.0 million.
In addition, the Facility Documents contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include acceleration of the principal amount outstanding under the Facility Documents and Veritex’s right to liquidate the collateral then subject to the Facility Documents.
The Borrowers are also required to pay certain customary fees to Veritex and to reimburse Veritex for certain costs and expenses incurred in connection with Veritex’s management and ongoing administration of the Veritex Financing Line.
Barclays Financing Line. On September 20, 2021, we and one of our subsidiaries (the “Subsidiary”) entered into a $400.0 million repurchase facility (the “Barclays Financing Line”) with Barclays Bank PLC (“Barclays”) through the execution of a Master Repurchase Agreement (the “Master Repurchase Agreement”) between the Subsidiary and Barclays. Pursuant to the Master Repurchase Agreement, the Subsidiary may sell certain securities to Barclays representing whole loan assets and later repurchase such securities from Barclays. The Master Repurchase Agreement expires on September 20, 2022, unless terminated earlier pursuant to the terms of the Master Repurchase Agreement.
The amount expected to be advanced by Barclays is generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, which is a percentage of the unpaid principal balance or market value of the asset depending on the type of underlying asset. Similarly, the interest rate on any outstanding balance under the Master Repurchase Agreement that the Subsidiary is required to pay Barclays is generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a spread ranging from 1.70% to 3.50%, determined based on the type of underlying asset, and (2) one-month or three-month LIBOR. Additionally, Barclays is under no obligation to purchase the securities we offer to sell to them.
The obligations of the Subsidiary under the Master Repurchase Agreement are guaranteed by the Company pursuant to a Guaranty (the “Guaranty”) executed contemporaneously with the Master Repurchase Agreement. In addition, and similar to other repurchase agreements that the Company has entered into, the Company is subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity.
In addition, the Master Repurchase Agreement and Guaranty contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, insolvency and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the amounts outstanding under the Master Repurchase Agreement and Barclays’ right to liquidate the purchased securities then subject to the Master Repurchase Agreement.
The Subsidiary is also required to pay certain customary fees to Barclays and to reimburse Barclays for certain costs and expenses incurred in connection with Barclays’ management and ongoing administration of the Master Repurchase Agreement.

The following table sets forth the details of our financing lines as of each of September 30, 2021 and December 31, 2020:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate	Interest Rate Spread	September 30, 2021	December 31, 2020
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month or 3 month LIBOR	1.70% - 3.50%	$104,644	N/A
Nomura Corporate Funding Americas, LLC (2)	$300,000	3 month LIBOR	1.70% - 3.50%	$101,210	$8,011
Deutsche Bank, AG (3)	$250,000	1 month LIBOR	2.00% - 3.25%	$74,552	$34,905
Goldman Sachs Bank USA (4)	$200,000	3 month LIBOR	2.25%	$194,959	N/A
Banc of California, National Association (2)	$50,000	1 month LIBOR	2.50% - 3.13%	$38,498	$38,989
Veritex Community Bank (6)	$50,000	1 month LIBOR	2.30%	$36,889	N/A
Total	$1,250,000			$550,752	$81,905
(1) On September 20, 2021, the Company entered into a $400.0 million repurchase facility with Barclays which expires on September 20, 2022.
(2) On August 6, 2021, this facility was amended to extend the expiration date from December 3, 2021 to August 5, 2022, add the one-month LIBOR as a base interest rate for certain loans, and change the interest rate spread to 1.70% (from 1.75%) to 3.50%.
(3) On June 21, 2021, this facility was amended to increase the facility limit from $150.0 million to $250.0 million. This facility expires on February 11, 2022.
(4) The master repurchase agreement with Goldman was entered into on March 5, 2021, and expires on March 5, 2022.
(5) This agreement expires on March 16, 2022.
(6) On August 16, 2021, the Company entered into a non mark-to-market committed financing facility with Veritex, which expires on August 16, 2023.
Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. As of September 30, 2021, there was approximately $489.3 million outstanding under these repurchase facilities, with a weighted average interest rate of 0.11%.
The following table sets forth certain characteristics of our short-term repurchase facilities as of September 30, 2021 and December 31, 2020:

September 30, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS	489,287	0.11%	14
Total	$489,287	0.11%	14

December 31, 2020
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$149,618	0.25%	19
RMBS	28,673	1.40%	19
Total	$178,291	0.44%	19

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2020	$578,860	$85,822	$578,860
Q2 2020	587,375	69,712	587,375
Q3 2020	50,541	139,439	50,541
Q4 2020	178,291	41,866	178,291
Q1 2021	27,796	57,470	27,796
Q2 2021	787,176	407,486	787,176
Q3 2021	489,287	173,265	489,287

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
We may continue to purchase securities for REIT asset test purposes, although it is expected that, in the future, we may need to purchase fewer (or no) securities as we participate in additional securitizations and retain our pro rata share of securities issued in securitization transactions or acquire assets directly into the Operating Partnership.
Securitization Transactions
In August 2021, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, a substantial majority of which were non‑QM loans originated by our affiliate mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2021-4 issued approximately $316.6 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $249.0 million and retained cash of $55.8 million, which was used to acquire additional non‑QM loans, pay down repurchase facilities, and acquire other target assets.
We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of September 30, 2021.
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
Cash Flows

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Cash flows provided by (used in) operating activities	$(883,722)	$118,123
Cash flow used in investing activities	$(408,479)	$17,675
Cash flows provided by financing activities	$1,298,498	$(138,116)
Net increase (decrease) in cash and restricted cash	$6,297	$(2,318)

Operating cash flows of $(883.7) million for the nine months ended September 30, 2021 as compared to $118.1 million for the nine months ended September 30, 2020 were primarily due to the purchase of additional residential mortgage loans during the nine months ended September 30, 2021.

Investing cash flows of $(408.5) million for the nine months ended September 30, 2021 as compared to $17.7 million for the nine months ended September 30, 2020 were primarily due to the purchase of RMBS during the quarter, along with the purchase of U.S. Treasury securities, which was partially offset by sales of U.S Treasury securities.

Financing cash flows of $1.3 billion for the nine months ended September 30, 2021 as compared to $(138.1) million for the nine months ended September 30, 2020 were increased primarily due to the contributions received from our former sole stockholder, proceeds received from our private placement concurrent with the IPO, and proceeds received from the IPO.

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

Contractual Obligations and Commitments

For additional information on our contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” section included in the Prospectus. As of September 30, 2021, there have been no material changes in our contractual obligations from the information set forth in the Prospectus.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 3, 2021, we entered into a Rule 10b5-1 repurchase plan with Wells Fargo Securities, LLC (the “10b5-1 Plan”). Pursuant to the 10b5-1 Plan, Wells Fargo Securities, LLC, as our agent, will buy in the open market up to $25.0 million in shares of our common stock in the aggregate during the period beginning on the date that is four full calendar weeks from the closing of the IPO and ending 12 months thereafter, unless terminated sooner as specified in the 10b5-1 Plan, including if all the capital committed to the 10b5-1 Plan has been exhausted prior thereto, and otherwise on the terms set forth in the 10b5-1 Plan. Purchases pursuant to the 10b5-1 Plan commenced in July 2021.

The following table sets forth the number of shares and average price of shares purchased in each month of the third quarter of 2021:

Month	Total number of shares purchased (1)	Average price paid per share
July 1, 2021 to July 31, 2021	22,673	$17.64
August 1, 2021 to August 31, 2021	19,542	$17.93
September 1, 2021 to September 30, 2021	55,237	$16.75
Total	97,452
(1) In June 2021, the Company announced the 10b5-1 Plan, pursuant to which Wells Fargo Securities, LLC, as our agent, will buy in the open market up to $25.0 million in shares of our common stock in the aggregate during the period beginning on the date that is four full calendar weeks from the closing of the IPO and ending 12 months thereafter, unless terminated sooner as specified in the 10b5-1 Plan, including if all the capital committed to the 10b5-1 Plan has been exhausted prior thereto, and otherwise on the terms set forth in the 10b5-1 Plan. All shares purchased were purchased as part of the publicly-announced 10b5-1 Plan described above.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2021.

Use of Proceeds from Registered Securities

There were no registered sales of equity securities during the quarter ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 12, 2021, Ms. Nancy Davis resigned from the Company’s Board of Directors, effective November 12, 2021. Ms. Davis’ resignation was not a result of any disagreement with the Company or its Board of Directors on any matter relating to the Company's operations, policies, or practices.

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of Angel Oak Mortgage, Inc., dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2
Second Amended and Restated Bylaws of Angel Oak Mortgage, Inc., effective as of June 17, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.1
Amendment No. 7 to the Master Repurchase Agreement by and among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Nomura Corporate Funding Americas, LLC dated August 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.2
Loan and Security Agreement among Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS and Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.3
Promissory Note by Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS in favor of Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.4
Guaranty Agreement by Angel Oak Mortgage, Inc. in favor of Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.5
Master Repurchase Agreement between Peachtree Mortgage SPV, LLC and Barclays Bank PLC, dated September 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2021)

10.6
Guaranty Agreement by Angel Oak Mortgage, Inc. in favor of Barclays Bank PLC, dated September 20, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2021)

31.1	*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE, INC.

Date: November 15, 2021	By:	/s/ Robert J. Williams
Robert J. Williams
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)