Form 10-Q/A
period 2021-09-30
Angel Oak Mortgage, Inc.
filed 2021-12-03
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Angel Oak Mortgage, Inc. (the “Company”) amends the Company’s Form 10-Q for the quarterly period ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021 (the “Initial Form 10-Q”) to correct an error appearing in the certifications filed as Exhibits 31.1 and 31.2 thereto which referred to the “Form 10-Q for the quarterly period ended June 30, 2021” instead of the “Form 10-Q for the quarterly period ended September 30, 2021.”

Because the Company is refiling these corrected certifications as Exhibits 31.1 and 31.2 to this Amendment, it is required to refile a complete Form 10-Q for the quarterly period ended September 30, 2021, including the certifications filed as Exhibits 32.1 and 32.2.

Other than the correction to Exhibits 31.1 and 31.2 described above, updating the dates on the signature page and the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2, the inclusion on the cover page that this Amendment is Amendment No. 1 on Form 10-Q/A and the inclusion of this Explanatory Note, the information set forth in this Amendment is identical to that included in the Initial Form 10-Q. This Amendment does not otherwise change or update the disclosures set forth in the Initial Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Initial Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE, INC.

Date: December 3, 2021	By:	/s/ Robert J. Williams
Robert J. Williams
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 3, 2021	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)