Form 10-K
period 2021-12-31
Angel Oak Mortgage, Inc.
filed 2022-03-28
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐    Accelerated filer ☐    Non-accelerated filer    ☒    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $160.0 million based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding on March 28, 2022 was 25,085,796.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

ANGEL OAK MORTGAGE, INC.
Form 10-K

Unless otherwise indicated, the terms “Angel Oak Mortgage, Inc.,” “we,” “us,”“our,” and “our company” refer to Angel Oak Mortgage, Inc. and its subsidiaries including Angel Oak Mortgage Operating Partnership, LP (our “operating partnership”), through which we hold substantially all of our assets and conduct our operations. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of affiliates Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Mortgage Lending”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could have a material adverse effect on future results and performance relative to those set forth in or implied by the related forward-looking statements, as well as on our business, financial condition, liquidity, results of operations and prospects, include, but are not limited to:

•the impact of the ongoing COVID-19 pandemic;

•the effects of adverse conditions or developments in the financial markets and the economy upon our ability to acquire non-qualified residential mortgage (“non-QM”) loans sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, and other target assets;

•the level and volatility of prevailing interest rates and credit spreads;

•changes in our industry, inflation, interest rates, the debt or equity markets, the general economy (or in specific regions) or the residential real estate finance and real estate markets specifically;

•changes in our business strategies or target assets;

•general volatility of the markets in which we invest;

•changes in the availability of attractive loan and other investment opportunities, including non-QM loans sourced from Angel Oak Mortgage Lending platforms;

•the ability of our Manager to locate suitable investments for us, manage our portfolio, and implement our strategy;

•our ability to obtain and maintain financing arrangements on favorable terms, or at all;

•the adequacy of collateral securing our investments and a decline in the fair value of our investments;

•the timing of cash flows, if any, from our investments;

•our ability to profitably execute securitization transactions;

•the operating performance, liquidity, and financial condition of borrowers;

•increased rates of default and/or decreased recovery rates on our investments;

•changes in prepayment rates on our investments;

•the departure of any of the members of senior management of our Company, our Manager, or Angel Oak;

•the availability of qualified personnel;

•conflicts with Angel Oak, including our Manager and its personnel, including our officers, and entities managed by Angel Oak;

•events, contemplated or otherwise, such as acts of God, including hurricanes earthquakes, and other natural disasters, including those resulting from global climate change, pandemics, acts of war or terrorism, escalation of military conflicts, and others that may cause unanticipated and uninsured performance declines, disruptions in markets, and/or losses to us or the owners and operators of the real estate securing our investments;

•impact of and changes in governmental regulations, tax laws and rates, accounting principles and policies and similar matters;

•the level of governmental involvement in the U.S. mortgage market;

•future changes with respect to the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac” and collectively, the “GSEs”) in the mortgage market and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities;

•effects of hedging instruments on our target assets and our returns, and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•our ability to make distributions to our stockholders in the future at the level contemplated by our stockholders or the market generally, or at all;

•our ability to continue to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes; and

•our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K and in the other reports we file with the SEC. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views only as of the date such statements are made. The risks described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

GLOSSARY

This glossary highlights some of the industry and other terms that we use elsewhere in this Annual Report on Form 10-K and is not a complete list of all the defined terms used herein.

“ABS” means securities collateralized by a pool of assets, such as loans, credit card debt, royalties or receivables, but typically excluding mortgages.

“Agency” means a U.S. Government agency, such as Ginnie Mae, or a federally chartered corporation, such as Fannie Mae or Freddie Mac, which guarantees payments of principal and interest on mortgage-backed securities.

“Agency RMBS” means residential mortgage-backed securities for which an Agency guarantees payments of principal and interest on the securities.

“Alt-A mortgage loans” mean residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines, but whose borrower characteristics may. Generally, Alt-A mortgage loans allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation. The credit quality of an Alt-A borrower generally exceeds the credit quality of subprime borrowers.

“A-Note” means a senior interest in a mortgage loan secured by a first mortgage on a single large commercial property or group of related commercial properties. A-Notes have a senior right to receive interest and principal related to the mortgage loan.

“ATR rules” means the Ability-to-Repay rules under the Truth-in-Lending Act established by the CFPB pursuant to authority granted under the Dodd-Frank Act, which rule, among other matters, requires lenders to make a reasonable and good faith determination of a borrower’s ability to repay when underwriting a new mortgage, including documenting and verifying income and assets, as well as other factors.

“B-Note” means an interest in a loan secured by a first mortgage on a single large commercial property or group of related commercial properties and that is subordinated in right of payment on an A-Note, which is a senior interest in such loan.

“CFPB” means the Consumer Financial Protection Bureau, an agency of the U.S. Government responsible for consumer protection in the financial sector.

“CMBS” means mortgage-backed securities that are secured by interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties.

“Commercial bridge loans” mean, generally, floating rate whole loans secured by first priority mortgage liens on commercial real estate made to borrowers seeking short-term capital (typically with terms of up to five years) to be used in the acquisition, construction or redevelopment of commercial properties. This type of bridge financing enables the borrower to secure short-term financing while improving the commercial property and avoid burdening it with restrictive long-term debt.

“Commercial mortgage loans” mean, with respect to our target assets, senior mortgage loans, commercial bridge loans, mezzanine loans, B-Notes, construction loans, and small balance commercial mortgage loans.

“Conforming residential mortgage loans” mean residential mortgage loans that conform to the underwriting guidelines of a GSE.

“Construction loans” mean short-term mortgage loans secured by first priority mortgage liens on real estate used to finance the cost of construction or rehabilitation of commercial properties, and are typically disbursed over time as construction progresses.

“Consumer loans” mean loans made to individuals for personal, family or household purposes (such as auto loans, credit cards and student loans).

“CRT securities” mean risk-sharing instruments issued by GSEs, or similarly structured transactions arranged by third-party market participants, that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans to investors such as us. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE; rather, “credit risk transfer” is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on the related pool of loans exceed certain thresholds. By reducing the amount that issuers are obligated to repay to holders of CRT securities, the issuers of CRT securities are able to offset credit losses on the related pool of loans.

“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.

“DTI” means debt-to-income ratio, which is calculated as a borrower’s monthly debt payments, divided by the borrower’s monthly gross income.

“Ginnie Mae” means the Government National Mortgage Association, a wholly-owned corporate instrumentality of the United States within the U.S. Department of Housing and Urban Development.

“GSE” means a government-sponsored enterprise. When we refer to GSEs, we mean Fannie Mae or Freddie Mac.

“Investment property loans” mean mortgage loans made on portfolios of residential rental properties.

“Jumbo prime mortgage loans” mean residential mortgage loans that do not conform to GSE underwriting guidelines, primarily because the mortgage balance exceeds the maximum amount permitted by such underwriting guidelines.

“LTV" means loan-to-value ratio, which is calculated for purposes of this Annual Report on Form 10-K as the outstanding principal amount of a loan plus any financing that is pari passu with or senior to such loan at the time of acquisition, divided by the applicable real estate value at acquisition of such loan. The real estate value reflects the results of third-party appraisals obtained by the selling mortgage companies prior to the loan closing.

“MBS” means mortgage-backed securities that are secured by interests in a pool of mortgage loans secured by property.

“Mezzanine loans” mean loans made to commercial property owners that are secured by pledges of the borrowers’ ownership interests, in whole or in part, in entities that directly or indirectly own the properties, such loans being subordinate to whole loans secured by first or second mortgage liens on the properties themselves. Mezzanine loans may be structured as preferred equity investments which provide substantively the same rights for the lender but involve the lender holding actual equity interests with preferential rights over the common equity.

“Mortgage loans” mean loans secured by real estate with a right to receive the payment of principal and interest on the loans (including servicing fees).

“MSRs” mean mortgage servicing rights. MSRs represent the right to service mortgage loans, which involves activities such as collecting mortgage payments, escrowing, and paying taxes and insurance premiums and forwarding principal and interest payments to the mortgage lender. In return for providing these services, the holder of an MSR is entitled to receive a servicing fee, typically specified as a percentage (expressed in basis points) of the serviced loan’s unpaid principal balance. An MSR is made up of two components: a basic fee and an “excess MSR.” The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the excess MSR is the amount that exceeds the basic fee.

“non-Agency RMBS” means RMBS that are not issued or guaranteed by an Agency or a GSE.

“non-QM loans” mean residential mortgage loans that do not satisfy the requirements for QM loans, including “exempt loans,” such as “Investor” loans made to real estate investors that do not need to meet the ATR rules.

“QM loans” mean residential mortgage loans that comply with the ATR rules and related guidelines of the CFPB.

“Residential bridge (or “fix and flip”) loans” mean short-term residential mortgage loans secured by a first priority security interest in non-owner occupied single family or multi-family residences, which loans are typically used in the acquisition and re-development of the residences with a view to the borrowers selling the residences.

“Residential mortgage loans” mean, with respect to our target assets, non-QM loans, QM loans, conforming residential mortgage loans, second lien mortgage loans, residential bridge loans, investment property loans, jumbo prime mortgage loans, Alt-A mortgage loans, and subprime residential mortgage loans.

“RMBS” means mortgage-backed securities that are secured by interests in a pool of mortgage loans secured by residential property. RMBS may be senior, subordinate, interest-only, principal-only, investment-grade, non-investment grade, or unrated.

“Second lien mortgage loans” mean residential mortgage loans that are subordinate to the primary or first lien mortgage loans on a residential property.

“Senior mortgage loans” mean commercial mortgage loans secured by first mortgage liens on commercial properties, which loans may vary in duration, may bear interest at fixed or floating rates and may amortize, and typically require balloon payments of principal at maturity.

“Small balance commercial mortgage loans” mean commercial mortgage loans that typically range in original principal amounts of between $250,000 and $15 million.

“Subprime residential mortgage loans” mean residential mortgage loans that do not conform to GSE underwriting guidelines. These lower standards permit loans to be made to borrowers having low credit scores and/or imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), loans with no income disclosure or verification and loans with high LTVs.

“TBAs” mean “To be Announced” forward-settling of MBS trades. The actual MBS that will be delivered to fulfill a TBA trade is not designated at the time the trade is made. These securities are announced 48 hours prior to the established trade settlement date. Net settlement typically occurs before settlement and physical delivery of the securities takes place.

“U.S. Risk Retention Rules” mean the credit risk retention rules of the SEC that generally require the sponsor of asset-backed securities to retain not less than 5% of the credit risk of the assets collateralizing the issuer’s securities.

“U.S. Treasury Bills” mean a short-term U.S. government debt obligation backed by the Treasury Department with a maturity of one year or less.

“UK Securitization Rules” mean the United Kingdom legislation that requires institutional investors, prior to investing in a securitization, to verify compliance with certain conditions, including that the originator, the original lender or the sponsor retains, on an ongoing basis, a material net economic interest in the relevant securitization of not less than 5% in the form of the retention of certain specified credit risk tranches or asset exposures.

“UPB” means unpaid principal balance of a mortgage loan.

“Whole loans” mean direct investments in whole residential mortgage loans, as opposed to investments in other structured products that are backed by such loans.

PART I

Item 1. Business

The Company

Angel Oak Mortgage, Inc. is a publicly-traded REIT focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which operates through wholesale and retail channels and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, together with non-QM loans, we refer to as our target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

We are a Maryland corporation and commenced operations in September 2018. On June 21, 2021, we completed an initial public offering (“IPO”) of our common stock on the New York Stock Exchange (“NYSE”). Our common stock is traded on the NYSE under the symbol “AOMR.” We are externally managed and advised by our Manager pursuant to a management agreement (the “Management Agreement”).

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. Commencing with our taxable year ended December 31, 2019, we believe that we have been organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986 (the “Code”). Our qualification as a REIT, and maintenance of such qualification, depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our stock. We also intend to operate our business in a manner that will allow us to maintain our exclusion from regulation as an investment company under the Investment Company Act.

Our Manager

We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940, and an affiliate of Angel Oak Capital. Angel Oak is a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending, and capital markets. Angel Oak Capital was established in 2009 and is a market leader in non-QM loan production via its Angel Oak Mortgage Lending affiliates. Angel Oak Mortgage Trust (“AOMT”), Angel Oak’s securitization platform, is a leading programmatic issuer of non-QM securities, and is among the largest issuers of such securities. Angel Oak is headquartered in Atlanta and has over 900 employees across its enterprise.

Our Investment Strategy

Our investment strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak Mortgage Lending, which operates through wholesale and retail channels and has a national origination footprint. We also may invest in other target assets as described below. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. We finance these loans through various financing lines on a short-term basis and ultimately seek to secure long-term securitization funding for our target assets. We expect to derive our returns primarily from the difference between the interest we earn on loans we make and our cost of capital, as well as the returns from bonds that are retained after securitizing the underlying loan collateral, which we believe will lead to an attractive risk-adjusted return profile across interest rate and credit cycles.

Subject to maintaining our qualification as a REIT under the Code, and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we also expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk, and other risks.

Our Investment Guidelines

Our Board of Directors has approved the following investment guidelines:

•No investment shall be made that would cause us to fail to qualify as a REIT under the Code;

•No investment shall be made that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act;

•Our investments will be predominantly in our target assets;

•Prior to the deployment of capital into our target assets, our Manager may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary U.S. Federal Reserve Bank dealers collateralized by direct U.S. Government obligations, and other instruments or investments determined by our Manager to be of high quality; and

•The acquisition of any of our target assets by us or any of our subsidiaries from Angel Oak Mortgage Lending or other affiliate of our Manager shall require the pricing approval of our affiliated transactions committee, which is comprised of three of our independent directors.

These investment guidelines may be amended, restated, modified, supplemented, or waived by our Board of Directors (which must include a majority of our independent directors) from time to time without the approval of, or prior notice to, our stockholders.

Our Target Assets

Our target assets include:

Target assets, Investments Backed by:	Examples:

Residential properties	Non-QM loans
Non-Agency RMBS

Commercial real estate properties	Senior mortgage loans
Commercial bridge loans
Small balance commercial mortgage loans

Other investments	Agency RMBS
Second lien mortgage loans
Mezzanine loans
Construction loans
B-notes
QM loans
Conforming residential mortgage loans
Residential bridge loans
Subprime residential mortgage loans
Alt-A mortgage loans
CRT securities
CMBS
MSRs and excess MSRs
Certain non-real estate related assets, including ABS and consumer loans

Our strategy is adaptable to changing market environments, subject to our ability to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Our investment and asset management decisions depend on prevailing market conditions. Accordingly, our strategy and target assets may vary over time in response to market conditions. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our stockholders.

Our Portfolio and Securitizations

Since the commencement of our operations in September 2018 through December 31, 2021, we have focused on the acquisition of our target assets, including residential mortgage loans, a substantial portion of which were sourced by Angel Oak Mortgage Lending. As of

December 31, 2021, we have participated in seven rated securitization transactions and we had total assets of approximately $2.6 billion, including an approximate $2.2 billion portfolio of non-QM loans and other target assets. We believe that our portfolio validates our strategy of making credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending.

As of December 31, 2021, our portfolio consisted predominantly of residential mortgage loans owned directly, residential mortgage loans held in securitization trusts, and RMBS securities. Further, our portfolio includes certain CMBS issued by AOMT 2020-SBC1. For additional information regarding our portfolio as of December 31, 2021, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Portfolio”.

Our Financing Strategy and Use of Leverage

We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We expect to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we expect to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long-term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements.

In addition to our existing loan financing lines, we employ short-term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines.

Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. The amount of leverage employed on our assets will depend on our Manager’s assessment of the credit, liquidity, price volatility and other risks and availability of particular types of financing at any given time. Moreover, our charter, second amended and restated bylaws (our “bylaws”) and investment guidelines require no minimum or maximum leverage and our Manager will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage and the leverage used for individual asset classes will vary over time.

Competition and Regulatory Considerations

We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that Angel Oak or its affiliates may sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or may raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target asset classes may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.

In addition, changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them.

Human Capital Resources

We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Executive Officer, Chief Financial Officer, accounting staff, in-house legal counsel, and other personnel providing services to us were employees of one or more of our Manager’s affiliates as of December 31, 2021. On January 1, 2022, certain of our dedicated personnel became employees of our Manager, while other partially dedicated personnel remained employees of one of more of our Manager’s affiliates.

Available Information

Our website address is www.angeloakreit.com. We make available on our website under “Investors,” free of charge, this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports that we file with the SEC as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of or incorporated by reference into this Annual Report on Form 10-K. In addition, all our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

An investment in our common stock involves significant risks. Before making a decision to invest in our common stock, you should carefully consider the following risks in addition to the other information contained in this Annual Report on Form 10-K. The risks discussed in this Annual Report on Form 10-K can materially adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us,” and comparable phrases). This could cause the market price of our common stock to decline significantly, and you could lose all or part of your investment in our common stock. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

Summary Risk Factors

We are subject to a number of risks that, if realized, could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

•We are dependent on our Manager and certain key personnel of Angel Oak that are or will be provided to us through our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement or such key personnel are no longer available to us.

•There are conflicts of interest in our relationship with Angel Oak, including our Manager, and we may compete with existing and future managed entities of Angel Oak, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.

•We rely on Angel Oak Mortgage Lending to source non‑QM loans and other target assets for acquisition by us and it is under no contractual obligation to sell to us any loans that it originates.

•Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to make certain loans or other investments, including speculative investments, which increase the risk of our portfolio.

•The Management Agreement with our Manager was not negotiated on an arm’s‑length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate. Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.

•Our operating results are dependent upon our Manager’s ability to source a large volume of desirable non‑QM loans and other target assets for our investment on attractive terms.

•The COVID‑19 pandemic may cause continued disruptions in U.S. financial markets, including increased market volatility, which may result in a material adverse effect on us in the future.

•Difficult conditions in the residential mortgage and residential real estate markets as well as general market concerns may adversely affect the value of residential mortgage loans, including non‑QM loans, and other target assets in which we invest.

•Non-QM loans that are underwritten pursuant to less stringent underwriting guidelines could experience substantially higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines.

•Angel Oak Mortgage Lending is subject to extensive licensing requirements and regulation, which could materially and adversely affect us if Angel Oak Mortgage Lending does not comply with these requirements.

•Currently, we are focused on acquiring and investing in non‑QM loans, which may subject us to legal, regulatory, and other risks, which could materially and adversely affect us.

•Prepayment rates may adversely affect the value of our portfolio.

•Our investment in lower rated non‑Agency RMBS resulting from the securitization of our assets or otherwise, exposes us to the first loss on the mortgage assets held by the securitization vehicle. Additionally, the principal and interest payments on non‑Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.

•Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our target assets, which could materially and adversely affect us.

•We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, have a material adverse effect on us.

•Our industry is highly regulated and we or Angel Oak, including our Manager, may be subject to adverse legislative or regulatory changes.

•Maintenance of our exclusion from regulation as an investment company under the Investment Company Act may impose significant limitations on our operations.

•We may incur significant debt, which will subject us to increased risk of loss, and our charter and bylaws contain no limitation on the amount of debt we may incur.

•Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially and adversely affect us.

•We may be unable to profitably execute securitization transactions, which could materially and adversely affect us.

•Market conditions and other factors may affect our ability to securitize assets, which could increase our financing costs and materially and adversely affect us.

•Interest rate fluctuations could increase our financing costs, which could materially and adversely affect us.

•Our significant stockholders and their respective affiliates have significant influence over us and their actions might not be in your best interest as a stockholder.

•Legislative or other actions affecting REITs could materially and adversely affect us.

•Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our stockholders.

•Even if we qualify as a REIT, we face tax liabilities that reduce our cash flow, and a significant portion of our income may be earned through one or more taxable REIT subsidiaries (“TRSs”) that are subject to U.S. federal income taxation.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Annual Report on Form 10-K, including the matters set forth below in this Item 1A.

Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following risks, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects, and our ability to make distributions to our stockholders (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us,” and comparable phrases). The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also have a material adverse effect on us.

Risks Related to Our Relationship with Our Manager

We are dependent on our Manager and certain key personnel of Angel Oak that are or will be provided to us through our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement or such key personnel are no longer available to us.

We are externally managed by our Manager and all of our officers are employees of either Angel Oak Companies or our Manager. We have no separate facilities and are substantially reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of Angel Oak as well as information and loan flow generated by Angel Oak Mortgage Lending. The employees of Angel Oak assist in identifying, evaluating, negotiating, structuring, closing, and monitoring our portfolio. The departure of any of the members of the senior management team of our Manager, or of a significant number of investment professionals or principals of Angel Oak, could have a material adverse effect on us. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to Angel Oak’s, including our Manager’s, senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

The Angel Oak personnel provided to us by our Manager pursuant to the Management Agreement are not required to dedicate a specific portion of their time to the management of our business.

Neither our Manager nor Angel Oak is obligated to dedicate any specific personnel exclusively to us, nor is our Manager or its personnel obligated to dedicate any specific portion of their time to the management of our business. Key personnel provided to us by our Manager may become unavailable to us as a result of their departure from our Manager or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager will dedicate to the management of our business, and Angel Oak, including our Manager, may have conflicts in allocating employees’ time, resources, and services among our business and any other entities they manage, and such conflicts may not be resolved in our favor. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

We are dependent on our Manager, whose senior management team has limited experience operating a REIT and a public company.

Our Manager was formed in February 2018. Although Angel Oak has been active in the mortgage credit market since 2008, our Manager’s senior management team has limited experience operating a REIT and operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code and the Investment Company Act. Moreover, our Manager's senior management team has limited experience operating a public company with listed equity securities, which is required to comply with numerous laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, and requirements of the NYSE. This limited experience may hinder our Manager’s ability to successfully operate our business. In addition, maintaining our REIT qualification and complying with the applicable Investment Company Act exclusions limit the types of investments we are able to make. We cannot assure you that our Manager’s senior management team will be successful on our behalf or at all.

There are conflicts of interest in our relationship with Angel Oak, including our Manager, and we may compete with existing and future managed entities of Angel Oak, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Angel Oak, including our Manager. Currently, all of our officers, including our dedicated Chief Financial Officer and Treasurer, our Chief Executive Officer and President, and one of our directors also serve as employees of Angel Oak including our Manager. As a result, our Manager, our officers and this director may have conflicts between their duties to us and their duties to, and interests in, Angel Oak, including our Manager. For example, Mr. Fierman, the Chairman of our Board of Directors, also serves as a Managing Partner and Co-Chief Executive Officer of Angel Oak Companies.

Some examples of conflicts of interest that may arise by virtue of our relationship with Angel Oak, including our Manager, include:

•Loans Originated by Angel Oak Mortgage Lending. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending. Since our commencement of operations in September 2018 through December 31, 2021, a substantial portion of the target assets in our portfolio had been acquired from Angel Oak Mortgage Lending, and we expect that, in the future, a substantial portion of our portfolio will continue to consist of target assets acquired from Angel Oak Mortgage Lending. As our Manager directs our investment activities, there are conflicts of interest related to the fact that Angel Oak Mortgage Lending consists of affiliates of our Manager, including the following:

◦Our Manager will have an incentive to favor the acquisition of non-QM loans or other target assets from Angel Oak Mortgage Lending over third-party sellers because purchasing non-QM loans or other target assets from Angel Oak Mortgage Lending would generate fees for Angel Oak Mortgage Lending (including fees payable by us and origination fees payable by the borrowers of the loans originated by Angel Oak Mortgage Lending), which would benefit Angel Oak. In addition, our acquisition of non-QM loans or other target assets from Angel Oak Mortgage Lending would allow Angel Oak Mortgage Lending to sell such non-QM loans or other target assets and obtain liquidity to make more loans, even where Angel Oak Mortgage Lending would be unable to sell the non-QM loans or other target assets on favorable terms to unaffiliated third parties in the market due to unfavorable market conditions or other reasons. Our Manager could acquire non-QM loans or other target assets on our behalf from Angel Oak Mortgage Lending even if such non-QM loans or other target assets were unsuitable for us, or we could identify better quality non-QM loans or other target assets, or obtain better pricing, from unaffiliated third parties. Although we utilize third-party pricing vendors to evaluate the fairness of the price for non-QM loans or other target assets we acquire from Angel Oak Mortgage Lending, there can be no assurance that we will purchase such non-QM loans or other target assets from Angel Oak Mortgage Lending at a fair price.

◦In addition, although our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak Mortgage Lending, this strategy may need to adapt to changing market conditions or other factors. If investment in non-QM loans falls out of favor or otherwise becomes unattractive because of perceived risks, unfavorable pricing or otherwise, our Manager will have a conflict of interest in determining whether our strategy should continue to focus on the acquisition of non-QM loans, particularly if the origination of such loans continues to be a focus of Angel Oak Mortgage Lending. The continued pursuit of our strategy under these circumstances may result in losses. The significant majority of the loans that Angel Oak Mortgage Lending currently originates are non-QM loans. Similarly, failure to adjust our strategy may cause us to forego other attractive investment opportunities outside investments in non-QM loans. Our Manager will have a conflict in determining whether to adjust our strategy and to pursue investments in other types of target assets that may be more attractive even if Angel Oak Mortgage Lending continues to originate non-QM loans.

◦We have purchased RMBS, and expect to continue to purchase RMBS or CMBS, that are collateralized by loans originated by Angel Oak Mortgage Lending, and our portfolio may consist of a significant amount of such securities. Certain affiliates of our Manager may receive certain benefits for their activities related to the creation of the securitization and the issuance and sale of such securities. We will also bear all or a portion of the expense incurred in connection with the securitization vehicle to which we sell the loans we have acquired. Such expenses include, but are not limited to, the costs and expenses related to structuring the securitization vehicle and the transactions related to the sale of the loans by us to the securitization vehicle.

•Other Angel Oak Managed Entities. Angel Oak currently advises, and in the future expects to continue to advise, other entities that may have investment objectives and strategies similar, in whole or in part, to ours and may use the same or similar strategies to those we employ. For example, Angel Oak has previously formed private REITs as well as other funds that invest in residential mortgage loans, and may raise additional investment vehicles in the future, including entities formed to make investments that we could be precluded or materially limited from making because of laws or regulations applicable to us. Angel Oak is not restricted in any way from sponsoring or accepting capital from new entities, even for investing in asset classes or strategies that are similar to, or overlapping with, our asset classes or strategies. The existence of such multiple managed entities may create conflicts of interest, including, without limitation, with respect to the allocation of investment opportunities between us and other managed entities. See “— Allocation of Investment Opportunities” below. In addition, we may make an investment that may be pari passu, senior or junior in ranking to an investment made by another managed entity, and actions taken by such managed entity with respect to such investment may not be in our best interests, and vice versa. Furthermore, such activities may involve substantial time and resources of Angel Oak, including our Manager.

•Allocation of Investment Opportunities. Although Angel Oak, including our Manager, may manage investments on behalf of a number of managed entities, including us, investment decisions and allocations will not necessarily be made in parallel among us and these other managed entities. Investments made by us may not, and are not intended in all cases to, replicate the investments, or the investment methods and strategies, of other entities managed by Angel Oak, including our Manager. Nevertheless, Angel Oak, including our Manager, from time to time may elect to apportion major or minor portions of the investments to be made by us among other entities that they manage, and vice versa. When allocating investment opportunities among us and one or more other managed entities, Angel Oak Capital allocates such opportunities pursuant to its written investment allocation policy. Angel Oak Capital’s written investment allocation policy allocates investment opportunities based on each managed entity’s guidelines, the strategy and available cash of Angel Oak managed entities, market supply and other factors. Target allocations for each managed entity are established by Angel Oak Capital’s portfolio management team prior to the execution of any aggregated trade. In the event an aggregated trade is partially filled, Angel Oak’s managed entities will generally receive a pro rata share of the executed trade based upon the target allocation set by Angel Oak Capital’s portfolio management team.

For loans acquired from Angel Oak Mortgage Lending, each week Angel Oak Capital receives a loan tape from Angel Oak Mortgage Lending. The loan tape is reviewed to ensure compliance with our and other Angel Oak managed entities’ investment guidelines. If any exceptions are found, the loan is further reviewed to ensure there are accompanying compensating factors. Following review of the loan tape, a custodial review is performed to ensure necessary documentation exists or is provided. Concurrently with the custodial review, loans are priced based on the current rate sheet and an allocation among Angel Oak managed entities is determined. Angel Oak’s portfolio management team establishes a monthly target allocation first by loan type and then by loan size. Loans from Angel Oak Mortgage Lending that fit the investment guidelines of Angel Oak’s managed entities, including us, are allocated to such managed entities. Each round of loan purchases is allocated to each participating managed entity based on the target allocation (or as closely as possible given available loan sizes) in order to avoid one managed entity from being fully allocated ahead of any other managed entity. Loans are allocated on an alternating basis to each eligible managed entity. Angel Oak Capital’s compliance team approves each loan allocation and our affiliated transactions committee, which is comprised of three of our independent directors, must approve, among other matters, our acquisition of any non-QM loans and any other target assets we acquire from Angel Oak Mortgage Lending or other affiliate of our Manager.

Accordingly, not all investments which are consistent with our investment objective and strategies may be presented to us. There is no assurance that any such conflicts arising out of the foregoing will be resolved in our favor. Angel Oak Capital is entitled to amend its investment allocation policy at any time without prior notice to us or our consent.

•Service Providers. Our Manager may engage affiliated service providers, including affiliates, that act as the servicer for the loans in our portfolio. Such relationships may influence our Manager in deciding whether to select such service providers. Our Manager’s affiliates may receive benefits, including compensation, for these activities. Additionally, affiliated service providers will not have the same independence with respect to the performance of their duties to us as an unaffiliated service provider. The use of affiliated service providers may impair our ability to obtain the most favorable terms with respect to such services and transactions, which could materially and adversely affect us.

•Management. During turbulent conditions in the mortgage industry, distress in the credit markets, or other times when we will need focused support and assistance from Angel Oak employees, other entities that Angel Oak manages will likewise require greater focus and attention, placing Angel Oak’s resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if Angel Oak did not act as a manager or advisor for other entities.

•Securitizations. Prior to the 2021 fiscal year, we participated in several securitization transactions in which other managed entities of Angel Oak also contributed mortgage loans or other assets. In 2021, we performed two sole securitizations, where we were the sole entity securitizing loans. There can be no assurance that the valuation of the assets that we contributed to any of these securitizations were not understated or, in the case of securitizations prior to 2021, that the assets that such other managed entities contributed were not overstated, resulting in less cash proceeds or securities issued by the securitization vehicle to us or more cash proceeds or securities issued by the securitization vehicle to such managed entities than would otherwise be the case. AOMT’s securitizations are typically structured with a two- or three-year non-call period for the securities issued in the securitization. After such period has ended, the XS tranche holders, as the controlling tranche, have the option to call the securitization at any point. These holders would consider exercising this option if the financing marketplace is more attractive, or if the underlying asset values have increased. If the call option is exercised, we may be unable to reinvest the proceeds we receive from any such call option for some period of time and such proceeds may be reinvested by us in assets yielding less than the yields on the securities that were called.

•Material Non-Public Information. We, directly or through Angel Oak, may obtain material non-public information about the investments in which we have invested or may invest. If we do possess material non-public information about such investments, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to such investments. Our Manager’s and Angel Oak’s management of other managed entities could create a conflict of interest to the extent our Manager or Angel Oak is aware of material non-public information concerning potential investment decisions. In addition, this conflict may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to material non-public information could therefore materially and adversely affect us.

We rely on Angel Oak Mortgage Lending to source non-QM loans and other target assets for acquisition by us and they are under no contractual obligation to sell to us any loans that they originate.

Our operating results are dependent upon our Manager’s ability to source non-QM loans and other target assets for acquisition by us from Angel Oak Mortgage Lending. Although we are a party to mortgage loan purchase agreements with Angel Oak Mortgage Lending, and such agreements provide the framework pursuant to which we have agreed to purchase from Angel Oak Mortgage Lending certain target assets, Angel Oak Mortgage Lending has no obligation to sell non-QM loans or other target assets to us and we may be unable to locate other originators that are able or willing to originate non-QM loans and other target assets that meet our standards. If Angel Oak Mortgage Lending is unable to originate non-QM loans due to business, competitive, regulatory or other reasons, or for any other reason is unable or unwilling to provide non-QM loans and other target assets for sale to us in sufficient quantity, we may not be able to source acquisitions of non-QM loans and other target assets from other originators, banks and other sellers, on favorable terms and conditions or at all. In this regard, mortgage originators are subject to significant regulation and oversight and failure by Angel Oak Mortgage Lending to comply with its obligations under law may result in an inability to originate non-QM loans or other target assets in certain jurisdictions or at all. Similarly, if Angel Oak Mortgage Lending otherwise separates from its affiliation with our Manager, it may determine to sell the non-QM loans or other target assets that it originates to other parties. Angel Oak Mortgage Lending could also enter into commitments with third parties to sell them non-QM loans or other assets, and reduce the quantity of loans that would otherwise be available for purchase by us. If we cannot source an adequate volume of attractive non-QM loans and other target assets from Angel Oak Mortgage Lending on desirable terms, we may not be able to acquire a sufficient amount of attractive non-QM loans or other target assets to make our strategy profitable, and we may be materially and adversely affected.

Our agreements with Angel Oak Mortgage Lending were negotiated between related parties, and their terms might not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, conflicts could arise if Angel Oak Mortgage Lending breaches the applicable agreement relating to our acquisition of target assets from Angel Oak Mortgage Lending, or otherwise fails to perform its obligations under such agreement, resulting in harm or damages to us. Further, Angel Oak Mortgage Lending provides representations and warranties regarding the target assets we purchase from them. If Angel Oak Mortgage Lending breaches a representation or warranty relating to one of the target assets we purchase from them, our Manager may not seek the same recourse against Angel Oak Mortgage Lending as it would with unaffiliated third parties. Our Manager could have a potential conflict in determining what action to take against an affiliate, which could have a material adverse effect on us.

Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to make certain loans or other investments, including speculative investments, which increase the risk of our portfolio.

We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees (which are based on our Equity as defined in the Management Agreement) might reduce its incentive to devote its time and effort to seeking loans or other investments that provide attractive risk-adjusted returns for our stockholders and instead may incentivize our Manager to advance strategies that increase our equity. There may be circumstances where increasing our equity will not optimize the returns for our stockholders, and consequently, we will be required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

In addition, our Manager has the ability to earn incentive fees each quarter based on our Distributable Earnings as calculated in accordance with the Management Agreement, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our Distributable Earnings and thereby increase the incentive fee to which it is entitled. This could result in increased risk to our portfolio. If our interests and those of our Manager are not aligned, the execution of our strategies could be adversely affected, which could materially and adversely affect us.

The Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate. Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.

The Management Agreement that we and our operating partnership entered into with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Various potential and actual conflicts of interest may arise from the activities of Angel Oak by virtue of the fact that our Manager is controlled by Angel Oak.

A termination without cause of the Management Agreement, which is defined in the Management Agreement and includes unsatisfactory performance by our Manager that is materially detrimental to us, is subject to several conditions which may make such a termination difficult and costly. Termination of the Management Agreement with our Manager may require us to pay our Manager a substantial termination fee, which will increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our Manager will not assume any responsibility other than to provide the services specified in the Management Agreement in good faith and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. None of our Manager or its affiliates or their respective managers, officers, directors, trustees, employees or members or any person providing sub-advisory services to our Manager will be liable to us, any of our subsidiaries, our Board of Directors, our stockholders or any subsidiary’s interest holders for any acts or omissions performed under the Management Agreement, except because of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates and their respective managers, officers, directors, trustees, employees and members and any person providing sub-advisory services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from such person’s acts or omissions performed in good faith under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under the management agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Our Manager’s failure to identify and acquire assets that meet our target asset criteria or perform its responsibilities under the Management Agreement could materially and adversely affect us.

Our ability to achieve our objectives depends on our Manager’s ability to identify and acquire assets that meet our target asset criteria. We are dependent on our Manager’s relationship with Angel Oak Mortgage Lending and our Manager’s ability to source investment opportunities consistent with our strategy, which is currently focused on the acquisition of non-QM loans from Angel Oak Mortgage Lending. Additionally, accomplishing our objectives is largely a function of our Manager’s identification of target assets, access to financing on acceptable terms and general market conditions. Our stockholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common stock. The senior management team of our Manager has substantial responsibilities under the Management Agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on us.

We do not own the Angel Oak brand or trademark, but may use the brand and trademark pursuant to the terms of a trademark license agreement with Angel Oak.

We do not own the brand, trademark, or logo that we will use in our business and may be unable to protect this intellectual property against infringement from third parties. In connection with this offering, we have entered into a trademark license agreement (the “trademark license agreement”) with an affiliate of our Manager (the “licensor”) pursuant to which it has granted us a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Angel Oak Mortgage, Inc.” Under this agreement, we have a right to use this name for so long as our Manager (or another Angel Oak affiliate that serves as our manager) remains an affiliate of the licensor under the trademark license agreement. The trademark license agreement is subject to automatic termination if our Manager or another affiliate of Angel Oak is no longer acting as our manager under the Management Agreement. The trademark license agreement may be terminated by the licensor without cause and in its sole judgment after thirty days’ written notice to us or immediately if the licensor believes that we are using the licensed marks improperly. The licensor will retain the right to continue using the “Angel Oak” name. The trademark license agreement does not permit us to preclude the licensor from licensing or transferring the ownership of the “Angel Oak” name to third parties, some of whom may compete against us. Consequently, we may be unable to prevent any damage to goodwill that may occur as a result of the activities of the licensor, Angel Oak or others. Furthermore, in the event that the trademark license agreement is terminated, we will be required to, among other things, change our name and NYSE ticker symbol. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise have a material adverse effect on us.

Under the Management Agreement, our Manager has a contractually defined duty to us rather than a fiduciary duty.

Under the Management Agreement, our Manager maintains a contractual as opposed to a fiduciary relationship with us which limits our Manager’s obligations to us to those specifically set forth in the Management Agreement. The right of our Manager or its personnel and its officers to engage in other business activities may reduce the time our Manager spends managing us. In addition, unlike for directors, there is no statutory standard of conduct under the Maryland General Corporation Law (“MGCL”) for officers of a Maryland corporation.

Our Manager manages our portfolio pursuant to very broad investment guidelines, which may result in us making riskier investments, and our Manager may change its investment process, or elect not to follow it, without stockholder consent at any time, which may materially and adversely affect us.

Our Manager is authorized to follow very broad investment guidelines and our Manager may change its investment process without stockholder consent at any time. In addition, in conducting periodic reviews, our Board of Directors will rely primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within our broad investment guidelines to determine the types of assets it may decide are proper for purchase by us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect us.

In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective investments. Changes in our Manager’s investment process may result in inferior due diligence and underwriting standards, which may materially and adversely affect us.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic may cause continued disruptions in U.S. financial markets, including increased market volatility, which may result in a material adverse effect on us in the future.

The COVID-19 pandemic, inclusive of resurgences and any variants, has caused severe and unprecedented disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The outbreak has led governments and other authorities around the world to impose or re-impose measures intended to control its spread, including restrictions on freedom of movement, such as quarantine and "stay-at-home" orders, restrictions on travel and transport, school closures, limits on the operations of non-essential businesses and other workforce pressures. The extent to which the COVID-19 pandemic negatively affects our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

In response to the pandemic, the U.S. Government has taken various actions to support the economy and the continued functioning of the financial markets, including initiatives applicable to a significant number of mortgage loans. For example, the U.S. Department of Housing and Urban Development authorized the Federal Housing Administration to implement a 60-day mortgage moratorium on foreclosures and evictions on single family homeowners unable to pay their Federal Housing Administration-backed mortgages. In addition, the Federal Housing Finance Agency instructed Fannie Mae and Freddie Mac to establish forbearance programs to permit certain borrowers under Federal Housing Administration-backed mortgages to postpone or delay mortgage payments for as long as one year. Further, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. Additionally, various U.S. state governments have implemented certain mortgage relief measures, including the forbearance of mortgage payments and moratoriums on foreclosures and evictions on single family homeowners. There can be no assurance as to how, in the long term, these and other actions by the U.S. Government and various U.S. state governments will affect the efficiency, liquidity and stability of the financial and mortgage markets.

The impact of the COVID-19 pandemic, inclusive of resurgences and any variants, measures to prevent its spread and government actions to mitigate its impact had an adverse effect on us in the past and may result in a material adverse effect on us in the future. Although it is difficult to predict the magnitude of the business and economic implications, the COVID-19 outbreak has affected, and may continue to affect, us in various ways, including, among others:

•As a result of the decline in residential and commercial real estate values and other effects of the COVID-19 pandemic, we experienced declines in the value of our investments. Although residential real estate values have since increased, there can be no assurance that the values will not decrease again as a result of the effects of the COVID-19 pandemic, and any such decreases could have a material adverse effect on the value of our investments.

•If we fail to meet or satisfy any of the covenants in our loan financing lines or other financing arrangements as a result of the events described above or otherwise, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral or enforce their respective interests against existing collateral.

•Difficulty accessing capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may adversely affect our access to capital necessary to execute our strategy, fund our operations or address maturing liabilities on a timely basis, as well as the ability of the mortgage loan borrowers underlying the loans and securities that we own to meet their obligations to us. The negative impact of the COVID-19 pandemic has adversely affected our liquidity position in the past, may result in a material adverse effect on us in the future, and could limit our ability to execute our strategy and grow our business.

•A decline in the housing market and a resulting decline in demand for mortgage financing resulting from the economic effects of the COVID-19 pandemic could adversely affect our ability to make new investments.

•In addition, because of the disruptions to the normal operation of mortgage finance markets, our investment activities may not be able to function efficiently because of, among other factors, an inability to access short-term or long-term financing, a disruption to the securitization market, or our inability to access these markets or execute securitization transactions due to adverse impacts to our financial condition or operating capabilities resulting from the COVID-19 pandemic.

•The potential negative impact on the health of our executive officers or other personnel of our Manager, particularly if a significant number of them are impacted, and an inability to recruit, attract and retain skilled personnel to replace any such executive officers or other personnel to the extent necessary.

To the extent any of these risks and uncertainties adversely affect us in the ways described above or otherwise, we expect that they will also have the effect of heightening many of the other risks described in this Item 1A.

Risks Related to Our Investment Activities

Our operating results are dependent upon our Manager’s ability to source a large volume of desirable non-QM loans and other target assets for our investment on attractive terms.

Our operating results are dependent upon our Manager’s ability to source a large volume of desirable non-QM loans and other target assets for our investment on attractive terms, and our Manager may be unable to do so for many reasons. Angel Oak Mortgage Lending has no obligation to sell non-QM loans and other target assets to us, and our Manager may be unable to locate other originators that are able or willing to originate non-QM loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment, and high interest rates, may limit the supply of available non-QM loans and other target assets. Moreover, competition for non-QM loans and other target assets may drive down supply or drive up prices, making it uneconomical to purchase such loans or other target assets. For instance, in acquiring non-QM loans and other target assets from unaffiliated parties, we compete with a broad spectrum of institutional investors, many of which have greater financial resources than us. Increased competition for, or a reduction in the available supply of, qualifying investments could result in higher prices for (and thus lower yields on) such investments, which could narrow the yield spread over borrowing costs. Competition may also reduce the number of investment opportunities available to us and may adversely affect the terms upon which investments can be made. We may incur due diligence or other costs on investments which may not be successful or may not be completed at all. As a result, we may incur additional costs to acquire a sufficient volume of non-QM loans and other target assets or be unable to acquire such loans and other target assets at reasonable prices or at all. There can be no assurance that attractive investments will be available for us or that available investments will meet our strategies. If we cannot source an adequate volume of desirable non-QM loans and other target assets on attractive terms or at all, we may be materially and adversely affected.

Difficult conditions in the residential mortgage and residential real estate markets as well as general market concerns may adversely affect the value of residential mortgage loans, including non-QM loans, and other target assets in which we invest.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the United States has experienced, in the past, a variety of difficulties and challenging economic conditions, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles (including publicly traded mortgage REITs) incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors may continue to impact investor perception of the risks associated with the residential real estate market, residential mortgage loans and various other target assets in which we may invest. As a result, values for residential mortgage loans, including non-QM loans, and various other target assets in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the residential mortgage market and investor perception of the risks associated with residential mortgage loans, including non-QM loans, and various other of our target assets could have a material adverse effect on us.

Non-QM loans that are underwritten pursuant to less stringent underwriting guidelines could experience higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines.

Non-QM loans have flexibility in underwriting guidelines and are subject to credit risk. The underwriting guidelines for non-QM loans may be permissive as to the borrower’s DTI, credit history, and/or income documentation. Loans that are underwritten pursuant to less stringent underwriting guidelines could experience substantially higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines. If our non-QM loans are underwritten to more flexible guidelines which have increased risk and may cause higher delinquency, default, or foreclosure rates given economic stress, the performance of our investments in non-QM loan portfolio could be correspondingly adversely affected, which could materially and adversely affect us.

Angel Oak Mortgage Lending is subject to extensive licensing requirements and regulation, which could materially and adversely affect us if Angel Oak Mortgage Lending does not comply with these requirements.

As of December 31, 2021, Angel Oak Mortgage Lending was licensed to originate loans in 43 states and in the District of Columbia, and is currently subject to significant regulation by both U.S. federal and state regulators, including the CFPB and various state offices of financial regulation. Over the years, regulators have vigilantly enforced the regulation of loan originators and have penalized or, in some cases, even suspended non-compliant originators’ ability to originate loans in their jurisdictions for their failure to comply with regulatory requirements.

Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to non-QM loan borrowers and primarily sourced from Angel Oak Mortgage Lending and we expect that, in the future, a substantial portion of our portfolio will consist of non-QM loans and other assets acquired from Angel Oak Mortgage Lending. If Angel Oak Mortgage Lending is unable to originate loans in one or more jurisdictions as a result of regulatory issues or otherwise, it may result in fewer investment opportunities for us or in opportunities that are less geographically diversified. Further, any such regulatory issues for Angel Oak Mortgage Lending could result in damage to the reputation of Angel Oak in the market and impact Angel Oak Mortgage Lending’s ability to continue to source a significant volume of non-QM loan originations. If Angel Oak Mortgage Lending is unable to originate the volume of loans anticipated, we may also be unable to identify other sources of non-QM loans for acquisition to satisfy our strategy and we may need to alter such strategy to seek other investments.

Currently, we are focused on acquiring and investing in non-QM loans, which may subject us to legal, regulatory, and other risks, which could materially and adversely affect us.

Currently, we are focused on acquiring and investing in non-QM loans that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of QM loans, as further described below. The ownership of non-QM loans could subject us to legal, regulatory, and other risks, including those arising under U.S. federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers.

These laws and regulations include the CFPB’s “Know Before You Owe” mortgage disclosure rule, the ATR rules under the Truth-in-Lending Act, and QM loan regulations, in addition to various U.S. federal, state, and local laws and regulations intended to discourage predatory lending practices by residential mortgage loan originators. The ATR rules specify the characteristics of a QM loan and two levels of presumption of compliance with the ATR rules: a safe harbor and a rebuttable presumption for higher priced loans. The “safe harbor” under the ATR rules applies to a covered transaction that meets the definition of a QM loan and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a QM loan and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR rules if they have complied with the QM loan characteristics of the ATR rules other than the residential mortgage loan being higher-priced in excess of certain thresholds.

Non-QM loans, such as residential mortgage loans with a DTI exceeding 43%, do not have the benefit of either a safe harbor from liability under the ATR rules or a rebuttable presumption of compliance with the ATR rules. Application of certain standards set forth in the ATR rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as a purchaser or an assignee of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could materially and adversely affect us. Such risks may be higher in connection with the acquisition of non-QM loans, which is currently the focus of our strategy. Borrowers under non-QM loans may be more likely to challenge the analysis conducted under the ATR rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

The non-QM loans in which we invest are subject to increased risks.

The non-QM loans in which we invest are subject to increased risk of loss compared to investments in certain of our other target assets, such as Agency RMBS. A non-QM loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of any such non-QM loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon the sale of such real estate may not be sufficient to recover our cost basis in the non-QM loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. The value of non-QM loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower’s mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related non-QM loan or property. Unlike Agency RMBS, non-QM loans are not guaranteed by the U.S. Government or any GSE. Additionally, by directly acquiring non-QM loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. The occurrence of any of these risks could have a material adverse effect on us.

Our portfolio is concentrated, and may continue to be concentrated, by asset type and by region, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration.

Our investment guidelines do not require us to observe specific diversification criteria. Currently, we are focused on acquiring and investing in first lien non-QM loans in the U.S. mortgage market. As of December 31, 2021, substantially all of the loans underlying our portfolio of RMBS consisted of non-QM loans. In addition, as of December 31, 2021, more than 10% of the unpaid principal balance of the loans underlying our portfolio of RMBS from the AOMT securitizations in which we participated and/or were the primary beneficiary were secured by properties located in each of California, Florida, and Texas. As a result, our portfolio is concentrated, and may continue to be concentrated, by asset type and geographic region, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration. Accordingly, downturns relating generally to non-QM loans may result in defaults on a number of our non-QM loans within a short time period, and adverse conditions in the areas where the properties securing or otherwise underlying our investments are concentrated (including unemployment rates, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments, any of which may materially and adversely affect us.

The non-QM loans and other residential mortgage loans in which we invest are subject to a risk of default, among other risks.

Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending. We also may invest in other target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Such acquisitions and investments will subject us to risks which include, among others:

•declines in the value of residential or commercial real estate;

•risks related to benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) as reference rates for loans and securities;

•risks related to general and local economic conditions, including unemployment rates;

•lack of available mortgage funding for borrowers to refinance or sell their homes or other properties;

•overbuilding;

•increases in property taxes;

•changes in U.S. federal and state lending laws;

•changes in zoning laws;

•costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

•casualty or condemnation losses;

•acts of God, terrorism, social unrest, and civil disturbances;

•uninsured damages from floods, earthquakes, or other natural disasters, including those resulting from global climate change;

•limitations on and variations in rents;

•fluctuations in interest rates;

•undetected or unknown fraudulent activity by borrowers, originators, and/or sellers of mortgage loans;

•undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations; and

•failure of the borrower to adequately maintain the property, particularly during times of financial difficulty.

To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. Additionally, we may be required to foreclose on a mortgage loan and such actions would subject us to greater concentration of the risks of the real estate markets and risks related to the ownership and management of real property.

We may need to foreclose on certain of the residential mortgage loans we acquire, which could result in losses that materially and adversely affect us.

We may find it necessary or desirable to foreclose on certain of the residential mortgage loans, including non-QM loans, we acquire, and the foreclosure process may be lengthy and expensive. There are a variety of factors that may inhibit the ability to foreclose upon a residential mortgage loan and liquidate real property. These factors include, without limitation: (1) extended foreclosure timelines in states that require judicial foreclosure, including states where we may hold high concentrations of residential mortgage loans; (2) significant collateral documentation deficiencies; (3) U.S. federal, state or local laws that are borrower friendly, including legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; (4) programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and (5) declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. Even if we are successful in foreclosing on a residential mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. We will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. The incurrence of any such losses could materially and adversely affect us.

Additionally, in the event of the bankruptcy of a residential mortgage loan borrower, the residential mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the residential mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. If borrowers default on their residential mortgage loans and we are unable to recover any resulting loss through the foreclosure process, we could be materially and adversely affected.

Increases in interest rates could adversely affect the value of our assets, cause our interest expense to increase, increase the risk of default on our assets and cause a decrease in the volume of certain of our target assets, which could materially and adversely affect us.

Our operating results depend in large part on the difference between the income from our assets, net of credit losses, and financing costs. We anticipate that, in many cases, the income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, to the extent not offset by our interest rate hedges, may significantly influence our financial results.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk that our borrowing costs will approach, or even exceed, the yields on our assets, and the risk of adverse fluctuations in prepayment rates.

Fixed income assets typically decline in value if interest rates increase. If long-term interest rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages. Further, an increase in short-term interest rates would increase the rate of interest payable on any short-term borrowings used to finance these assets. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, but there can be no assurances that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and could materially and adversely affect us.

In addition, rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, it could materially and adversely affect us.

An increase in interest rates could also cause financial strain on borrowers with adjustable rate mortgages, who might then be more likely to default.

Changes in the fair values of our assets, liabilities, and derivatives can have a material adverse effect on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. Fair values can change rapidly and significantly, and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings and book value.

For example, real estate-related securities in our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark and is a measure of the perceived risk of the investment. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of like maturity. Floating rate securities are typically valued based on a market credit spread over a floating rate index such as SOFR and are affected similarly by changes in index spreads. Excessive supply of these securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on our securities portfolio, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

For GAAP purposes, we mark to market most of the assets and some of the liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

SOFR is expected to replace U.S. dollar LIBOR, which subjects us to various risks.

In the United States, there have been efforts to identify alternative reference interest rates for U.S. dollar LIBOR. The cash markets have generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”), which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York (“FRBNY”). The ARRC has recommended that U.S. dollar LIBOR be replaced by rates based on SOFR plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR.

SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. SOFR-based rates will differ from U.S. dollar LIBOR, and the differences may be material. SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. Because SOFR is a financing rate based on overnight secured funding transactions, it differs fundamentally from LIBOR. LIBOR is intended to be an unsecured rate that represents interbank funding costs for different short-term tenors. It is a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR is intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is a secured overnight rate reflecting the credit of U.S. Treasury securities as collateral. Thus, it is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. SOFR has been more volatile than other benchmark or market rates, such as three-month U.S. dollar LIBOR, during certain periods.

It is expected that more than one SOFR-based rate will be used in the financial markets. Like LIBOR, some SOFR-based rates will be forward-looking term rates; other SOFR-based rates will be intended to resemble rates for term structures through their use of averaging mechanisms applied to rates from overnight transactions, as in the case of “simple average” or “compounded average” SOFR. Different kinds of SOFR-based rates will result in different interest rates. Mismatches between SOFR-based rates, and between SOFR-based rates and other rates, may cause economic inefficiencies, particularly if market participants seek to hedge one kind of SOFR-based rate by entering into hedge transactions based on another SOFR-based rate or another rate. For these reasons, among others, there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as U.S. dollar LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will be a suitable substitute for U.S. dollar LIBOR.

Non-LIBOR floating rate obligations, including SOFR-based obligations, may have returns and values that fluctuate more than those of floating rate obligations that are based on LIBOR or other rates. Also, because SOFR and some alternative floating rates are relatively new market indexes, markets for certain non-LIBOR obligations may never develop or may not be liquid. Market terms for non-LIBOR floating rate obligations, such as the spread over the index reflected in interest rate provisions, may evolve over time, and prices of non-LIBOR floating rate obligations may be different depending on when they are issued and changing views about correct spread levels.

These matters may adversely affect financial markets generally and may also adversely affect our operations specifically, particularly as financial markets continue to transition away from LIBOR.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments, including the bonds that may be issued in our future securitization transactions for which we would be required to retain a portion of the credit risk, may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings would not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Prepayment rates may adversely affect the value of our portfolio.

Prepayment rates may adversely affect the value of our portfolio. Prepayment rates on our investments, where contractually permitted, are influenced by changes in current interest rates, significant improvement in the performance of underlying real estate assets and a variety of economic, geographic and other factors beyond our control. Consequently, prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. The constant prepayment rate (“CPR”) is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. An increase in prepayment rates, as measured by the CPR, will typically accelerate the amortization of our securitized portfolio of loans, thereby reducing the yield or interest income earned on such assets.

In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods may generally be reinvested by us in comparable assets at reduced yields. In addition, the market value of investments subject to prepayment may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of certain investments.

Our investments in Agency RMBS and non-Agency RMBS may result in losses stemming from prepayments on the underlying asset and changes in interest rates.

We intend to invest (or continue to invest) in Agency RMBS and non-Agency RMBS. RMBS in general are subject to particular risks because they have yield and maturity characteristics corresponding to their underlying assets. Unlike traditional debt securities, which may pay a fixed rate of interest until maturity when the entire principal amount comes due, payments on certain RMBS include both interest and a partial payment of principal. This partial payment of principal may be comprised of a scheduled principal payment, as well as an unscheduled payment from the voluntary prepayment, refinancing, or foreclosure of the underlying assets. As a result of these unscheduled payments of principal, or prepayments on the underlying assets, the price and yield of RMBS can be adversely affected. For example, during periods of declining interest rates, prepayments can be expected to accelerate, and we would be required to reinvest proceeds at the lower interest rates then available. Prepayments of mortgages that underlie securities purchased at a premium could result in capital losses because the premium may not have been fully amortized at the time the obligation is prepaid. In addition, like other interest-bearing securities, the values of RMBS generally fall when interest rates rise, but when interest rates fall, their potential for capital appreciation is limited due to the existence of the prepayment feature.

The performance of any RMBS, and the results of hedging arrangements entered into with respect thereto, will be affected by: (1) the rate and timing of principal payments on the underlying assets; and (2) the extent to which such principal payments are applied to reduce, or otherwise result in the reduction of, the principal or notional amount of such RMBS. The rate of principal payments on a pool of RMBS will in turn be affected by the amortization schedules of the assets (which, in the case of assets with an adjustable-rate feature, may change periodically to accommodate adjustments to the mortgage rates thereon) and the rate of principal prepayments thereon (including for this purpose, voluntary prepayments by borrowers and prepayments resulting from liquidations of RMBS due to defaults, casualties, or condemnations affecting the related properties).

The extent of prepayments of principal of the assets underlying RMBS may be affected by a number of factors, including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the underlying assets, possible changes in tax laws, other opportunities for investment, homeowner mobility, and other economic, social, geographic, demographic, and legal factors. In general, any factors that increase the attractiveness of selling a mortgaged property or refinancing such property, enhance a borrower’s ability to sell or refinance or increase the likelihood of default under a MBS would be expected to cause the rate of prepayment in respect of a pool of MBS to accelerate. In contrast, any factors having an opposite effect would be expected to cause the rate of prepayment of a pool of MBS to slow.

The rate of prepayment on a pool of MBS is likely to be affected by prevailing market interest rates for mortgages of a comparable type, term, and risk level. When the prevailing market interest rate is below a mortgage coupon, a borrower generally has an increased incentive to refinance. Even in the case of assets with an adjustable-rate component, as prevailing market interest rates decline, and without regard to whether the mortgage rates on such assets decline in a manner consistent therewith, the related borrowers may have an increased incentive to refinance for purposes of either: (1) converting to a fixed rate security and thereby “locking in” such rate; or (2) taking advantage of a different index, margin, or rate cap or floor on another adjustable-rate note. Therefore, as prevailing market interest rates decline, prepayment speeds would be expected to accelerate.

Increases in monthly payments on adjustable-rate mortgages due to higher interest rates may result in greater future delinquency rates. Borrowers with adjustable payments may be exposed to increased monthly payments when the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers subject to adjustable-rates.

Borrowers seeking to avoid these increased monthly payments by refinancing may no longer be able to find alternatives at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. Furthermore, borrowers who intend to sell their homes on or before the expiration of the fixed rate periods may find that they cannot sell their properties for an amount equal to or greater than their unpaid principal balances. These events, alone or in combination, may contribute to higher delinquency rates and therefore potentially higher losses on RMBS.

Our investment in lower rated non-Agency RMBS resulting from the securitization of our assets or otherwise, exposes us to the first loss on the mortgage assets held by the securitization vehicle. Additionally, the principal and interest payments on non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.

Our portfolio includes, and is expected to continue to include, non-Agency RMBS which are backed by non-QM and other residential mortgage loans that are not issued or guaranteed by an Agency or a GSE. Within a securitization of residential mortgage loans, various securities are created, each of which has varying degrees of credit risk. We anticipate that our investments in non-Agency RMBS will be concentrated in lower-rated and unrated securities in which we are exposed to the first loss on the residential mortgage loans held by the securitization vehicle, which will subject to us to the most concentrated credit risk associated with the underlying residential mortgage loans.

Additionally, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including, but not limited to, a general economic downturn, unemployment, acts of God, terrorism, social unrest, and civil disturbances, may impair the borrower's ability to repay its mortgage loan. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In the event of defaults under residential mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan.

Additionally, in the event of the bankruptcy of a residential mortgage loan borrower, the residential mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the residential mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a residential mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed residential mortgage loan. If borrowers default on the residential mortgage loans backing our non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, we could be materially and adversely affected.

We may invest in investment property loans, which would expose us to an increased risk of loss.

We may invest in investment property loans, which are mortgage loans made on portfolios of residential rental properties. The repayment of such a loan by the property owner (i.e., the borrower) often depends primarily on its tenant’s continuing ability to pay rent to the property owner. If the property owner is unable to find or retain a tenant for the rental property, the property owner would cease to have a continuous rental income stream with respect to the property and, as a result, the property owner’s ability to repay the loan on a timely basis or at all could be adversely affected. In addition, the physical condition of non-owner-occupied properties can be below that of owner-occupied properties due to lax property maintenance standards, which can have a negative impact on the value of the collateral properties. Moreover, loans on non-owner-occupied residential properties generally involve larger principal amounts and a greater degree of risk than owner-occupied residential mortgage loans, resulting in a higher likelihood that we will be subject to losses on such investment property loans.

We have invested in, and may continue to invest in jumbo prime mortgage loans, which will expose us to additional credit risk.

We have invested in, and may continue to invest in jumbo prime mortgage loans, which generally do not conform to GSE underwriting guidelines primarily because the mortgage balance exceeds the maximum amount permitted by GSE underwriting guidelines. Jumbo prime mortgage loans are subject to the risks described above relating to investments in residential mortgage loans, but may expose us to increased risks because of their larger balances and because they cannot be immediately sold to GSEs. Additionally, in the event of a default by a borrower on a jumbo prime mortgage loan, we could experience greater losses than a typical loan in our portfolio due to the large mortgage balance associated with jumbo prime mortgage loans.

The performance of our investments in commercial mortgage loans, including senior mortgage loans and small balance commercial mortgage loans, is dependent upon factors that are outside our control.

We have invested in small balance commercial mortgage loans, and we may continue to invest in these and other commercial mortgage loans, including senior mortgage loans, which are secured (directly or indirectly) by commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which is outside our control. If the operating income of the property decreases due to a variety of factors affecting the property’s commercial operations, the borrower's ability to repay the loan may be impaired. Special risks associated with commercial real mortgage investments include changes in the general economic climate or local conditions (such as an oversupply of space or a reduction in demand for space), competition based on rental rates, attractiveness and location of the properties, changes in the financial condition of tenants, and changes in operating costs. Real estate values are also affected by such factors as governmental regulations (including those governing usage, improvements, zoning, and taxes), interest rate levels, the availability of financing, and potential liability under changing environmental and other laws. Of particular concern may be those mortgaged properties which are, or have been, the site of manufacturing, industrial, or disposal activities. Such environmental risks may give rise to a diminution in the value of property (including real property securing our investment) or liability for cleanup costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related investment. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions. In the event of any default under a commercial mortgage loan held by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could materially and adversely affect us.

We may acquire second lien mortgage loans, which pose additional risks for us.

We may acquire second lien mortgage loans. A second lien mortgage loan is a residential mortgage loan that is subordinate to the primary or first lien mortgage loan on a residential property. In the event of a default or a bankruptcy of the borrower, the second lien mortgage loan will not be paid off until the first lien mortgage loan is paid off, resulting in a higher likelihood that we will be subject to losses on such second lien mortgage loan. As a result, we may not recover all or even a significant part of our investment, which could result in losses and have a material adverse effect on us.

We may invest in commercial bridge loans, mezzanine loans, construction loans, and B-Notes, which would subject us to an increased risk of loss.

We may invest in commercial bridge loans, mezzanine loans, construction loans, and B-Notes as part of our strategy. Our investments in these asset classes would subject us to an increased risk of loss, as described below.

•Commercial Bridge Loans. Commercial bridge loans are, generally, floating rate whole loans secured by first priority mortgage liens on the commercial real estate made to borrowers seeking short-term capital to be used in the acquisition, construction, or redevelopment of commercial properties. Commercial bridge loans provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate and generally have a maturity of five years or less. Such a borrower under a transitional loan has usually identified an asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we will bear the risk that we may not recover some or all of our investment. In addition, borrowers usually use the proceeds of a conventional mortgage loan to repay a transitional loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay a transitional loan, which could depend on market conditions and other factors. In the event of any failure to repay under a transitional loan held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the commercial bridge loan, which could materially and adversely affect us.

•Mezzanine Loans. We may acquire mezzanine loans made to commercial property owners that are secured by pledges of the borrowers’ ownership interests, in whole or in part, in entities that directly or indirectly own the properties, such loans being subordinate to whole loans secured by first or second mortgage liens on the properties themselves. In each instance where an investment is a mezzanine loan secured by interests in a property-owning entity, our investment in such loan will be subject, directly or indirectly, to the mortgage or other security interest of a senior lender. The rights and remedies afforded a senior lender may limit or preclude the exercise of rights and remedies by us, with resultant loss to us. Further, the equity owners of properties or entities in which we invest may raise defenses (including protection under bankruptcy laws) to enforcement of rights or imposition of remedies by us. In the event such defenses were successful, or resulted in delay, we could incur losses, which could materially and adversely affect us.

•Construction Loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, without limitation: (1) a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; (2) a borrower claim against us for failure to perform under the loan documents; (3) increased costs to the borrower that the borrower is unable to pay; (4) a bankruptcy filing by the borrower; and (5) abandonment by the borrower of the collateral for the loan. Additionally, the process of foreclosing on a property is time-consuming, and we may incur significant expense if we foreclose on a property securing a loan under these or other circumstances. The occurrence of any of the foregoing events could result in losses to us, which could materially and adversely affect us.

•B-Notes. We may acquire B-Notes that are subordinated in right of payment to an A-Note, which is a senior interest in such loan. The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses. If a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. B-Notes are not as liquid as some forms of debt instruments and, as a result, we may be unable to dispose of performing, underperforming or non-performing B-Note investments. The higher risks associated with our subordinate position in such investment could subject us to increased risk of losses, which could materially and adversely affect us.

Our investments in residential bridge (“fix and flip”) loans will expose us to the risk that the borrower of such loan may not be able to sell the property on attractive terms or at all once the property has been re-developed, which may materially and adversely affect us.

We may invest in residential bridge (“fix and flip”) loans, which are particularly illiquid investments due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As these loans provide borrowers with short-term capital typically in connection with the acquisition and re-development of a single family or multi-family residence, with a view to the borrower selling the property, there is a risk that a borrower may not be able to sell the property on attractive terms or at all once the property has been re-developed. Moreover, the borrower may experience difficulty in completing the re-development of the property on schedule or at all, whether as a result of cost over-runs, construction-related delays, or other issues, which may result in delays selling the property or an inability to sell the property at all. Since the borrower would typically use the proceeds of the sale of the property to repay the bridge loan, if any of the foregoing events were to occur, the borrower may be unable to repay its loan on a timely basis or at all, which may materially and adversely affect us.

We may invest in Alt-A mortgage loans and subprime residential mortgage loans or RMBS collateralized by Alt-A mortgage loans and subprime residential mortgage loans, which are subject to increased risks.

We may invest in Alt-A mortgage loans and subprime residential mortgage loans or RMBS backed by collateral pools of Alt-A mortgage loans and subprime residential mortgage loans. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt-A mortgage loans and subprime residential mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy, and loss, and are likely to continue to experience delinquency, foreclosure, bankruptcy, and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. These loans are also more likely to be negatively impacted by governmental interventions, such as mandated modification programs or foreclosure moratoria, bankruptcy cramdown, regulatory enforcement actions and other requirements. Thus, because of the higher delinquency rates and losses associated with Alt-A mortgage loans and subprime residential mortgage loans, the performance of Alt-A mortgage loans and subprime residential mortgage loans or RMBS backed by Alt-A mortgage loans and subprime residential mortgage loans in which we may invest could be correspondingly adversely affected, which could materially and adversely affect us.

We may invest in CRT securities that are subject to mortgage credit risk.

We may invest in CRT securities, which are risk-sharing instruments issued by GSEs, or similarly structured transactions arranged by third-party market participants, that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans to investors such as us. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from the GSEs to private investors, and transactions arranged by third-party market participants in the CRT sector are similarly structured to reference a specific pool of loans that have been securitized by the GSEs and to synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of CRT securities therefore bears the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. To the extent that we are a holder of CRT securities, we will be exposed to such risks and may suffer losses.

Investments that we make in CMBS pose additional risks.

Our portfolio includes CMBS, which are mortgage-backed securities secured by interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. CMBS are issued in public and private transactions by a variety of public and private issuers using a variety of structures, including senior and subordinated classes. CMBS generally lack standardized terms and tend to have shorter maturities than RMBS. Additionally, certain CMBS lack regular amortization of principal, resulting in a single “balloon” payment due at maturity. If the underlying mortgage borrower experiences business problems, or other factors limit refinancing alternatives, such balloon payment mortgages are likely to experience payment delays or even default. All of these factors increase the risk involved with investments in CMBS.

Most CMBS are effectively non-recourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the collateral. If borrowers are not able or willing to refinance or dispose of encumbered property to pay the principal and interest owed on such mortgages, payments on the subordinated classes of the related CMBS are likely to be adversely affected. The ultimate extent of the loss, if any, to the subordinated classes of CMBS may only be determined after a negotiated discounted settlement, restructuring or sale of the mortgage note, or the foreclosure (or deed-in-lieu of foreclosure) of the mortgage encumbering the property and subsequent liquidation of the property.

We may acquire MSRs or excess MSRs, which would expose us to significant risks.

We may acquire MSRs or excess MSRs. MSRs would arise from contractual agreements between us and investors (or their agents) in mortgage loans and mortgage securities. The determination of the value of MSRs will require us to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies, and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the fair value of MSRs may be materially different than the values of such MSRs estimated by us. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on us.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. To the extent we do not hedge against changes in the value of MSRs, our investments in MSRs would be more susceptible to volatility due to changes in the value of, or cash flows from, the MSRs as interest rates change.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated, or charged off. We may base the price we pay for MSRs and the rate of amortization of those assets on, among other things, projections of the cash flows from the related pool of mortgage loans. Our Manager’s expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the value of the MSRs could decline. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less return on such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we would only collect servicing fees for performing loans. Our Manager’s expectation of delinquencies is also a significant assumption underlying projections of potential returns. If delinquencies are significantly greater than expected, the estimated value of the MSRs could be diminished. If the estimated value of MSRs is reduced, we could suffer a loss.

Furthermore, MSRs and the related servicing activities are subject to numerous U.S. federal, state, and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the holders of such investments. Our failure to comply, or the failure of the servicer to comply, with the laws, rules, or regulations to which they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties, or potential litigation liabilities, including costs, settlements, and judgments, any of which could have a material adverse effect on us.

Because excess MSRs are a component of the related MSR, the risks of owning an excess MSR are similar to the risks of owning an MSR. The valuation of excess MSRs is based on many of the same estimates and assumptions used to value MSR assets, thereby creating the same potential for material differences between estimated value and the actual value that is ultimately realized. Also, the performance of excess MSRs is impacted by the same drivers as the performance of MSR assets, including interest rates, prepayment speeds, and delinquency rates.

We may invest in ABS and consumer loans, which poses additional risks.

To a limited extent, we may invest in ABS and consumer loans if doing so would be consistent with qualifying and maintaining our qualification as a REIT under the Code and maintaining our exclusion from regulation as an investment company under the Investment Company Act.

ABS are subject to the credit exposure of the underlying assets. Unscheduled prepayments of ABS may result in a loss of income. Movements in interest rates (both increases and decreases) may quickly and significantly reduce the value of certain types of ABS. Borrower loan loss rates may be significantly affected by delinquencies, defaults, economic downturns, or general economic conditions beyond the control of individual borrowers. Increases in borrower loan loss rates reduce the income generated by, and the value of, ABS. The value of ABS may be affected by other factors, such as the availability of information concerning the pool and its structure, the creditworthiness of the servicing agent for the pool, the originator of the underlying assets or the entities providing credit enhancements and the ability of the servicer to service the underlying collateral. In addition, issuers of ABS may have limited ability to enforce the security interest in the underlying assets, collateral securing the payment of loans may not be sufficient to ensure repayment, and credit enhancements (if any) may be inadequate in the event of default.

The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses, or personal bankruptcy. General factors, including an economic downturn, high energy costs, or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever a consumer loan held by us defaults, we will be at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. In addition, investments in consumer loans may entail greater risk than investments in residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We may rely on servicers who service these consumer loans to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests.

We may invest in distressed or non-performing residential mortgage loans and commercial mortgage loans, which could increase our risk of loss.

We may invest in distressed residential mortgage loans and commercial mortgage loans where the borrower has failed to make timely payments of principal and/or interest or where the loan was performing but subsequently could or did become non-performing. There are no limits on the percentage of non-performing loans we may hold. Further, the borrowers on non-performing residential mortgage loans may be in economic distress and/or may have become unemployed, bankrupt, or otherwise unable or unwilling to make payments when due. Borrowers of non-performing commercial mortgage loans may be in economic distress due to changes in the general economic climate or local conditions (such as an oversupply of space or a reduction in demand for space), competition based on rental rates, attractiveness and location of the properties, changes in the financial condition of tenants, and changes in operating costs. Distressed assets may entail characteristics that make disposition or liquidation more challenging, including, among other things, severe document deficiencies or underlying real estate located in states with extended foreclosure timelines. Additionally, many of these loans may have LTVs in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Any loss we may incur on such investments may be significant and could materially and adversely affect us.

We have invested in, and may continue to invest in, TBAs and execute TBA dollar roll transactions. It could be uneconomical to roll our TBA contracts or we may be unable to meet margin calls on our TBA contracts, which could expose us to risks.

We have invested in, and may continue to invest in, TBAs. In connection with these investments, we may execute TBA dollar roll transactions, which effectively delay the settlement of a forward purchase (or sale) of a TBA by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering an identical TBA long (or short) position with a later settlement date. Under certain market conditions, TBA dollar roll transactions may result in negative net interest income whereby the Agency RMBS purchased (or sold) for forward settlement under a TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Market conditions could also adversely impact the TBA dollar roll market and, in particular, shifts in prepay expectations on Agency RMBS or changes in the reinvestment policy on Agency RMBS by the U.S. Federal Reserve. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we could have to take physical delivery of the underlying securities and settle our obligations for cash, or in the case of a short position, we could be forced to deliver one of our Agency RMBS, which would mean using cash to pay off any repurchase agreement amounts collateralized by that security. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts and our trading counterparties may require us to post additional margin above the levels established by the MBSD. Negative income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading, or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

Our Manager relies on the analytical models (both proprietary and third-party models) of Angel Oak and information and data supplied by third parties. Models and data are used to value assets or potential assets, assess asset acquisition and disposition opportunities, manage our portfolio, assess the timing and amount of cash flows expected to be collected, and may also be used in connection with any hedging of our investments. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation or cash flow models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low, to overestimate or underestimate the timing or amount of cash flows expected to be collected, or to miss favorable opportunities altogether. Similarly, any hedging activities based on faulty models and data may prove to be unsuccessful.

Some of the risks of relying on analytical models and third-party data include the following:

•collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;

•information about assets or the underlying collateral may be incorrect, incomplete, or misleading;

•asset, collateral, RMBS or CMBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation; and

•asset, collateral, RMBS or CMBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, “model prices” may differ substantially from market prices. If our market data inputs are incorrect or our model prices differ substantially from market prices, we could be materially and adversely affected.

Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

The values of some of the assets in our portfolio or in which we intend to invest are not readily determinable. We value our assets quarterly at fair value, as determined in good faith by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our Manager’s determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. While in many cases our Manager’s determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, our Manager may value assets based upon its judgment and such valuations may differ from those provided by third-party dealers and pricing services. Furthermore, we may not obtain third-party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager’s determination of fair value has a material impact on our net income.

Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.

We could be materially and adversely affected if our Manager’s fair value determinations of our assets were materially different from the values that would exist if a ready market existed for our assets.

The lack of liquidity in our assets may have a material adverse effect on us.

The investments made or to be made by us in our target assets may be or may become illiquid. Market conditions could significantly and negatively impact the liquidity of these investments. Illiquid assets typically experience greater price volatility, as a ready market may not exist, and can be more difficult to value. It may be difficult or impossible to obtain third-party pricing on the assets that we acquire. If third-party pricing is obtained, validating such pricing may be more subjective than it would be for more liquid assets due to the uncertainties inherent in valuing assets for which reliable market quotations are not available. Any illiquidity of our assets may make it difficult for us to sell such assets on favorable terms or at all. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the intrinsic value of the assets and/or the value at which we previously recorded such assets.

Assets that are illiquid are more difficult to finance using leverage. When we use leverage to finance assets and such assets subsequently become illiquid, we may lose or be subject to reductions on the financing supporting our leverage. Assets tend to become less liquid during times of financial stress, which is often when liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could have a material adverse effect on us.

Additionally, we have engaged, and intend to continue to engage, in securitizations to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets that will be subject to the U.S. Risk Retention Rules. Securitizations for which we act as “sponsor” (as defined in the U.S. Risk Retention Rules), and / or have previously acted as co-sponsor and were selected to be the party obligated to comply with the U.S. Risk Retention Rules, require us (or a “majority-owned affiliate” within the meaning of the U.S. Risk Retention Rules) to retain a 5% interest in the related securitization issuing entity (the “Risk Retention Securities”). The Risk Retention Securities are required to be (1) a first loss residual interest in the issuing entity representing 5% of the fair value of the securities and other interests issued as part of the securitization transaction (a “horizontal slice”), (2) 5% of each class of the securities and other interests issued as part of the securitization transaction (a “vertical slice”) or (3) a combination of a horizontal slice and a vertical slice that, in the aggregate, represents 5% of the transaction. Regardless of the form of risk retention selected, we or a majority-owned affiliate will be required to hold the Risk Retention Securities until the end of the time period required under the U.S. Risk Retention Rules (i.e., the respective risk retention holding period). We are or will be, as the case may be, generally prohibited from hedging the credit risk of the Risk Retention Securities or from financing the Risk Retention Securities except on a “full recourse” basis in accordance with the U.S. Risk Retention Rules. Accordingly, some of our securitizations will require us to hold Risk Retention Securities for an extended period and contribute to the lack of liquidity in our assets, which may have a material adverse effect on us. In addition, in certain cases, we have also covenanted to retain an interest, and to take certain other action, with respect to such securitizations for purposes of the EU Securitization Rules, and we may covenant to retain an interest, and to take certain other action, with respect to certain future securitizations for purposes of the EU Securitization Rules and the UK Securitization Rules; and, in each case, this has subjected us, or will subject us, to certain risks, including risks similar to those that arise under the U.S. Risk Retention Rules.

We may be exposed to environmental liabilities with respect to properties in which we have an interest.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, the presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may materially adversely affect the value of the relevant mortgage-related assets held by us.

Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.

There are certain types of losses, generally of a catastrophic nature, such as acts of God, earthquakes, floods, hurricanes, terrorism, or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including acts of God, terrorism, or acts of war, also might result in insurance proceeds that are insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding non-performance of or loss on our investment related to such property.

Risks Related to Our Company

We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We commenced operations in September 2018 and are organized as a Maryland corporation. In October 2018, we began investing in non-QM loans and other target assets. As a result, we have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all. Our results of operations depend on several factors, including the availability of opportunities to acquire non-QM loans and other target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and general economic conditions. Additionally, our results of operations depend on executing our strategy of making credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak Mortgage Lending, but there can be no assurance that we will be able to acquire such loans from Angel Oak Mortgage Lending on favorable terms or at all.

We may change our strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or stockholder consent, which could materially and adversely affect us.

Our Board of Directors has the authority to change our strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies at any time without notice to or consent from our stockholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to real estate values, interest rates, and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this Annual Report on Form 10-K, which could materially and adversely affect us.

Our due diligence on potential investments may not reveal all of the risks associated with such investments and may not reveal other weaknesses in such investments, which could materially and adversely affect us.

Before making an investment, our Manager conducts (either directly or using third parties) certain due diligence. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager’s due diligence processes will uncover all relevant facts or that any investment will be successful, which could result in losses on these investments, which, in turn, could materially and adversely affect us.

In connection with the investments we make in residential mortgage loans, our Manager often utilizes, and will continue to utilize, third-party due diligence firms to perform independent due diligence on such loans. These firms review every loan and provide grades taking into account factors such as compliance, property appraisal, adherence to guidelines and documentation governing the loan. Our Manager also utilizes third-party pricing vendors to help ensure that the loans we acquire are purchased at a fair price. There can be no assurance that the third parties that our Manager engages will uncover all relevant risks associated with such investments, which could result in losses on these investments, which, in turn, could materially and adversely affect us.

Additionally, our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak Mortgage Lending. Angel Oak Mortgage Lending consists of affiliates of our Manager and, accordingly, our Manager may not conduct as thorough of a review of the loans acquired from Angel Oak Mortgage Lending in comparison to the review our Manager would conduct for loans acquired from unaffiliated third parties. If our Manager conducts more limited due diligence on the loans acquired from Angel Oak Mortgage Lending, such due diligence may not reveal all of the risks associated with such loans, which could materially and adversely affect us.

The failure of our third-party servicers to service our investments effectively would materially and adversely affect us.

We rely on external third-party servicers to service our investments, including the collection of all interest and principal payments on the loans in our portfolio and to perform loss mitigation services. If our third-party servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. The failure of our third-party servicers to effectively service our mortgage loan investments could negatively impact the value of such investments and our performance, which would materially and adversely affect us.

In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of our mortgage loans or loans underlying our investments. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, laws may delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the loan. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party servicers, including mortgage servicers, do not perform as expected, it would materially and adversely affect us.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

There continues to be uncertainty regarding the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the residential mortgage loans or other assets. Since the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures), mortgage servicers have historically had difficulty, and may continue to have difficulty, furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside a servicer’s control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in residential mortgage loans, including non-QM loans, and in other target assets. Additionally, a servicer’s failure to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and residential mortgage loans and have a material adverse effect on us.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our target assets, which could materially and adversely affect us.

The U.S. Government, through the U.S. Treasury, the Federal Housing Administration, and the Federal Deposit Insurance Corporation, has in the past, and may in the future, implement programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

Loan modification and refinance programs may adversely affect the performance of our residential mortgage loans and other target assets. A significant number of loan modifications relating to our investments in residential mortgage loans and other target assets, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments.

In addition, it is also likely that loan modifications would result in increased prepayments on our investments. See “— Risks Related to Our Investment Activities — Prepayment rates may adversely affect the value of our portfolio” for information relating to the impact of prepayments on our investments.

The U.S. Congress and various state and local legislatures may pass mortgage-related legislation that would affect our business, including legislation that would permit limited assignee liability for certain violations in the mortgage loan origination process, and legislation that would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially and adversely affect us, particularly if we make such changes in response to new or amended laws, regulations, or ordinances in any state where we hold a significant portion of our investments, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.

Existing loan modification programs, together with future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans and/or changes in the requirements necessary to qualify for refinancing of mortgage loans with Fannie Mae, Freddie Mac, or Ginnie Mae, may adversely affect the value of, and the returns on, our target assets, which could materially and adversely affect us.

We operate in a highly competitive market.

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak Mortgage Lending, Angel Oak Mortgage Lending has no obligation to sell non-QM loans and other target assets to us and, as a result, we may need to acquire non-QM loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring non-QM loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by Angel Oak, including with respect to loans originated by Angel Oak Mortgage Lending.

In addition to existing companies, other companies may be organized for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets and establish more relationships than us.

We also may have different operating constraints from those of our competitors including, among others, (1) tax-driven constraints such as those arising from our qualifying and maintaining our qualification as a REIT, (2) restraints imposed on us as a result of maintaining our exclusion from the definition of an “investment company” or other exemptions under the Investment Company Act and (3) restraints and additional costs arising from our status as a public company. Furthermore, competition for our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on us.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, could materially and adversely affect us.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. The continued flow of MBS from these GSEs, supported by their guarantees against borrower defaults, is essential to the operation of the mortgage markets in their current form, and important to our strategies. The U.S. Congress has announced its intention to consider the elimination or restructuring of these GSEs. In addition, in September 2019, the U.S. Department of Treasury released its Housing Reform Plan, which outlines potential changes to the U.S. Government’s role in the mortgage market, such as recommendations to end the conservatorships of the GSEs and restructure and privatize Fannie Mae and Freddie Mac. However, no legislation has been enacted with respect to any of the foregoing, and it is not possible at this time to predict the timing of the enactment of the Housing Reform Plan, or whether the Housing Reform Plan will be enacted as proposed or at all, or the scope and nature of any other actions that the U.S. Government will ultimately take with respect to these GSEs. As a result, there can be no assurance of the continuation of Fannie Mae and Freddie Mac as currently constituted and operated. Any significant changes to the structure of these GSEs or any failure by the GSEs to honor their guarantees and other obligations could materially and adversely affect us.

Certain actions by the U.S. Federal Reserve could materially and adversely affect us.

Changing benchmark interest rates, and the U.S. Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed-income and mortgage finance markets in ways that could adversely affect the value of, and returns on, our investments, which could materially and adversely affect us. Statements by the U.S. Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that adversely affect our investments. For example, over the past few years, statements made by the Chair and other members of the Board of Governors of the U.S. Federal Reserve and by other U.S. Federal Reserve officials regarding the U.S. economy, future economic growth, the U.S. Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans and, more generally, the fixed-income markets. These statements, the actions of the U.S. Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed-income instruments.

To the extent benchmark interest rates rise, one of the immediate potential impacts on our assets would be a reduction in the overall value of our assets and the overall value of the pipeline of mortgage loans that our Manager identifies, including from Angel Oak Mortgage Lending. Rising benchmark interest rates also generally have a negative impact on the overall cost of borrowings we may use to finance our acquisitions and holdings of assets, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the assets we finance with the use of leverage. Rising benchmark interest rates may also cause sources of leverage that we may use to finance our investments to be unavailable or more limited in their availability in the future. These and other developments could materially and adversely affect us.

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could have a material adverse effect on us.

When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparties breach a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparties will remain solvent or otherwise be able to honor their obligations under these mortgage loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could have a material adverse effect on us.

We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, have a material adverse effect on us.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in acquiring mortgage loans or our securitization activities, which could have a material adverse effect on us. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business, including our Manager, Angel Oak Mortgage Lending, due diligence firms, pricing vendors, and servicers, or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securitization transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on our systems in the future. We rely heavily on our financial, accounting, and other data processing systems. Financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may have a material adverse effect on us.

We or Angel Oak, including our Manager, may be subject to regulatory inquiries or proceedings.

At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us or Angel Oak, including our Manager. Over the years, Angel Oak has received, and we expect in the future that they may receive, inquiries, and requests for documents and information from various U.S. federal and state regulators.

We can give no assurances that regulatory inquiries will not result in investigations of us or Angel Oak, including our Manager, or enforcement actions, fines, or penalties or the assertion of private litigation claims against us or Angel Oak, including our Manager. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties, or the assertion of private litigation claims against us or Angel Oak, including our Manager, our Manager’s ability to perform its obligations to us under the management agreement could be adversely impacted, which could in turn have a material adverse effect on us.

Our industry is highly regulated and we or Angel Oak, including our Manager, may be subject to adverse legislative or regulatory changes.

At any time, U.S. federal, state, local, or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, the Dodd-Frank Act significantly revised many financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions have become or will become effective following rule-making and transition periods, but many of these changes could materially impact the profitability of our business or the business of Angel Oak, including our Manager, our access to financing or capital, and the value of the assets that we hold, and could expose us to additional costs, require changes to business practices or otherwise materially and adversely affect us. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes regulation on the over-the-counter (“OTC”) derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new or recent requirements as well as to monitor compliance in the future.

We cannot predict when or if any new law, regulation, or administrative interpretation, including those related to the Dodd-Frank Act, or any amendment to or repeal of any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in or repeals of these laws, regulations, or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy, or increase our costs. We could be adversely affected by any change in or any promulgation of new law, regulation, or administrative interpretation.

Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. We are organized as a holding company and conduct our business through our operating partnership’s wholly-owned and majority-owned subsidiaries. The securities issued to our operating partnership by any wholly-owned or majority-owned subsidiaries that it may form that are excluded from the definition of “investment company” based on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities our operating partnership may own, may not have a value in excess of 40% of the value of our operating partnership’s total assets on an unconsolidated basis, exclusive of U.S. Government securities and cash items. This requirement limits our ability to make certain investments and could require us to restructure our operations, sell certain of our assets or abstain from the purchase of certain assets, which could materially and adversely affect us.

Most of our investments are, and we expect the will continue to be, held by our operating partnership's wholly-owned or majority-owned subsidiaries and that most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] . . . purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the SEC staff, generally requires that at least 55% of a subsidiary's portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusion provided by Section 3(c)(5)(C), we classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. Although we intend to monitor our portfolio on a regular basis, there can be no assurance that we will be able to maintain this exclusion from registration for each of these subsidiaries. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets, which could materially and adversely affect us.

On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the Section 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC or its staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our consolidated financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities (“VIEs”) and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely materially and adversely affect us.

Future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity, and disputes between us and our joint venture partners.

We may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest;

•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;

•any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•we may not be in a position to exercise sole decision-making authority regarding the investment or joint venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act;

•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

•our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our qualification and maintenance of our qualification as a REIT and maintenance of our exclusion from regulation as an investment company under the Investment Company Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our future joint venture investments.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the residential real estate and capital markets, our financial condition and results of operations may be materially and adversely affected.

The manner in which we compete and the types of assets in which we seek to invest will be affected by changing conditions resulting from sudden changes in our industry, regulatory environment, the role of GSEs, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, we may be materially and adversely affected. In addition, we may not be successful in executing our business strategies and, even if we successfully implement our business strategies, we may not generate revenues or profits.

Risks Related to Our Financing and Hedging

We may incur significant debt, which will subject us to increased risk of loss, and our charter and bylaws contain no limitation on the amount of debt we may incur.

As of December 31, 2021, we had approximately $1.5 billion of debt outstanding, including approximately $853.4 million outstanding under our six loan financing lines with a combination of global money center and large regional banks, which permit borrowings in an aggregate amount of up to $1.3 billion, and approximately $609.3 million outstanding under short-term repurchase facilities. We expect to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we expect to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long-term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements. We may also issue additional equity, equity-related and debt securities to fund our strategy.

Our charter, bylaws and investment guidelines require no minimum or maximum leverage and our Manager will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage and the leverage used for individual asset classes will vary over time. Our leverage ratio may increase as we continue to purchase additional loans, if those loans are financed.

Depending on market conditions, we expect that our primary sources of financing going forward will include securitizations, loan financing lines and repurchase facilities. In the future, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others.

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (3) the loss of some or all of our collateral assets to foreclosure or sale;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.

There can be no assurance that our leverage strategy will be successful, and our leverage strategy may cause us to incur significant losses, which could materially and adversely affect us.

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially and adversely affect us.

We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders include or are expected to include global money center and large regional banks, with exposures both to global financial markets and to more localized conditions. Whether because of a global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, or could increase the costs of that financing, or could become insolvent. Moreover, we are currently party to short-term borrowings (in the form of loan financing lines and repurchase facilities) and there can be no assurance that we will be able to replace these borrowings, or “roll” them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially and adversely affect us.

We use leverage in executing our business strategy, which may materially and adversely affect us.

We use leverage in connection with the investment in and holding of mortgage loans and other assets, and we have financed, and expect to continue to finance, a substantial portion of our mortgage loans through securitizations. Leverage will magnify both the gains and the losses on an investment. Leverage will increase our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds. However, if we use leverage to acquire an asset and the value of the asset decreases, the leverage will increase our losses. Even if the asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will decrease our returns.

We may be required to post large amounts of cash as collateral or margin to secure our leveraged positions. In the event of a sudden, precipitous drop in the value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. See “— Our lenders and our derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.” Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. This may materially and adversely affect us.

Market conditions and other factors may affect our ability to securitize assets, which could increase our financing costs and materially and adversely affect us.

We expect to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we expect to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long-term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements, but also exposes us to the risk of first loss. Our ability to continue to obtain permanent non-recourse financing through securitizations is affected by a number of factors, including:

•conditions in the securities markets, generally;

•conditions in the asset-backed securities markets, specifically;

•yields on our portfolio of mortgage loans;

•the credit quality of our portfolio of mortgage loans; and

•our ability to obtain any necessary credit enhancement.

Securitization markets are negatively impacted by any factors which reduce liquidity, increase risk premiums for issuers, reduce investor demand, cause financial distress among financial guaranty insurance providers, or by a general tightening of credit and/or increased regulation. Conditions such as these may from time to time result in a delay in the timing of our securitization of mortgage loans or may reduce or even eliminate our ability to securitize mortgage loans and sell securities in the RMBS or CMBS market, any of which would increase the cost of funding our mortgage loan portfolio. Our loan financing lines may not be adequate to fund our mortgage loan purchasing activities until such time as disruptions in the securitization markets subside. This would require us to hold the mortgage loans we acquire on our balance sheet, which would significantly delay our ability to fund the acquisition of additional mortgage loans or use equity capital to acquire any other target assets. Disruptions in the securitization market, including any adverse change, delay, or inability to access the securitization market, could therefore materially and adversely affect us.

Low investor demand for asset-backed securities could also force us to hold mortgage loans until investor demand improves, but our capacity to hold such mortgage loans in our portfolio is not unlimited. Additionally, adverse market conditions could result in increased costs and reduced margins earned in connection with our securitization transactions.

Our ability to execute securitizations may be impacted, delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. With respect to any securitization transaction engaged in by us, these factors could limit, delay, or preclude our ability to execute securitization transactions and could also reduce the returns we would otherwise expect to earn in connection with securitization transactions.

The Dodd-Frank Act imposed significant changes to the legal and regulatory framework applicable to the asset-backed securities markets and securitizations, directing various U.S. federal regulators to engage in rule-making actions aimed at dramatically reforming regulation of U.S. financial markets. Included among those changes were the adoption of several rules by the SEC as part of Regulation AB II, which set forth disclosure requirements for securitization transactions, and the joint establishment of the U.S. Risk Retention Rules by a group of U.S. federal regulators, which require that the sponsors of securitizations retain a minimum of 5% of the credit risk of the assets collateralizing any securitization transaction they bring to market. While many of the rule-makings required by the Dodd-Frank Act have been finalized and are either effective or pending effectiveness, others remain to be finalized or even proposed. Further, many of the rules that have been finalized have been subject to modification or interpretation since their effective date, oftentimes in order to clear up ambiguities present in the final rules. Accordingly, it is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed, finalized or recently implemented will affect our ability to execute securitizations.

In addition to the Dodd-Frank Act, its related rules and Regulation AB II, other U.S. federal or state laws and regulations that could affect our ability to execute securitization transactions may be proposed, enacted, or implemented. These laws and regulations could effectively preclude us from executing securitization transactions, could delay our execution of these types of transactions, or could reduce the returns we would otherwise expect to earn from executing securitization transactions.

Additionally, capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities, could result in less investor demand for securities issued through securitization transactions or increased competition from other institutions that execute securitization transactions.

The securitization process is subject to an evolving regulatory environment that may affect certain aspects of our current business.

As a result of the dislocation of the credit markets during the 2008 recession, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various U.S. federal agencies, including the SEC, have promulgated regulations with respect to issues that affect securitizations.

The U.S. Risk Retention Rules generally require the sponsor of a securitization to retain not less than 5% of the credit risk of the assets collateralizing the issuer’s securities. When applicable, the U.S. Risk Retention Rules generally require the “securitizer” of a “securitization transaction” to retain at least 5% of the “credit risk” of “securitized assets,” as such terms are defined for purposes of that statute, and generally prohibit a securitizer from directly or indirectly eliminating or reducing its credit exposure by hedging or otherwise transferring the credit risk that the securitizer is required to retain.

The regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. On February 3, 2017, an executive order was signed calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. Future changes may include certain de-regulatory measures for the U.S. financial services industry, including changes to Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas.

These developments, and other proposed regulations affecting securitizations, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our acquisition or securitization activities, or otherwise increase the risks or costs of our doing business.

We may be unable to profitably execute securitization transactions, which could materially and adversely affect us.

A number of factors may determine whether a securitization transaction that we execute or participate in is profitable. One such factor is the price at which we acquire the mortgage loans that we intend to securitize, which may be impacted by, among other things, the level of competition in the marketplace or the relative desirability to originators, including Angel Oak Mortgage Lending, of retaining mortgage loans as investments versus selling them to third parties such as us. See “— Risks Related to Our Relationship with Our Manager — We rely on Angel Oak Mortgage Lending to source non-QM loans and other target assets for acquisition by us and they are under no contractual obligation to sell to us any loans that they originate.” Another factor that impacts the profitability of a securitization transaction is the cost of the short-term debt used to finance our holdings of mortgage loans after acquisition and prior to securitization. This cost may vary depending on the availability of short-term financing, interest rates, the duration of the financing, and the extent to which third parties are willing to provide such financing. Additionally, the value of mortgage loans held by us prior to securitization may vary over the course of the holding period due to changes in interest rates or the credit quality of the mortgage loans. To the extent we seek to hedge against interest rate fluctuations that affect loan value, the cost of any hedging transaction will decrease returns on the respective securitization transaction. The price that investors pay for securities issued in our securitization transactions will also significantly affect our profitability margin. Additionally, in effecting securitization transactions, we may incur transaction costs or may incur or be required to make reserves for any liability in connection with executing a transaction, and such costs can also reduce the profitability of a transaction. Furthermore, in the securitization transactions we participate in, we will make certain representations and warranties about the underlying mortgage loans that we intend to securitize and we will assume the obligation to repurchase or replace those mortgage loans in certain circumstances if those representations or warranties are untrue. If we are required to repurchase or replace such mortgage loans, it may impact our ability to profitably execute securitizations of mortgage loans. To the extent that we are not able to profitably execute securitizations of mortgage loans, we could be materially and adversely affected.

Rating agencies have historically played a central role in the securitization markets. Many purchasers of asset-backed securities require that a security be rated by the agencies at or above a specific grade before they will consider purchasing it. The rating agencies could adversely affect our ability to execute securitization transactions by deciding not to publish ratings for our securitization transactions or assigning ratings that are below the thresholds investors require. Further, rating agencies could alter their ratings processes or criteria after we have accumulated loans for securitization in a manner that reduces the value of previously acquired loans or that requires us to incur additional costs to comply with those processes and criteria.

Our securitization transactions may result in litigation, which could materially and adversely affect us.

In connection with our past and future securitization transactions, we have prepared, or will prepare, disclosure documentation, including term sheets and offering memoranda, which contained, or will contain, disclosures regarding the securitization transactions and the assets being securitized. If such disclosure documentation is alleged or found to contain inaccuracies or omissions, we may be liable under U.S. federal securities laws, state securities laws, or other applicable laws for damages to third parties that invest in these securitization transactions, including in circumstances in which we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute mortgage loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare disclosure documentation, including documentation that is included in term sheets and offering memoranda relating to those securitization transactions. We could be liable under U.S. federal securities laws, state securities laws or other applicable laws for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization.

In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of mortgage loans and establish their rights as first priority lien holders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were or are established or transferred, the securitization transaction that we have sponsored, or securitization transaction that we will sponsor, and third-party sponsored securitizations in which we will hold investments, we may be materially and adversely affected.

Defending a lawsuit can consume significant resources and may divert our and our Manager’s attention from our operations. We may be required to establish reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be in excess of any reserves established relating to that lawsuit, which could materially and adversely affect us.

Our securitization transactions may be on significantly less advantageous terms than we had anticipated and we may be materially and adversely affected.

A substantial portion of our portfolio is expected to consist of non-QM loans originated by Angel Oak Mortgage Lending and other target assets acquired from Angel Oak Mortgage Lending and RMBS and CMBS acquired from AOMT securitization vehicles affiliated with us, which creates certain conflicts of interest. See “— Risks Related to Our Relationship with Our Manager — There are conflicts of interest in our relationship with Angel Oak, including our Manager, and we may compete with existing and future managed entities of Angel Oak, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.”

In connection with our securitizations of mortgage loans into “real estate mortgage investment conduit” (“REMIC”) securities backed by mortgage loans or other assets (“REMIC Certificates”), (1) our taxable REIT subsidiary (“TRS”) will sell a substantial portion of the loans it purchases from Angel Oak Mortgage Lending or unaffiliated third parties to an AOMT securitization vehicle; (2) we or another affiliate will be expected to purchase one or more tranches of the REMIC Certificates issued by such AOMT securitization vehicle, including any securities required to be retained pursuant to the U.S. Risk Retention Rules; (3) our TRS will make certain representations and warranties about the underlying assets and assume the obligation to repurchase or replace those assets in certain circumstances if those representations or warranties are untrue; and/or (4) our TRS and/or we will guarantee the obligations of certain of the entities included in Angel Oak Mortgage Lending to repurchase or replace those assets in certain cases if the representations or warranties made by Angel Oak Mortgage Lending about those assets are untrue or if certain covenants made regarding the servicing of those assets by Angel Oak Mortgage Lending are breached and, in any case, the related Angel Oak Mortgage Lending entity does not repurchase or replace the assets itself. In such event, we will be contractually obligated to repurchase loans at a price that exceeds their market value at the time that they are subject to our repurchase obligation. Additionally, a guarantee of the obligations of ours or any of our subsidiaries under any agreements we enter into in connection with a securitization may be required from us.

Due to general market conditions, the performance of the related loans, the performance of prior loans originated by Angel Oak Mortgage Lending or other investments, RMBS or CMBS originated by AOMT or other reasons, our consummation of the securitization utilizing those loans may be on significantly less advantageous terms than we had anticipated and we may be materially and adversely affected.

Our loan financing lines subject us to additional risks, which could materially and adversely affect us.

We expect to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. Loan financing lines involve either the sale of a loan by us and our agreement to repurchase the loan at a specified time and price (thereby financing our acquisition of such loan) or the purchase by us of a loan with an agreement to resell it to the seller at a specified time and price. Such transactions afford an opportunity for us to invest temporarily available cash or to leverage our assets. If the counterparty to a loan financing line to whom a loan is sold should default, as a result of bankruptcy or otherwise, we could experience delays in liquidating the underlying loan, resulting in a lack of access to income on the underlying loan during this period and expenses in our enforcement of our rights. Ultimately, we may not be able to recover the loans sold, which could result in a loss to us if the value of such loans has increased over their repurchase price. If we act as the purchaser under a loan financing line, a risk exists that the seller will not pay to us the agreed upon sum on the delivery date at which point we would generally be entitled to sell the relevant loans that we purchased. However, if the value of such loans has declined, then we may be unable to recover the full repurchase price and this could materially and adversely affect us.

Our lenders and our derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.

Our loan financing lines and our future loan financing lines and derivative contracts, such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts or options, may allow our lenders and derivative counterparties, as the case may be, to varying degrees, to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we may be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could materially and adversely affect us. We have received, and may in the future receive, margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one loan financing line or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger “cross defaults” on other such agreements. A significant increase in margin calls could materially and adversely affect us, and could increase our risk of insolvency.

To the extent we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT requirements regarding our assets and our sources of income could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available for distributions to our stockholders. Additionally, if we are compelled to liquidate qualifying real estate assets to repay debts, this could jeopardize our exclusion from regulation as an investment company under the Investment Company Act.

Our rights under loan financing lines are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.

In the event of our insolvency or bankruptcy, certain loan financing lines may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a loan financing line, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a loan financing line or to be compensated for any damages resulting from the lenders’ insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.

Interest rate fluctuations could increase our financing costs, which could materially and adversely affect us.

Our primary interest rate exposures relate to the yield on our loans and the financing cost of our debt, as well as any interest rate swaps utilized for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on floating rate assets may not compensate for such increase in interest expense and the interest income we earn on fixed rate assets would not change. Similarly, in a period of declining interest rates, our interest income on floating rate assets would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and the interest expense we incur on our fixed rate debt would not change. Consequently, changes in interest rates may significantly influence our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses, which could materially and adversely affect us. Changes in the level of interest rates also may affect our ability to acquire loans, the value of our investments and our ability to realize gains from the disposition of assets. Moreover, changes in interest rates may affect borrower default rates.

Hedging against interest rate changes and other risks may materially and adversely affect us.

As of December 31, 2021, we had approximately $1.5 billion of recourse debt outstanding, all of which bears interest at a floating rate. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we have utilized, and in the future expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. Hedging may fail to protect or could adversely affect us because, among other things:

•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•the duration of the hedge may not match the duration of the related assets or liabilities being hedged;

•most hedges are structured as OTC contracts with private counterparties, raising the possibility that the hedging counterparty may default on its obligations;

•to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty to another counterparty;

•to the extent hedging transactions do not satisfy certain provisions of the Code and are not made through a TRS, the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value (i.e., our operating results may suffer because losses, if any, on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item). Downward adjustments, or “mark-to-market losses,” would reduce our earnings and our stockholders’ equity;

•we may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;

•our Manager may fail to recalculate, re-adjust, and execute hedges in an efficient and timely manner; and

•the hedging transactions may actually result in poorer overall performance for us than if we had not engaged in the hedging transactions.

Our hedging transactions, which would be intended to limit losses, may actually adversely affect our earnings, which could materially and adversely affect us.

Our hedging activities may expose us to additional risks.

Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk, and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. However, it is impossible to fully hedge our investments. Furthermore, certain hedging transactions could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could materially and adversely affect us.

To the extent that any hedging strategy involves the use of OTC derivatives transactions, such a strategy would be affected by implementation of various regulations adopted pursuant to the Dodd-Frank Act. OTC derivative dealers are now required to register with the U.S. Commodity Futures Trading Commission (the “CFTC”) and will ultimately be required to register with the SEC. Registered swap dealers will be subject to minimum capital and margin requirements and are subject to business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements further increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants as market changes continue to be implemented. The overall impact of the Dodd-Frank Act on us remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this regulatory regime.

Although the Dodd-Frank Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be executed through a regulated securities, futures or swap exchange or facility and/or submitted for clearing by a regulated clearinghouse, not all of our derivative transactions will be subject to the clearing requirements. The “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. While the Dodd-Frank Act is intended to bring more stability and lower counterparty risk to the derivatives market by requiring central clearing of certain standardized derivatives trades, not all of our trades are or will be subject to a clearing requirement because the trades are grandfathered or because they are bespoke, or because they are within a class that is not currently subject to mandatory clearing. Furthermore, it is yet to be seen whether the Dodd-Frank Act will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

Further, Title VII of the Dodd-Frank Act requires that certain derivative instruments be centrally cleared and executed through an exchange or other approved trading platform, which could result in increased costs in the form of intermediary fees and additional margin requirements imposed by derivatives clearing organizations and their respective clearing members. In addition, under Title VII of the Dodd-Frank Act, the SEC, the CFTC and U.S. federal banking regulators were required to adopt margin requirements for uncleared OTC swaps and security-based swaps for certain regulated entities. Such margin requirements may result in increased costs and could adversely affect our ability to use derivatives to hedge our risks in the future and/or to amend or novate existing swaps. Title VII of the Dodd-Frank Act also created new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” and subjects these regulated entities to significant capital, registration, recordkeeping, reporting, disclosure, business conduct, and other regulatory requirements that have given rise to administrative costs which may be passed on and applied to transaction costs incurred by us.

Changes in regulations relating to swaps activities may cause us to limit our swaps activity or subject us and our Manager to additional disclosure, recordkeeping, and other regulatory requirements.

The enforceability of swap agreements underlying hedging transactions may depend on compliance with applicable derivatives regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen the oversight of derivatives contracts, including swap agreements and futures contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect us. In particular, the Dodd-Frank Act requires many swap agreements to be executed on a regulated exchange and cleared through a central clearinghouse, which may result in increased margin requirements and costs. Regulators have also recently required swap dealers to collect margin on the uncleared swap transactions that they enter into with financial entities such as mortgage REITs, thereby potentially also increasing our costs. Furthermore, a mortgage REIT that enters into derivatives transactions, including swap agreements and futures contracts, may be considered to be a regulated commodity pool that is required to be operated by a registered or exempt “commodity pool operator.” On December 7, 2012, the CFTC issued a No-Action Letter that provides mortgage REITs relief from such commodity pool operator registration requirement (the “No-Action Letter”) if they meet certain conditions and submit a claim for such no-action relief by email to the CFTC. We believe we meet the conditions set forth in the No-Action Letter and have filed our claim with the CFTC to perfect the use of the no-action relief from commodity pool operator registration. However, if in the future we do not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason, we may need to seek to obtain an alternative exemption from registration for our Manager, which is currently not registered as a commodity pool operator with the CFTC, and we may become subject to additional compliance, disclosure, recordkeeping and reporting requirements, which may increase our costs and materially and adversely affect us.

Risks Related to Our Organizational Structure

Our significant stockholders and their respective affiliates have significant influence over us and their actions might not be in your best interest as a stockholder.

Two of our stockholders, NHTV Atlanta Holdings LP (the “MS Entity”), an affiliate of Morgan Stanley & Co. LLC, and Xylem Finance LLC (the “DK Entity”), an affiliate of Davidson Kempner Capital Management LP, each beneficially own over 10% of our outstanding common stock. As a result, each of the MS Entity and the DK Entity have significant influence in the election of our directors, who exercise overall supervision and control over us and our subsidiaries.

In addition, pursuant to the shareholder rights agreement that we and our Manager entered into with the MS Entity in connection with our IPO, the MS Entity, subject to certain limitations, has the right to designate one nominee for election to our Board of Directors for so long as the MS Entity and its affiliates beneficially own, in the aggregate, shares of our common stock representing at least 10% of the shares of our common stock then outstanding (excluding shares of our common stock that are subject to issuance upon the exercise or exchange of rights of conversion, or any options, warrants or other rights to acquire shares of our common stock). Furthermore, pursuant to the shareholder rights agreement that we and our Manager entered into with the DK Entity in connection with our IPO, the DK Entity, subject to certain limitations, has the right to designate one nominee for election to our Board of Directors for so long as the DK Entity and its affiliates (1) maintain beneficial ownership of shares of our common stock equal to at least 10% of the shares of our common stock then outstanding or (2) are one of the largest three (3) beneficial owners of shares of our common stock and maintain beneficial ownership, in the aggregate, of shares of our common stock equal to at least 7% of the shares of our common stock then outstanding. For purposes of the ownership requirements in this shareholder rights agreement, shares of our common stock that are subject to issuance upon the exercise or exchange of rights of conversion, or any options, warrants or other rights to acquire shares, will not be counted as outstanding. These and certain other pre-IPO investors were granted rights to receive a share of our Manager’s revenues received under the Management Agreement in connection with their investments prior to the IPO.

Additionally, the MS Entity and the DK Entity, and our other pre-IPO investors entered into a registration rights agreement with us in connection with our IPO, pursuant to which they are entitled to registration rights in respect of shares of our common stock.

We expect that each of the MS Entity and the DK Entity will continue to exert a significant influence on our business and affairs in the future as a result of their substantial ownership interest in us and the terms of our shareholder rights agreements. As a result, we expect that each of these parties will continue to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, the removal of our directors for cause, and the approval of significant transactions, such as mergers or other sales of our company or our assets.

The influence exerted by these stockholders over our business and affairs might not be consistent with your best interests as a stockholder and their receipt of a share of the fees received by our Manager under the Management Agreement may result in their interests not being aligned with the interests of other stockholders. In addition, this concentration of voting control and influence may have the effect of delaying, deferring or preventing a transaction or change in control of us which might involve a premium price for shares of our common stock or otherwise be in your best interest as a stockholder.

Certain provisions of Maryland law could inhibit a change in control.

Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or of inhibiting a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” (including a merger, consolidation, statutory share exchange or, in certain circumstances specified under the statute, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any interested stockholder (as defined in the statute) or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any such business combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and (2) two-thirds of the votes entitled to be cast by holders of shares of voting stock of the corporation other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These two supermajority votes are not required if, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a corporation's board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has adopted a resolution exempting any business combination between us and any other person or group of persons from the provisions of this statute. There is no assurance that our Board of Directors will not amend or revoke this exemption in the future.

The MGCL provides that holders of “control shares” (defined as shares of voting stock that, if aggregated with all other shares of stock previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise or direct the exercise of voting power in electing directors within one of three increasing ranges of voting power in electing directors) of a Maryland corporation acquired in a “control share acquisition” (defined as the acquisition, directly or indirectly, of ownership of, or the power to exercise or direct the exercise of voting power (other than solely by revocable proxy) with respect to, issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to those shares except to the extent approved by the affirmative vote of at least two-thirds of the votes entitled to be cast by stockholders entitled to exercise or direct the exercise of the voting power in the election of directors generally, excluding all interested shares. Our bylaws contain a provision exempting from the control share acquisition statute any and all control share acquisitions by any person of shares of our stock. There is no assurance that such provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses if we have a class of equity securities registered under the Exchange Act and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to a provision of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our Board of Directors.

Our authorized but unissued common stock and preferred stock may prevent a change in control.

Our charter authorizes us to issue additional authorized but unissued shares of our common stock and preferred stock. In addition, a majority of our entire Board of Directors may, without stockholder approval, approve amendments to our charter to increase the aggregate number of our authorized shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify unissued shares of our common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms and conditions of redemption of the classified or reclassified shares. As a result, among other things, our Board of Directors may establish a class or series of shares of our common stock or preferred stock that could delay or prevent a transaction or a change in control of us that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interest.

Maryland law permits a Maryland corporation to include in its charter a provision eliminating the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty that is established by a final judgment and is material to the cause of action. Our charter contains such a provision that eliminates such liability to the maximum extent permitted by Maryland law.

Our charter obligates us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding without requiring a preliminary determination of the director’s or officer’s ultimate entitlement to indemnification to:

•any present or former director or officer who is made or threatened to be made a party to, or witness in, a proceeding by reason of his or her service in that capacity; or

•any individual who, while a director or officer of ours and at our request, serves or has served as a director, officer, partner, member, manager, trustee, employee or agent of another corporation, partnership, limited liability company, joint venture, real estate investment trust, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to, or witness in, a proceeding by reason of his or her service in that capacity.

As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that, subject to the rights of holders of one or more classes or series of preferred stock to elect or remove one or more directors, a director, or the entire Board of Directors, may be removed only for “cause,” and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. For this purpose, “cause” means, with respect to any particular director, conviction of a felony or a final judgment of a court of competent jurisdiction holding that such director caused demonstrable, material harm to us through bad faith or active and deliberate dishonesty. Additionally, vacancies on our Board of Directors may be filled only by the affirmative vote of a majority of the directors remaining in office, even if the remaining directors do not constitute a quorum, and, if our Board of Directors is classified, any individual elected to fill such vacancy will serve for the remainder of the full term of the directorship of the class in which the vacancy occurred and until a successor is duly elected and qualifies. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of us that is in the best interests of our stockholders.

Our charter contains provisions that reduce or eliminate the duties of certain of our directors and officers with respect to corporate opportunities.

Our charter provides that, to the maximum extent permitted from time to time by Maryland law, if any of our directors or officers who is also an officer, director, employee, agent, partner, manager, member, or stockholder of Angel Oak acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity, unless such director or officer became aware of such business opportunity as a direct result of his or her capacity as our director or officer and (1) we are financially able to undertake such business opportunity, (2) we are not prohibited by contract or applicable law from pursuing or undertaking such business opportunity, (3) such business opportunity, from its nature, is in line with our business, (4) such business opportunity is of practical advantage to us and (5) we have an interest or reasonable expectancy in such business opportunity (a “Retained Opportunity”). Accordingly, except for Retained Opportunities, to the maximum extent permitted from time to time by Maryland law and our charter, none of our directors or officers who is also an officer, director, employee, agent, partner, manager, member, or stockholder of Angel Oak is required to present, communicate or offer any business opportunity to us and can hold and exploit any business opportunity, or direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person or entity other than us.

As a result, our directors and officers who are also officers, directors, employees, agents, partners, managers, members, or stockholders of Angel Oak may compete with us for investments or other business opportunities and we and our stockholders may have more limited rights against our directors and officers than might otherwise exist, which might limit your recourse in the event of actions not in your best interest.

The ownership limits in our charter may discourage a takeover or business combination that may have benefited our stock.

Due to limitations on the concentration of ownership of REIT stock imposed by the Code, and subject to certain exceptions, our charter provides that no person may beneficially or constructively own (1) shares of common stock in excess of 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or (2) shares of stock in excess of 9.8% in value of the outstanding shares of our stock. These and other restrictions on ownership and transfer of our shares contained in our charter may discourage a change in control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell shares of our common stock.

Our charter generally does not permit the ownership in excess of 9.8% of our common stock or of all classes and series of our stock, and attempts to acquire our shares in excess of the stock ownership limits will be ineffective unless an exemption is granted by our Board of Directors.

Due to limitations on the concentration of ownership of REIT stock imposed by the Code, and subject to certain exceptions, our charter provides that no person may beneficially or constructively own (1) shares of common stock in excess of 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or (2) shares of stock in excess of 9.8% in value of the outstanding shares of our stock. Our charter also contains certain other limitations on the ownership and transfer of our stock.

Our charter provides that our Board of Directors, subject to certain limits, upon receipt of such representations and agreements as our Board of Directors may require, may prospectively or retroactively exempt a person from either or both of the ownership limits and establish a different limit on ownership for such person. Our Board of Directors may, in its sole and absolute discretion, increase or decrease one or both of the ownership limits for one or more persons, except that a decreased ownership limit will not be effective for any person whose actual, beneficial or constructive ownership of our stock exceeds the decreased ownership limit at the time of the decrease until the person's actual, beneficial or constructive ownership of our stock equals or falls below the decreased ownership limit, although any further direct or indirect acquisition of shares of our stock (other than by a previously-exempted person) will violate the decreased ownership limit. Our Board of Directors may not increase or decrease any ownership limit if the new ownership limit would allow five or fewer persons to actually or beneficially own more than 49.9% in value of our outstanding stock or could cause us to be “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or otherwise cause us to fail to qualify as a REIT.

The constructive ownership rules under the Code are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our common stock (or the acquisition of an interest in an entity that owns, actually or constructively, our common stock) by an individual or entity could, nevertheless, cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of our outstanding shares of stock and thereby violate the applicable ownership limit. Pursuant to our charter, if any purported transfer of our stock or any other event (1) would otherwise result in any person violating the ownership limits or such other limit established by our Board of Directors, (2) would result in us being “closely held” within the meaning of Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year) or (3) otherwise would cause us to fail to qualify as a REIT, then the number of shares causing the violation (rounded up to the nearest whole share) will be automatically transferred to, and held by, a trust for the exclusive benefit of one or more charitable beneficiaries selected by us. If the transfer to the trust as described above is not automatically effective, for any reason, to prevent a violation of the applicable restriction on ownership and transfer of our stock, then the transfer of the number of shares that otherwise would cause any person to violate the above restrictions will be void and of no force or effect, regardless of any action or inaction by our Board of Directors, and the intended transferee will acquire no rights in the shares. If any transfer of our stock would result in shares of our stock being beneficially owned by fewer than 100 persons (determined under the principles of Section 856(a)(5) of the Code), then any such purported transfer will be void and of no force or effect and the intended transferee will acquire no rights in the shares.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (1) any Internal Corporate Claim, as such term is defined in the MGCL, (2) any derivative action or proceeding brought on our behalf, other than actions arising under U.S. federal securities laws, (3) any action asserting a claim of breach of any duty owed by any of our directors, officers, or other employees to us or to our stockholders, (4) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (5) any other action asserting a claim against us or any of our directors, officers, or other employees that is governed by the internal affairs doctrine. None of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent to such court. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, or employees and may discourage lawsuits against us and our directors, officers, or employees.

We are a holding company with no direct operations and rely on funds received from our operating partnership to pay liabilities.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any distributions we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of partners in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any future partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, our wholly-owned subsidiary, Angel Oak Mortgage OP GP, LLC, as the general partner of our operating partnership, has fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. The fiduciary duties and obligations of the general partner and its limited partners may come into conflict with the duties of our directors and officers to our company.

Under the terms of the partnership agreement of our operating partnership, if there is a conflict between the interests of our stockholders on one hand and any limited partners on the other, the general partner will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any limited partners; provided, however, that at such times as we own a controlling economic interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any limited partners shall be resolved in favor of our stockholders.

The partnership agreement also provides that the general partner will not be liable to our operating partnership, its partners or any other person bound by the partnership agreement for monetary damages for losses sustained, liabilities incurred or benefits not derived by our operating partnership or any limited partner, except for liability for the general partner’s intentional harm or gross negligence. Moreover, the partnership agreement provides that our operating partnership is required to indemnify the general partner or any affiliate of the general partner or any of their respective trustees, directors, officers, stockholders, partners, members, employees, representatives or agents, and officers, employees, representatives or agents of our operating partnership and other persons that the general partner may designate from time to time, in its sole and absolute discretion, against any and all losses, claims, damages, liabilities, joint or several, expenses (including attorneys’ fees and other legal fees and expenses), judgments, fines, settlements, and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of our operating partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active or deliberate dishonesty, (2) for any loss resulting from any transaction for which the indemnified party actually received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reason to believe that the act or omission was unlawful.

Risks Related to our REIT Qualification and Certain Other U.S. Federal Income Tax Items

Legislative or other actions affecting REITs could materially and adversely affect us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to the U.S. federal income tax laws, with or without retroactive application, could materially and adversely affect us. We cannot predict how changes in the tax laws might affect us or our stockholders. New legislation, regulations promulgated by the U.S. Treasury Department (the “U.S. Treasury regulations”), administrative interpretations, or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our stockholders.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. As long as we meet the requirements under the Code for qualification and taxation as a REIT each year, we can deduct dividends paid to our stockholders when calculating our REIT taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions might significantly change the U.S. federal income tax laws with respect to our qualification as a REIT or the U.S. federal income tax consequences of such qualification. We believe that we have been organized and operate in conformity with the requirements for qualification as a REIT under the Code. All of our investments are held indirectly through our operating partnership. We control our operating partnership and intend to operate it in a manner consistent with the requirements for qualification as a REIT. However, we cannot guarantee that we will qualify as a REIT in any given year because:

•the rules governing REITs are highly complex;

•we do not control all factual circumstances and legal determinations by courts or regulatory bodies that affect REIT qualification; and

•our circumstances may change in the future.

For any taxable year that we fail to qualify as a REIT, we would be subject to U.S. federal income tax at the regular corporate rate and would not be entitled to deduct dividends paid to our stockholders from our taxable income. Consequently, our net assets and distributions to our stockholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for four taxable years following the year during which we lost the qualification.

An entity that qualifies as a REIT under the Code generally will not be subject to U.S. federal income tax to the extent that it distributes its net income to its stockholders at least annually. A REIT may be subject to state and local tax in states and localities in which it does business or owns property. Additionally, we may be subject to certain U.S. federal, state and local taxes in certain circumstances, including, but not limited to, taxes on any undistributed income and prohibited transactions, taxes on income from activities conducted as a result of a foreclosure, franchise, property and transfer taxes, including mortgage recording taxes, taxes as a result of failure to satisfy certain REIT qualification requirements, and our TRS will be subject to U.S. federal and state and local taxes.

Complying with REIT requirements and avoiding a prohibited transaction tax may force us to hold a significant portion of our assets and conduct a significant portion of our activities through a TRS, and a significant portion of our income may be earned through a TRS.

We intend that any property the sale or disposition of which could give rise to a “prohibited transaction” tax, including the sale of mortgage loans in connection with the issuance of REMIC Certificates or the sale of REMIC Certificates themselves, will be sold through a TRS with the consequence that any gain realized in such a sale or disposition will be subject to U.S. federal income tax at the regular corporate rate. Because the sale of mortgage loans in connection with the issuance of REMIC Certificates or the sale of REMIC Certificates represents a significant portion of our business activities, we may hold a substantial amount of our assets in one or more TRSs that are subject to corporate income tax on its earnings, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our stockholders.

In addition, we may be required to acquire and hold Fannie Mae multi-family securities, U.S. Treasury securities or other similar assets directly, using significant leverage to do so, in order for us to satisfy the requirement that securities of one or more TRSs represent not more than 20% of the value of our gross assets on each testing date, even though we might not have acquired or held such Fannie Mae multi-family securities, U.S. Treasury securities or other similar assets in the absence of that 20% value test. Additionally, the need to satisfy such 20% value test may require dividends to be distributed by one or more TRSs to us at times when it may not be beneficial to do so. We may, in turn, distribute all or a portion of such dividends to our stockholders at times when we might not otherwise wish to declare and pay such dividends. These dividends when received by non-corporate U.S. stockholders generally will be eligible for taxation at preferential qualified dividend income tax rates rather than at ordinary income rates. TRS distributions classified as dividends, however, will generally constitute qualifying income for purposes of the 95% gross income test but not qualifying income for purposes of the 75% gross income test. It is possible that we may wish to distribute a dividend from a TRS to ourselves in order to reduce the value of TRS securities below 20% of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets and certain other sources. Although there are other measures we can take in such circumstances in order to remain in compliance with REIT requirements, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

Finally, we may use a TRS to conduct servicing or other activities that give rise to fees or other similar income, the receipt of which, beyond certain limits, would be inconsistent with our continued qualification as a REIT. In that event, such income less the expenses associated with the business that produced it would be subject to U.S. federal income tax at the regular corporate rate.

REIT distribution requirements could adversely affect our ability to execute on our strategies and may require us to incur debt, sell assets or take other actions to make such distributions.

In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we would incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax law.

We intend to distribute our net income in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable income may substantially exceed our net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, in which case we may have taxable income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable income in a particular year. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; (3) distribute amounts that would otherwise be invested in our target assets consistent with our strategy, capital expenditures or repayment of debt; or (4) make a taxable distribution of shares of our common stock as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash. Thus, in order to satisfy the distribution requirement or to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax, we may be required to take actions that may not otherwise be advisable given existing market conditions and hinder our ability to grow, which could materially and adversely affect us.

Ordinary dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

The Code provides for a 20% maximum federal income tax rate for dividends paid by regular United States corporations to eligible domestic shareholders that are individuals, trusts or estates. Dividends paid by REITs are generally not eligible for these reduced rates. H.R. 1, commonly known as the 2017 Tax Cuts and Job Act (the “Tax Act”), which was enacted on December 22, 2017, generally may allow domestic shareholders to deduct from their taxable income one-fifth of the REIT ordinary dividends payable to them for taxable years beginning after December 31, 2017 and before January 1, 2026. To qualify for this deduction, the shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than rates for regular corporate dividends paid to high-taxed individuals. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our common shares.

We may have phantom income from our acquisition and holding of subordinated RMBS and CMBS and excess MSRs.

The tax accounting rules with respect to the timing and character of income and losses from our acquisition and holding of subordinated RMBS and CMBS may result in adverse tax consequences. We will be required to include in income accrued interest, original issue discount (“OID”) and, potentially, market discount (each of which will be ordinary income), with respect to subordinated RMBS and CMBS we hold, in accordance with the accrual method of accounting. Income will be required to be accrued and reported, without giving effect to delays or reductions in distributions attributable to defaults or delinquencies on the underlying loans, except to the extent it can be established that such losses are uncollectible. Accordingly, we may incur a diminution in actual or projected cash flow in a given year as a result of an actual or anticipated default or delinquency, but may not be able to take a deduction for the corresponding loss until a subsequent tax year. While we generally may cease to accrue interest income if it reasonably appears that the interest will be uncollectible, the IRS may take the position that OID must continue to be accrued in spite of its uncollectibility until our investments in subordinated RMBS and CMBS are disposed of in a taxable transaction or become worthless.

In addition to the foregoing, we intend to treat excess MSRs that we acquire as ownership interests in the interest payments made on the underlying pool of mortgage loans, akin to an “interest only” stripped coupon. Under this treatment, for purposes of determining the amount and timing of taxable income, each excess MSR is treated as a bond that was issued with OID on the date we acquired such excess MSR. In general, we will be required to accrue OID based on the constant yield to maturity of each excess MSR, and to treat such OID as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an excess MSR will be determined, and we will be taxed based on, a prepayment assumption regarding future payments due on the mortgage loans underlying the excess MSR. If the mortgage loans underlying an excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of OID will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an excess MSR that exceeds the amount of cash collected in respect of that excess MSR. Furthermore, it is possible that, over the life of the investment in an excess MSR, the total amount we pay for, and accrue with respect to, the excess MSR may exceed the total amount we collect on such excess MSR. No assurance can be given as to when we will be entitled to a loss or deduction for such excess and whether that loss will be a capital loss or an ordinary loss.

Due to each of these potential differences between income recognition or expense deduction and related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other actions to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

We are dependent on external sources of capital to finance our growth.

As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our stockholders 90% of our REIT taxable income in order to qualify as a REIT and 100% of REIT taxable income in order to avoid U.S. federal corporate income tax and a 4% nondeductible excise tax. Our access to external capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings, cash distributions, and the market price of our common stock.

Our stockholders may be required to recognize excess inclusion income unless we do not distribute such income and pay corporate income tax on it.

We may engage in securitization transactions that result in our holding one or more REMIC “residual interests” that give rise to excess inclusion income (“EII”).

We may also issue bonds secured directly or indirectly by mortgage loans (“Securitized Bonds”) to investors in a “time-tranched,” sequential pay format, in a taxable mortgage pool (“TMP”) structure economically similar to sequential pay RMBS and CMBS issued in REMIC securitization transactions. In the case of the issuance of Securitized Bonds, we will be required to hold an interest in such securitizations that is equivalent to a residual interest in a REMIC. Under special rules applicable to REITs that own a TMP, a portion of our income will be treated as if it were EII derived from a REMIC residual interest.

While we do not intend to distribute EII to our stockholders, and instead to hold any REMIC residual interests that give rise to EII through a TRS and to retain, and to pay corporate income tax on, EII from TMPs, there can be no assurance that we will be able to do so in all situations and that our stockholders will not receive distributions of EII. Additionally, the manner in which EII is calculated, or would be distributed to stockholders, is unclear under current law, and shareholders may be required to take into account EII or the amount taken into account by one or more shareholders could be significantly increased if the IRS were to successfully challenge our method of calculating EII. If EII is distributed by us, a stockholder's share of such EII (1) cannot be offset by any net operating losses otherwise available to such stockholder, (2) is generally subject to tax as unrelated business taxable income (“UBTI”) in the hands of stockholders that are otherwise generally exempt from U.S. federal income tax but are subject to UBTI taxation, and (3) results in the application of U.S. federal income tax withholding at the maximum rate, without reduction under any otherwise applicable income tax treaty or other exemption, to the extent distributed to non-U.S. stockholders that are not agencies or instrumentalities of a foreign government. To the extent that EII is allocable to tax-exempt stockholders that are not subject to UBTI (such as domestic or foreign government entities or public pension funds), we would incur a corporate-level tax on such income, and, in that case, we may reduce the amount of distributions to those stockholders that gave rise to the tax.

Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities.

In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must on a continuing basis satisfy various tests on an annual and quarterly basis regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. To meet these tests, we may be required to forgo investments we might otherwise make. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance and materially and adversely affect us.

Complying with REIT requirements may force us to liquidate otherwise profitable assets, which could materially and adversely affect us.

In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and designated real estate assets, including certain mortgage loans and stock in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. We generally do not intend, and as the sole owner of the general partner of our operating partnership, do not intend to permit our operating partnership, to take actions we believe would cause us to fail to satisfy the asset tests described above. However, if we fail to comply with these requirements at the end of any calendar quarter after the first calendar quarter for which we qualified as a REIT, we must generally correct such failure within 30 days after the end of such calendar quarter to prevent us from losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce the return on our assets, which could materially and adversely affect us.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we are treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we do not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We may choose to make distributions to our stockholders in our own stock, in which case our stockholders could be required to pay income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay U.S. federal income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells shares of our common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of shares of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of shares of our common stock.

Even though we have elected, and intend to qualify to be taxed, as a REIT, we may be required to pay certain taxes.

Even though we have elected, and intend to qualify to be taxed, as a REIT for U.S. federal income tax purposes, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including, but not limited to, taxes on any undistributed income and prohibited transactions, taxes on income from activities conducted as a result of a foreclosure, franchise, property and transfer taxes, including mortgage recording taxes, and taxes as a result of failure to satisfy certain REIT qualification requirements. In addition, we may hold some of our assets through wholly-owned TRSs. Our TRSs and any other taxable corporations in which we own an interest are subject to U.S. federal, state and local corporate taxes. Payment of these taxes generally would reduce our cash flow and the amount available to distribute to our stockholders, which could materially and adversely affect us.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code limit the ability of a REIT to hedge its liabilities. Any income from a hedging transaction we enter into either (i) to manage risk of interest rate or price changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and provided that, in each case, the applicable hedging instrument is properly identified under applicable U.S. Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that a REIT enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities (because the TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose ourselves to greater risks associated with interest rate or other changes than we would otherwise incur.

General Risk Factors

Future sales of shares of our common stock or other securities convertible into shares of our common stock could cause the market value of shares of our common stock to decline and could result in dilution of your shares.

Our Manager and certain of its officers are subject to the terms of a lock-up agreement they entered into in connection with our IPO pursuant to which they agreed for a period of 365 days from the date of the IPO underwriting agreement not to sell or otherwise transfer, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock owned by them, subject to specified exceptions, without the prior written consent of the representatives of the underwriters of our IPO. These lock-up provisions, at any time and without notice, may be released. If the restrictions under the lock-up agreements are waived, the shares of our common stock may become available for resale into the market, subject to applicable law, which could reduce the market price for shares of our common stock.

In addition, in connection with the closing of our IPO and a concurrent private placement of shares of our common stock, we entered into registration rights agreements with our pre-IPO investors and the investor in our concurrent private placement, respectively. We also entered into a registration rights agreement with respect to any equity-based awards that we may grant to our Manager in the future under our 2021 Equity Incentive Plan. Subject to the lock-up agreements described above, registration of these shares under the Securities Act of 1933 (the “Securities Act”) would result in these shares becoming freely tradable without restrictions under the Securities Act immediately upon effectiveness of the registration statement.

In addition, a substantial amount of shares of our common stock held by our pre-IPO investors and the investor in our concurrent private offering have become eligible for resale, subject to the requirements of Rule 144 under the Securities Act.

Sales of substantial amounts of shares of our common stock (including shares of our common stock issued upon the exchange of limited partnership interests) could cause the market price of shares of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares of our common stock for future sales, on the value of shares of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for shares of our common stock.

Future offerings of debt securities, which would rank senior to shares of our common stock upon our bankruptcy or liquidation, and future offerings of equity securities which would dilute the common stock holdings of our existing stockholders and may be senior to shares of our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of shares of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities (or causing our operating partnership to issue debt securities) or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, our Series A preferred stock and other preferred stock, if issued, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Our Series A preferred stock does, and additional preferred stock could, have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market price of shares of our common stock and diluting their stock holdings in us.

Our stockholders’ ability to control our operations is limited and our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election without the approval of our stockholders.

Our Board of Directors oversees the business and affairs of our company and determines our strategies, including our strategies regarding investments, financing, growth, debt capitalization and distributions. Our Board of Directors may amend or revise these and other strategies without a vote of our stockholders. In addition, our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without approval of our stockholders, if it determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. Accordingly, our stockholders’ ability to control our operations is limited, which could negatively affect the value of our common stock.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our core market, our stock price and trading volume could decline.

The trading market for shares of our common stock may rely in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Terrorist attacks, other acts of violence or war, civil unrest, or a pandemic, or U.S. consumers’ fear of such events may cause a prolonged economic slowdown, which would affect the real estate industry generally and our business, financial condition, and results of operations.

We cannot predict the severity of the effect that potential terrorist attacks, other acts of violence or war, civil unrest, or a pandemic, or U.S. consumers’ fears of such events, may have on the U.S. economy and on our business, financial condition, and results of operations. We may suffer losses as a result of the adverse impact of any of these events, and these losses may adversely impact our performance and may cause the market value of shares of our common stock to decline or be more volatile. A prolonged economic slowdown, a recession, or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable.

The absence of affordable insurance coverage for these types of events may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

The obligations associated with being a public company will require significant resources and attention from our Manager’s senior management team.

As a public company with listed equity securities, we will need to comply with new laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting. While Section 404 of the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control structure and procedures for financial reporting on an annual basis, for as long as we are a Smaller Reporting Company, the registered public accounting firm that issues an audit report on our financial statements will not be required to attest to or report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. We cannot be certain if the scaled SEC reporting requirements applicable to Smaller Reporting Companies will make our common stock less attractive to investors, which could make the market price and trading volume of shares of our common stock be more volatile and decline significantly.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining an effective system of internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require our Manager to devote significant time and us to incur significant expense to remediate any such material weaknesses or significant deficiencies and our Manager may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our financial results, which could materially and adversely affect us.

As a public company with listed equity securities, we will also be required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner.

These reporting and other obligations will place significant demands on us and our Manager’s senior management team, administrative, operational, and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and create or outsource an internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to public companies could be impaired.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any property. Our principal offices are located in space leased by an affiliate of our Manager at 3344 Peachtree Road Northeast, Suite 1725, Atlanta, Georgia 30326.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 17, 2021, our common stock began trading on the NYSE under the symbol “AOMR.” As of March 15, 2022, there were 20 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, as adjusted.

Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law, and such other factors as our board of directors may deem relevant from time to time. Our earnings, financial condition, and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses, and any other expenditures.

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be designated by us as capital gain or may constitute a return of capital. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, or capital gains.

To the extent that in respect of any calendar year, cash available for distribution is less than our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I. Item IA. “Risk Factors.”

The following table sets forth the dividends declared for each applicable calendar quarter for 2021:

Declaration Date	Record Date	Payment Date	Per Share

August 12, 2021	August 23, 2021	August 31, 2021	$0.12
November 8, 2021	November 22, 2021	November 30, 2021	$0.36

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

During the year ended December 31, 2021, we repurchased 272,613 shares of our common stock under the 10b5-1 Plan at an average price per share of $17.14 for a total of $4.7 million. The following table sets forth the number of shares and average price of shares purchased in each month of the fourth quarter of 2021:

Month	Total number of shares purchased (1)	Average price paid per share
October 1, 2021 to October 31, 2021	62,181	$17.47
November 1, 2021 to November 30, 2021	71,037	$17.08
December 1, 2021 to December 31, 2021	41,942	$16.69
Total	175,160

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our business strategies, our expectations regarding the future performance of our business, and the other non-historical statements contained herein, are forward-looking statements. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

General

Angel Oak Mortgage, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which operates through wholesale and retail channels and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, together with non-QM loans and investments other than U.S. Treasury Bills, we refer to as our target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $14.2 billion in assets under management as of December 31, 2021 across its private credit strategies, public funds, and separately managed accounts, including approximately $9.7 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of December 31, 2021, had originated over $12.9 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has over 900 employees across its enterprise.

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

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. Commencing with our taxable year ended December 31, 2019, we believe that we have been organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986 (the “Code”). Our qualification as a REIT, and maintenance of such qualification, depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the concentration of ownership of our stock. We also intend to operate our business in a manner that will allow us to maintain our exclusion from regulation as an investment company under the Investment Company Act. Our common stock commenced trading on the New York Stock Exchange on June 17, 2021.

We expect to derive our returns primarily from the difference between the interest we earn on loans we make and our cost of capital, as well as the returns from bonds, including risk retention securities, that are retained after securitizing the underlying loan collateral.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The 2021 macroeconomic environment was more favorable than that of the 2020 macroeconomic environment. Although the U.S. economy was still being affected by the COVID-19 pandemic in 2021, the impact of COVID-19 on the economy shifted from economic shutdowns and a lack of economic activity to a release of pent-up consumer demand, which included demand for housing and mortgages. Interest rates decreased in 2021, resulting in many homeowners either refinancing existing mortgages or trading up in housing stock and obtaining a newly originated mortgage. The effects of this overall interest rate decrease was somewhat offset by the lack of availability of housing stock in many areas of the U.S., and a dramatic increase in the cost of building materials, particularly lumber, which constrained home building activity to some extent, as well as resulted in an increase in home prices in many areas of the U.S.

Homeowner prepayment activities (which include refinancing an existing mortgage, as referred to above) may have had a negative impact on some of the bonds that we hold from older securitizations, as we typically hold the lower junior and XS (interest only) tranches of bonds from a securitization, and the payoff of a mortgage within a securitization results in less interest available to be allocated to the XS bonds. This prepayment activity on the part of homeowners is not likely to affect our newer securitizations, as a homeowner in a more newly-originated mortgage is likely to have a mortgage rate closer to the current lower interest rates.

The Federal Reserve Bank of the U.S. has indicated that it plans to increase interest rates in the near term. We believe that an increase in interest rates from the current historically low levels is unlikely to significantly affect demand for non-QM mortgages. An increase in interest rates may cause interest rate spreads to widen, which may negatively impact the valuation of our whole loan portfolio, as wider interest rate spreads generally cause a decrease in the value of whole loans originated at lower interest rates. However, holding whole loans originated at higher interest rates generally has the effect of increasing our net interest income, and prepayment speeds will generally slow for existing securitizations, which will also increase our net interest income as we primarily hold lower and interest only tranches of securitized bonds that we have issued.

Initial Public Offering

On June 21, 2021, we completed our initial public offering (“IPO”) of 7,200,000 shares of common stock, $0.01 par value per share (“common stock”), at a public offering price of $19.00 per share for total proceeds of approximately $136.8 million, excluding the underwriting discounts and commissions and offering expenses of the IPO, each of which was paid by Angel Oak Capital, pursuant to the Registration Statement filed with the SEC under the Securities Act.

Concurrently with the completion of the IPO, we sold an additional 2,105,263 shares of common stock to CPPIB Credit Investments Inc. in a private placement at $19.00 per share, for total proceeds of approximately $40.0 million.

Our investment performance

We had strong performance from the most substantial asset classes of our target investments of both our non-QM whole loan portfolio, RMBS portfolio, and CMBS portfolio for the year ended December 31, 2021. Our non-QM whole loan portfolio generated increased net interest income, partially offset by unrealized losses on the portfolio, which were driven by mark-to-market losses due to yield spread widening. The RMBS portfolio and CMBS portfolio results were supported by year-over-year unrealized gains in this asset class. The non-QM portfolio unrealized losses are reflected in net income, while the RMBS and CMBS portfolios’ unrealized gains are reflected in other comprehensive income.

Purchases of whole loans since IPO and our 2021 securitizations

Since the closing of the IPO, through December 31, 2021, we purchased $1.4 billion in residential whole loans. In 2021, we issued two new securitizations, AOMT 2021-4 and AOMT 2021-7, securitizing a total of $703.5 million of unpaid principal balance of seasoned residential non-QM mortgage loans. These securitizations were the first securitizations that we issued as the sole participant. We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding these types of transactions, we have consolidated these securitizations on our consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet for the year ended December 31, 2021. Subsequent to December 31, 2021, we issued a new securitization, AOMT 2022-1, securitizing a total of $537.6 million of unpaid principal balance of seasoned residential non-QM mortgage loans. As of the closing of AOMT 2022-1, we have securitized over $1.2 billion of non-QM loans since the closing of the IPO.

Our securitizations prior to 2021 were securitization transactions for which we did not meet the accounting rules to be considered a “primary beneficiary” of the applicable securitization vehicle, and therefore, for these prior securitizations, the bonds retained in the securitization are held on our consolidated balance sheets as of December 31, 2021 and 2020.

New whole loan financing facilities

In 2021, we entered into three new financing facilities, one of which was a committed financing facility. The new financing facilities afforded us $650.0 million of additional borrowing capacity, for a total capacity of $1.3 billion with which to execute our core strategy of purchasing whole loans and retaining them until securitized.

Key Financial Metrics

As a real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Distributable Earnings Return on Average Equity and book value per share.

Distributable Earnings

Distributable Earnings is a non‑GAAP measure and is defined as net income (loss) allocable to common stockholders as calculated in accordance with GAAP, excluding (1) unrealized gains and losses on our aggregate portfolio, and realized gains (losses) on derivatives, (2) impairment losses, (3) extinguishment of debt, (4) non-cash equity compensation expense, (5) the incentive fee earned by our Manager, (6) realized gains or losses on swap terminations and (7) certain other nonrecurring gains or losses. We believe that the presentation of Distributable Earnings provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. We believe Distributable Earnings as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. As a REIT, we are generally required to distribute at least 90% of our annual REIT taxable income and to pay U.S. federal income tax at the regular corporate rate to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, generally we intend to attempt to pay dividends to our stockholders in an amount equal to our REIT taxable income, if and to the extent authorized by our Board of Directors. Distributable Earnings is one of a number of factors considered by our Board of Directors in declaring dividends and, while not a direct measure of REIT taxable income, over time, the measure can be considered a useful indicator of our dividends. Distributable Earnings should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings may not be comparable to similar measures presented by other REITs.
We also use Distributable Earnings to determine the management and incentive fees payable to our Manager pursuant to the Management Agreement.
Distributable Earnings were approximately $34.2 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively. The table below sets forth a reconciliation of net income allocable to common stockholder(s), calculated in accordance with GAAP, to Distributable Earnings for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Net income allocable to common stockholder(s)	$21,098	$721
Adjustments:
Net other-than-temporary credit impairment losses	—	—
Net realized and unrealized (gains) losses on derivatives	7,688	257
Net unrealized (gains) losses on residential loans	1,956	1,371
Net unrealized (gains) losses on residential loans in securitization trust	1,949	—
Net unrealized (gains) losses on commercial loans	(231)	517
Net unrealized (gains) losses on financial instruments at fair value	—	14
(Gains) losses on extinguishment of debt	—	—
Non-cash equity compensation expense	1,715	—
Incentive fee earned by our Manager	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—
Total other non-recurring (gains) losses	—	—
Distributable Earnings	$34,175	$2,880

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total common stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	($ in thousands)
Distributable Earnings	$34,175	$2,880
Average total common stockholder(s)’ equity	$369,749	$171,485
Distributable Earnings Return on Average Equity	9.24%	1.68%

Book Value per Share

The following table sets forth the calculation of our book value per share as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands except for share and per share data)
Total stockholder(s)’ equity	$491,390	$248,309
Preferred stock	(101)	(101)
Stockholder(s)’ equity, net of preferred stock	$491,289	$248,208
Number of shares outstanding at period end	25,227,328	15,724,050
Book value per share	$19.47	$15.79

Results of Operations

Our results of operations presented herein for the year ended December 31, 2021 and the comparable year ended December 31, 2020 do not reflect the expenses typically associated with being a public company for full reporting periods, including increased insurance, legal, and accounting fees, full periods of equity compensation expense, expenses incurred in complying with the reporting and other requirements of the Securities Exchange Act of 1934, the payment of a base management fee to our Manager as a result of differences in the way fees and expense reimbursements are calculated under the Management Agreement compared to the pre-IPO management agreement as among us, our Manager and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), our sole common stockholder prior the IPO (the “pre-IPO management agreement”), and the payment of increased directors’ fees for our independent directors. Additionally, pursuant to the Management Agreement, we are required to reimburse our Manager for its operating expenses, including third‑party expenses, incurred on our behalf; and our Manager will also be entitled to reimbursement for costs of the wages, salaries, and benefits incurred by our Manager for our dedicated Chief Financial Officer and Treasurer and a proportionate amount of the costs of the wages, salaries, and benefits of our Chief Executive Officer and President (who, after the completion of the IPO, has dedicated a substantial majority of his business time to us) based on the percentage of his business time spent on our matters, and any other dedicated or partially dedicated employees based on the percentage of each such person’s working time spent on matters related to us.

Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020

The following table sets forth a summary of our results of operations for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
INTEREST INCOME, NET
Interest income	$60,555	$40,820
Interest expense	11,476	7,499
NET INTEREST INCOME	49,079	33,321

REALIZED AND UNREALIZED LOSSES, NET
Net realized loss on mortgage loans, derivative contracts, RMBS, and CMBS	(4,926)	(20,793)
Net unrealized loss on mortgage loans and derivative contracts	(2,392)	(2,144)
TOTAL REALIZED AND UNREALIZED LOSSES, NET	(7,318)	(22,937)

EXPENSES
Operating expenses	6,060	1,680
Due diligence and transaction costs	2,551	356
Stock compensation	1,715	—
Operating expenses incurred with affiliate	2,828	1,742
Securitization costs	—	2,527
Management fee incurred with affiliate	5,894	3,343
Total operating expenses	19,048	9,648

INCOME BEFORE INCOME TAXES	22,713	736
Income tax expense	1,600	—
NET INCOME	21,113	736
Preferred dividends	(15)	(15)
NET INCOME ALLOCABLE TO COMMON STOCKHOLDER(S)	$21,098	$721
Other comprehensive income (loss)	4,039	(4,593)
TOTAL COMPREHENSIVE INCOME (LOSS)	$25,137	$(3,872)

Net Interest Income

The following table sets forth the components of net interest income for the years ended December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$25,705	$544,440	$13,013	$232,075
Residential mortgage loans in securitization trusts	7,709	153,158	—	—
Commercial mortgage loans	641	9,284	1,940	28,979
RMBS	24,221	264,095	25,415	118,174
CMBS	2,266	11,142	295	1,359
U.S. Treasury Bills	7	58,076	110	118,069
Other interest income	6	32,050	47	42,300
Total interest income	60,555		40,820
Interest expense
Notes payable	8,682	350,919	6,624	189,212
Non-recourse securitization obligation, collateralized by residential mortgage loans	2,457	141,133	—	—
Repurchase facilities	337	209,502	875	136,835
Total interest expense	11,476		7,499
Net interest income	$49,079		$33,321

Net interest income for the years ended December 31, 2021 and 2020 was $49.1 million and $33.3 million, respectively. Net interest income increased due to the increase in the average portfolio balance for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the composition of the portfolio during December 31, 2021 having a higher average balance of residential mortgage loans and residential mortgage loans held in securitization trusts, which increased the interest income in these portfolios. Our RMBS portfolio’s average balance increased due to whole pool loan RMBS purchased at quarter-end dates which were sold in the months following the quarter end dates. Accordingly, the increase in the average balance of our RMBS portfolio did not substantially affect the net interest income earned from RMBS.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the years ended December 31, 2021 and 2020 are set forth as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Realized gain on securitization	$—	$2,946
Unrealized loss on residential loans held in securitization trusts	(3,427)	—
Realized loss on RMBS, net	(15,113)	(9,629)
Realized loss on CMBS	(971)	—
Realized gain (loss) on interest rate futures	13,253	(14,076)
Realized and unrealized loss on TBAs	(1,255)	—
Realized and unrealized gain (loss) on residential mortgage loans	378	(1,396)
Realized and unrealized gain (loss) on commercial mortgage loans	355	(517)
Realized and unrealized loss on U.S. Treasury Bills	(8)	(8)
Unrealized depreciation on interest rate futures	(530)	(257)
Total realized and unrealized gains (losses), net	$(7,318)	$(22,937)

For the years ended December 31, 2021 and 2020, total realized and unrealized gains (losses), net were $(7.3) million and $(22.9) million, respectively. During the year ended December 31, 2020, we experienced market volatility in interest rate futures due to the COVID-19 pandemic. The year ended December 31, 2021 presented a less volatile market environment as substantially all the credit and asset valuation issues related to the financial effects of the COVID-19 pandemic had lessened. During the year ended December 31, 2021, we experienced increased realized losses on our RMBS portfolio due to prepayment speeds on IO bonds, which increased compared to 2020. Our interest rate futures, as a partial economic hedge against residential loan valuations, performed as expected and more than offset the unrealized losses experienced in our portfolio of residential loans held in securitization trusts.

Also during the year ended December 31, 2021, our accounting treatment of securitization transactions changed as we became the primary beneficiary for the securitization transactions entered into during 2021 (AOMT 2021-4 and AOMT 2021-7), and thus, consolidated the VIEs of those securitization entities and recognized no realized gain or loss on those transactions. We did recognize unrealized losses on these assets from mark-to-market activity, as the loans in these VIEs are still held on our balance sheet. For comparative purposes, we were not considered the primary beneficiary of securitization transactions entered into in 2020 (AOMT 2020-3 and AOMT 2020-SBC1), and thus, recognized a gain in 2020 on those transactions as we did not consolidate those VIEs.

Expenses

Operating Expenses

For the years ended December 31, 2021 and 2020, our operating expenses were $6.1 million and $1.7 million, respectively. The increase in operating expenses during the year ended December 31, 2021 was due to an increase in costs due to being a newly-public company, including increased insurance, audit, and legal fees. We also experienced an increase in loan administration costs, commensurate with an increase in the number of loans in our portfolio during the comparative period.

Due Diligence and Transaction Costs

For the years ended December 31, 2021 and 2020, our due diligence and transaction costs were $2.6 million and $0.4 million, respectively. The increase in these costs was due to whole loan acquisition diligence costs, which increased over the comparative period as we purchased significantly more whole loans during the year ended December 31, 2021 as compared to the year ended December 31, 2020. We purchased both affiliate-originated and third party-originated whole loans during the year ended December 31, 2021, while during the year ended December 31, 2020, we purchased no third party-originated whole loans and our affiliated mortgage originators largely paused mortgage originations from mid-March 2020 to September 2020 as a result of uncertain economic conditions due to the economic effects of the COVID-19 pandemic.

Stock Compensation

For the year ended December 31, 2021, our stock compensation expense was $1.7 million. We did not have any stock compensation expense for the year ended December 31, 2020 as no grants were made in 2020. In connection with the IPO in June 2021, we issued restricted stock awards to key employees of Angel Oak, including our Manager, as well as the independent directors on our Board of Directors. All awards discussed further were issued with a grant date of June 21, 2021. Restricted stock awards granted to our Board of Directors vest on the one year anniversary of the grant date, while restricted stock awards granted to key employees of Angel Oak, including our Manager, vest in three equal annual installments commencing on the one year anniversary of the grant date. We believe our 2021 Equity Incentive Plan is designed to motivate and retain individuals who are responsible for the attainment of our core long-term performance goals. We plan on issuing restricted stock or other similar awards, such as restricted stock units or performance shares, on an annual basis to continue to compensate these key individuals.

Operating Expenses Incurred with Affiliate

For the years ended December 31, 2021 and 2020, our operating expenses incurred with affiliate were $2.8 million and $1.7 million, respectively. These expenses were primarily due to the allocated time of partially and fully dedicated employees’ compensation being reimbursed by us, which increased over the comparative period due to more fully partially and fully dedicated employees’ time being allocated to us.

Securitization expenses

During the year ended December 31, 2021, we did not incur any securitization expenses, as we were the sole participant in the securitizations of two consolidated VIEs (AOMT 2021-7 and AOMT 2021-4) which required capitalization of securitization costs, which are included as a contra-liability to the financing obligation recognized on our consolidated balance sheet as of December 31, 2021. This contra-liability amortizes over a two-year period, and the amortization for the year ended December 31, 2021 was $0.3 million.

During the year ended December 31, 2020, we were not considered the primary beneficiary of securitization transactions entered into in 2020 (AOMT 2020-3 and AOMT 2020-SBC1), and thus, recognized securitization expenses of $2.5 million on those transactions as we did not consolidate those VIEs.

Management Fee Incurred with Affiliate

Prior to the completion of the IPO, we were required to pay our Manager, in cash, a management fee pursuant to the pre-IPO management agreement. The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital (as defined in the pre-IPO management agreement) of the limited partners in Angel Oak Mortgage Fund, which we believe is reflective of a typical management fee payable by a private investment vehicle.

The pre-IPO management agreement terminated on the completion of the IPO, and we and the Operating Partnership subsequently entered into the Management Agreement with our Manager effective as of the completion of the IPO. Pursuant to the Management Agreement, our Manager is entitled to a base management fee, which is calculated based on our Equity (as defined in the Management Agreement), and an incentive fee based on certain performance criteria, as well as a termination fee in certain cases and reimbursement of certain expenses as described in the Management Agreement.

For the years ended December 31, 2021 and 2020, our management fee incurred with affiliate was $5.9 million and $3.3 million, respectively. The increase is due to the increase in our average equity for the year ended December 31, 2021 as compared to the same period in 2020.

Income Taxes

Our income tax liability for the year ended December 31, 2021 reflects an income tax provision based on our expectation of current income taxes incurred on activities relating to income derived from our taxable REIT subsidiary (“TRS”). We did not incur any tax liability for the year ended December 31, 2020.

Our Portfolio

As of December 31, 2021, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. “Target assets” as presented below includes the total investment portfolio excluding U.S. Treasury Bills. The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of December 31, 2021:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,061,912	$852,961	$208,951	42.5%
Residential mortgage loans in securitization trust	667,365	616,557	50,808	10.3%
Commercial mortgage loans	18,664	447	18,217	3.7%
Total whole loan portfolio	$1,747,941	$1,469,965	$277,976	56.5%

Investment securities
RMBS	$485,634	$360,501	$125,133	25.5%
CMBS	10,756	—	10,756	2.2%
U.S. Treasury Bills	249,999	248,750	1,249	0.3%
Total investment securities	$746,389	$609,251	$137,138	28.0%

Total investment portfolio	$2,494,330	$2,079,216	$415,114	84.5%
Target assets	$2,244,331	$1,830,466	$413,865	84.2%

Cash	$40,801	$—	$40,801	8.3%
Other assets and liabilities	35,475	—	35,475	7.2%
Total	$2,570,606	$2,079,216	$491,390	100.0%

As of December 31, 2020, our portfolio consisted of approximately $308.2 million of residential mortgage loans, RMBS, and other target assets. “Target assets” as presented below includes the total investment portfolio excluding U.S. Treasury Bills. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2020:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$142,030	$80,345	$61,685	24.8%
Commercial mortgage loans	7,466	1,560	5,906	2.4%
Total whole loan portfolio	$149,496	$81,905	$67,591	27.2%

Investment securities
RMBS	$149,936	$28,673	$121,263	48.8%
CMBS	8,796	—	8,796	3.5%
U.S. Treasury Bills	149,995	149,618	377	0.2%
Total investment securities	$308,727	$178,291	$130,436	52.5%

Total investment portfolio	$458,223	$260,196	$198,027	79.8%
Target assets	$308,228	$110,578	$197,650	79.6%

Cash	$43,569	$—	$43,569	17.5%
Other assets and liabilities	6,713	—	6,713	2.7%
Total	$508,505	$260,196	$248,309	100.0%

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$48 - $3,410	$506
Interest rate	2.75% - 9.25%	4.49%
Maturity date	10/1/2036 - 12/1/2061	4/20/2053
FICO score at loan origination	521 - 823	740
LTV at loan origination	12% - 95%	70%
DTI at loan origination	1.60% - 59.06%	27%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.30%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2020:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$32 - $2,357	$489
Interest rate	3.88% - 10.75%	5.95%
Maturity date	11/2048 - 1/2061	10/2050
FICO score at loan origination	500 - 811	733
LTV at loan origination	5% - 90%	75%
DTI at loan origination	3% - 50%	35%
Percentage of first lien loans	N/A	99.90%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	10.70%

The following table sets forth the information regarding the underlying collateral of our residential loans held in securitization trusts as of December 31, 2021 (1):

($ in thousands)
UPB	$642,951
Number of loans	1494
Weighted average loan coupon	4.98%
Average loan amount	433
Weighted average LTV at loan origination and deal date	72%
Weighted average credit score at loan origination and deal date	741
Current 3-month CPR	35.1
Percentage of loans 90+ days delinquent (based on UPB)	0.13

(1) We did not have any residential loans held in securitization trusts as of December 31, 2020.

The following chart illustrates the geographic distribution of the underlying collateral of our residential loans held in securitization trusts as of December 31, 2021:

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2021:

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2020:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of December 31, 2021, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2021:

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2021.

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

Commercial Mortgage Loans

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$244 - $4,300	$1,700
Interest rate	5.75% - 8.38%	6.25%
Loan term	1.42 - 28.18 years	8.36 years
LTV at loan origination	46.7% - 75.0%	59.8%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2020:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$77 - $4,300	$646
Interest rate	5.66% - 8.38%	5.58%
Loan term	2.42 - 29.2 years	14.3 years
LTV at loan origination	38.6% - 75.0%	54.7%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of December 31, 2021 and December 31, 2020 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2021:

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2021, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$183,489	$184,793	$206,392	$262,383
Number of loans	586	604	743	757
Weighted average loan coupon	7.082%	7.066%	6.441%	5.905%
Average loan amount	$313	$306	$278	$347
Weighted average LTV at loan origination and deal date	75%	73%	71%	74%
Weighted average credit score at loan origination and deal date	695	703	716	717
Current 3-month CPR (1)	44.89%	50.89%	45.08%	43.61%
90+ day delinquency (as a % of UPB)	12.33%	8.86%	5.31%	3.82%
Fair value of first loss piece (2)	$13,634	$4,019	$2,334	$26,447
Investment thickness (3)	18.95%	8.61%	6.20%	11.82%
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

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2021:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$3,076	$—	$3,076	$4,089	$—	$4,089	$(1,013)	$—	$(1,013)
Mezzanine	2,178	—	2,178	1,631	—	1,631	547	—	$547
Subordinate	80,058	10,292	90,350	—	—	—	80,058	10,292	$90,350
Interest only / excess	15,052	2,923	17,975	—	—	—	15,052	2,923	$17,975
Whole pool	—	372,055	372,055	—	354,781	354,781	—	17,274	$17,274
Total	$100,364	$385,270	$485,634	$5,720	$354,781	$360,501	$94,644	$30,489	$125,133

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2020:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$11,477	$6,820	$18,297	$11,936	$—	$11,936	$(459)	$6,820	$6,361
Mezzanine	2,207	—	2,207	1,633	—	1,633	574	—	574
Subordinate	78,830	18,784	97,614	15,104	—	15,104	63,726	18,784	82,510
Interest only / excess	31,818	—	31,818	—	—	—	31,818	—	31,818
Whole pool	—	—	—	—	—	—	—	—	—
Total	$124,332	$25,604	$149,936	$28,673	$—	$28,673	$95,659	$25,604	$121,263

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2021:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$18,297	$2,207	$97,614	$31,818	$—	$149,936
Acquisitions:
Secondary market purchases of AOMT securities	—	—	2,209	—	—	2,209
Third party securities	—	—	5,122	7,485	1,466,854	1,479,461
Effect of principal payments / called deals	(15,029)	—	(19,576)	(3,781)	(1,096,112)	(1,134,498)
IO and excess servicing prepayments	—	—	—	(17,355)	—	(17,355)
Changes in fair value, net	(192)	(29)	4,981	(192)	1,313	5,881
Ending fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2020:

	Senior	Mezzanine	Subordinate	Interest Only	Total
	(in thousands)
Beginning fair value	$19,060	$2,237	$31,679	$24,016	$76,992
Acquisitions:
Retained from AOMT securitizations	—	—	40,380	26,140	66,520
Secondary market purchases of AOMT securities	—	—	5,663	—	5,663
Third party securities	6,880	—	18,098	—	24,978
Effect of principal payments / called deals	(7,709)	—	(2,377)	—	(10,086)
IO and excess servicing prepayments	—	—	—	(9,672)	(9,672)
Changes in fair value, net	66	(30)	4,171	(8,666)	(4,459)
Ending fair value	$18,297	$2,207	$97,614	$31,818	$149,936

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2021)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2021.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of commercial mortgage-backed securities “CMBS” issued in the AOMT 2020-SBC1 securitization transaction is shown below as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	($ in thousands)
UPB of loans	$140,360	$179,789
Number of loans	189	234
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$743	$768
Weighted average LTV at loan origination and deal date	58.4%	62.3%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	7,993	—	7,993	5,766	—	5,766
Interest only / excess	2,763	—	2,763	3,031	—	3,031
Total	$10,756	$—	$10,756	$8,797	$—	$8,797

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include capital contributions from our investors prior to the IPO, the proceeds from the IPO and concurrent private placement, payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, and securitizations of our whole loans. Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
We have used and expect to continue to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage‑related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we have financed and expect to continue to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long‑term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements.

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

Description of Existing Financing Arrangements

As of December 31, 2021, we were a party to six loan financing lines, which permitted borrowings in an aggregate amount of up to $1.3 billion. Borrowings under these agreements may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes. A description of each loan financing line is set forth as follows:
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
Banc of California Loan Financing Line. On December 21, 2018, we and our subsidiary entered into a master repurchase agreement with Banc of California, National Association (“Banc of California”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Banc of California. Pursuant to the agreement, we or our subsidiary may sell to Banc of California, and later repurchase, up to $50.0 million aggregate borrowings on mortgage loans. The agreement was set to expire on March 16, 2022, unless terminated earlier pursuant to the terms of the agreement; however, the agreement was amended on March 7, 2022 to expire on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread.

The principal amount paid by Banc of California for each mortgage loan is based on the lesser of (1) a percentage of the original principal amount of the mortgage loan (ranging from 75% to 97%) and (2) a percentage of its take‑out commitment (97%) or $4.0 million, depending on the loan type. Pursuant to the agreement, Banc of California retains the right to determine the market value of the mortgage loan collateral in its sole discretion. During the year ended December 31, 2021, upon our or our subsidiary’s repurchase of the mortgage loan, we are, or our subsidiary is, required to repay Banc of California the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) a specified minimum rate (ranging from 3.50% to 4.13%) and (B) one‑month LIBOR plus a spread ranging from 2.50% to 3.13%, and (2) in the case of loans with maturities over 364 days, the seasoned spread of 1.0%. As discussed above, the LIBOR reference rate was changed to SOFR beginning March 8, 2022 and going forward.

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
Deutsche Bank Loan Financing Line. On February 13, 2020, we and our subsidiary entered into a master repurchase agreement with Deutsche Bank, AG (“Deutsche Bank”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Deutsche Bank. Pursuant to the agreement, we or our subsidiary may sell to Deutsche Bank, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement, as amended previously, was set to expire on February 11, 2022. On February 4, 2022, the agreement was amended to expire on February 2, 2024, unless terminated earlier pursuant to the terms of the agreement.
The principal amount paid by Deutsche Bank for each mortgage loan is based on a percentage of the market value, cost‑basis value or unpaid principal balance of the mortgage loan (generally ranging from 60% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Deutsche Bank retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Deutsche Bank is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Prior to the February 2, 2024 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we or our subsidiary were required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) 0.00% and (B) one‑month LIBOR and (2) a spread generally ranging from 2.00% to 3.25%.
Pursuant to the amendment executed on February 4, 2022, interest will now accrue on any outstanding balance under the Master Repurchase Agreement at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month). Previously, interest accrued at a rate based on one-month LIBOR. Additionally, the agreement was also amended to remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a spread generally ranging from 2.20% to 3.45%.
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

Goldman Loan Financing Line. On March 5, 2021, we and our subsidiary entered into a master repurchase agreement with Goldman Sachs Bank USA (“Goldman”). We are considered a “Seller” under this agreement. Pursuant to the agreement, we or our subsidiary may sell to Goldman, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans. The agreement was set to expire on March 5, 2022, unless terminated earlier pursuant to the terms of the agreement; however, was extended on March 2, 2022 to expire on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement.
The principal amount paid by Goldman for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan (generally ranging from 75% to 85%, depending on the type of loan), whichever is less. Pursuant to the agreement, Goldman retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner. The loan financing line is marked‑to‑market at fair value. Additionally, Goldman is under no obligation to purchase the eligible mortgage loans we offer to sell to them. During the years ended December 31, 2021 and 2020, upon our or our subsidiary’s repurchase of the mortgage loan, we were, or our subsidiary was, required to repay Goldman the principal amount related to such mortgage loan plus accrued interest generally at a rate based on three‑month LIBOR plus 2.25%. On January 1, 2022, the LIBOR-based index was replaced by reference to the sum of Compounded SOFR and a SOFR adjustment of 20 basis points. Compounded SOFR is determined on a one-month basis and is defined as a daily rate as determined by Goldman to be the “USD-SOFR-Compound” rate as defined in the International Swaps and Derivatives Association, Inc. definitions.
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
Veritex Financing Line. On August 16, 2021, we and our subsidiaries entered into a non-mark-to-market $50.0 million committed financing facility with Veritex Community Bank (“Veritex”) through the execution of a Loan and Security Agreement (the “Loan and Security Agreement”) and a Promissory Note (the “Promissory Note” and together with the Loan and Security Agreement, the “Facility Documents”) among those subsidiaries and Veritex. Pursuant to the Facility Documents, Veritex agreed to make one or more advances to one or more of the subsidiaries of the Company (together, the “Borrowers”) secured by mortgage loans, notes and related collateral (the “Veritex Financing Line”). On February 11, 2022, the Company amended the financing facility to increase the size of the financing facility to $75.0 million from $50.0 million. The Veritex Financing Line expires, and amounts outstanding under the Veritex Financing Line will mature, on August 16, 2023, subject to certain exceptions.
The amount advanced by Veritex for each eligible loan is based on the unpaid principal balance of the loan, the loan-to-value ratio of the loan and the FICO score of the borrower and ranges from 80.00% to 92.50% depending on the type of loan and the aforementioned criteria. Prior to the February 11, 2022 amendment, the interest rate on any outstanding balance under the Facility Documents is the greater of (1) the sum of (A) one-month LIBOR and (B) 2.30%, and (2) 3.13%. After the February 11, 2022 amendment, interest will accrue on any outstanding balance at a rate based on Term SOFR plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum.
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
Barclays Financing Line. On September 20, 2021, we and one of our subsidiaries (the “Subsidiary”) entered into a $400.0 million repurchase facility (the “Barclays Financing Line”) with Barclays Bank PLC (“Barclays”) through the execution of a Master Repurchase Agreement (the “Master Repurchase Agreement”) between the Subsidiary and Barclays. Pursuant to the Master Repurchase Agreement, the Subsidiary may sell certain securities to Barclays representing whole loan assets and later repurchase such securities from Barclays. The Master Repurchase Agreement expires on September 20, 2022, unless terminated earlier pursuant to the terms of the Master Repurchase Agreement. On January 27, 2022, this repurchase facility was amended to to state that interest will accrue on any outstanding balance at a rate based on Term SOFR and increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which is subject to reduction to $400.0 million upon the earlier to occur of (1) the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement and (2) March 30, 2022.
The amount expected to be advanced by Barclays is generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, which is a percentage of the unpaid principal balance or market value of the asset depending on the type of underlying asset. Prior to the January 27, 2022 amendment, the interest rate on any outstanding balance under the Master Repurchase Agreement that the Subsidiary was required to pay Barclays was generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, where the interest rate was equal to the sum of (1) a spread ranging from 1.70% to 3.50%, determined based on the type of underlying asset, and (2) one-month or three-month LIBOR. Additionally, Barclays is under no obligation to purchase the securities we offer to sell to them.
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
The following table sets forth the details of our financing lines as of each of December 31, 2021 and 2020:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate	Interest Rate Spread	December 31, 2021	December 31, 2020
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month LIBOR	1.70% - 3.50%	$362,899	N/A
Nomura Corporate Funding Americas, LLC (2)	300,000	1 month or 3 month LIBOR	1.70% - 3.50%	103,149	$8,011
Deutsche Bank, AG (3)	250,000	1 month LIBOR	2.00% - 3.25%	231,981	34,905
Goldman Sachs Bank USA (4)	200,000	3 month LIBOR	2.25%	109,283	N/A
Banc of California, National Association (5)	50,000	1 month LIBOR	2.50% - 3.13%	34,838	38,989
Veritex Community Bank (6)	50,000	1 month LIBOR	2.30%	11,258	N/A
Total	$1,250,000			$853,408	$81,905
(1) On September 20, 2021, the Company entered into a $400.0 million repurchase facility with Barclays Bank PLC which expires on September 20, 2022. On January 27, 2022, this repurchase facility was amended to to state that interest will accrue on any outstanding balance at a rate based on Term SOFR and increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which is subject to reduction to $400.0 million upon the earlier to occur of (1) the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement and (2) March 30, 2022.

(2) On August 6, 2021, this facility was amended to extend the expiration date from December 3, 2021 to August 5, 2022, add the one-month LIBOR as a base interest rate for certain loans, and change the interest rate spread to 1.70% (from 1.75%) to 3.50%.

(3) On June 21, 2021, this facility was amended to increase the facility limit from $150.0 million to $250.0 million. This facility expires on February 11, 2022. On February 4, 2022, this facility was amended to state that interest will accrue on any outstanding balance at a rate based on Term SOFR. Additionally, the agreement was amended to (1) adjust the initial termination date of the Master Repurchase Agreement from February 11, 2022 to February 2, 2024; (2) remove any draw fees; and (3) adjust the pricing rate whereby upon the Company’s or the Subsidiary’s repurchase of a mortgage loan, the Company or the Subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a spread generally ranging from 2.20% to 3.45%.

(4) This agreement was entered into on March 5, 2021, and was set to expire on March 5, 2022. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate. On March 2, 2022, the agreement was extended to expire on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement.

(5) This agreement was set to expire on March 16, 2022. On March 7, 2022, the agreement was amended to expire on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread.

(6) On August 16, 2021, the Company entered into a financing facility with Veritex Community Bank, which expires on August 16, 2023. On February 11, 2022, the Company amended the financing facility to (1) increase the size of the financing facility to $75.0 million from $50.0 million, and (2) interest will accrue on any outstanding balance at a rate based on Term SOFR plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. As of December 31, 2021, there was approximately $609.3 million outstanding under these repurchase facilities, with a weighted average interest rate of 0.15%.
The following table sets forth certain characteristics of our short-term repurchase facilities as of December 31, 2021 and 2020:

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13

December 31, 2020
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S Treasury Bills	$149,618	0.25%	19
RMBS	28,673	1.40%	19
Total	$178,291	0.44%	19

The following table presents the amounts of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2020	$578,860	$85,822	$578,860
Q2 2020	587,375	69,712	587,375
Q3 2020	50,541	139,439	50,541
Q4 2020	178,291	41,866	178,291
Q1 2021	27,796	57,470	27,796
Q2 2021	787,176	407,486	787,176
Q3 2021	489,287	173,265	489,287
Q4 2021	609,251	206,897	609,251

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
Securitization Transactions
In November 2021, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, a substantial majority of which were non‑QM loans originated by our affiliate mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2021-7 issued approximately $386.9 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $331.8 million and retained cash of $39.8 million, which was used to acquire additional non‑QM loans, pay down repurchase facilities, and acquire other target assets.
We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2021-7 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet as of December 31, 2021.
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
We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2021-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet as of December 31, 2021.
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

We, along with other Angel Oak managed entities, have also participated together in a commercial mortgage loan securitization. In November 2020, we participated in a securitization transaction of a pool of small balance commercial mortgage loans consisting of mortgage loans secured by commercial properties. In the transaction, AOMT 2020-SBC1 issued approximately $164.3 million in face value of bonds. We contributed commercial mortgage loans with a carrying value of approximately $31.2 million that we had accumulated and held on our balance sheet to AOMT 2020-SBC1, and we received bonds from AOMT 2020-SBC1 with a fair value of approximately $8.9 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $16.6 million and retained cash of $8.2 million, which was used to acquire additional non-QM loans and other target assets. An affiliate of Wells Fargo Securities, LLC, one of the underwriters in this offering, serves as the securities administrator for AOMT 2020-SBC1 and is responsible for, among other things, calculating and making distributions to the securitization’s certificate holders.
Leverage and Hedging Strategies

We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions.
Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options.
Cash Flows

	For the Years Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Cash flows provided by (used in) operating activities	$(1,567,946)	$34,409
Cash flow used in investing activities	$(460,484)	$(52,436)
Cash flows provided by financing activities	$2,034,766	$54,798
Net increase (decrease) in cash and restricted cash	$6,336	$36,771

Operating cash flows of $(1.6) billion for the year ended December 31, 2021 as compared to $34.4 million for the year ended December 31, 2020 were primarily due to the purchase of additional residential mortgage loans during the year ended December 31, 2021.

Investing cash flows of $(460.5) million for the year ended December 31, 2021 as compared to $(52.4) million for the year ended December 31, 2020 were primarily due to the purchase of AOMT and other non-Agency RMBS during the year ended December 31, 2021, along with certain quarter-end purchases of whole pool Agency RMBS and U.S. Treasury securities, which was partially offset by sales of the whole pool Agency RMBS and U.S. Treasury securities subsequent to quarter-end.

Financing cash flows of $2.0 billion for the year ended December 31, 2021 as compared to $54.8 million for the year ended December 31, 2020. This increase was due to proceeds from securitization activities (AOMT 2021-4 and AOMT 2021-7), and borrowings on notes payable and repurchase facilities, as well as proceeds received from the IPO, contributions received from our former sole stockholder, and proceeds received from our private placement concurrent with the IPO.

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

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements included in Part II, Item 8, Footnote 2, of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements and any expected impact on us.

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

Management discusses the ongoing development and selection of the critical accounting policies as set forth below with the Audit Committee of our Board of Directors:

Fair Value Measurements
We report various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. This definition of fair value focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs when determining fair value. Inputs may be observable or unobservable.

•Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity.

•Unobservable inputs are inputs that reflect the reporting entity’s own assumptions.

A fair value hierarchy for inputs is implemented in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are used when available. The availability of valuation techniques and the ability to attain observable inputs can vary from investment to investment and are affected by a wide variety of factors, including the type of investment, whether the investment is newly issued and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the transaction.

The fair value hierarchy is categorized into three broad levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted, quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on quoted prices in an inactive market, or whose values are based on models — but the inputs to those models are observable either directly or indirectly for substantially the full term of the assets and liabilities. Level 2 inputs include the following:

a) Quoted prices for similar assets and liabilities in active markets (e.g., restricted stock);

b) Quoted prices for identical or similar assets and liabilities in non-active markets (e.g., corporate and municipal bonds);

c) Pricing models whose inputs are observable for substantially the full term of the assets and liabilities (e.g., OTC derivatives); and

d) Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (e.g., residential and commercial mortgage-related assets, including whole loans, securities, and derivatives).

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Valuation of these assets is typically based on our Manager's own assumptions or expectations based on the best information available. The degree of judgment exercised in determining fair value is greatest for investments categorized in Level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the actual level is determined based on the level of inputs that is most significant to the fair value measurement in its entirety.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised in determining fair value is greatest for investments categorized in Level 3. Transfers, if any, between levels are determined by us on the first day of the reporting period.

Valuation estimates are subject to uncertainty due to inherently subjective valuation inputs. The most significant valuation estimates to us are those for residential mortgage loans and Non-Agency RMBS, as those two categories of assets are the largest assets on our balance sheet subject to Level 2 or Level 3 valuation estimates. The assumptions regarding valuations for the asset categories are described as follows:

•Residential Mortgage Loans - The Company recognizes residential mortgage loans at fair value. The fair value of the residential mortgage loans is predominantly based on trading activity observed in the marketplace, provided by a third‑party pricing service. The third‑party pricing service obtains comparative pricing from banks, brokers, hedge funds, REITs and from its own brokerage business. The third‑party pricing service also maintains a spread matrix created from trading levels observed in the secondary market and from indications of holding values in client investments. The spreads are meant to depict the required spread demanded by investors in the current environment. The matrix is segregated by loan structure type (hybrid arm, fixed rate, home equity line of credit, second lien, pay option arm, etc.), delinquency status, and loan to value strata. Significant matrix inputs are analyzed at the loan level. The performing residential mortgage loans are categorized as Level 2 in the fair value hierarchy, while non‑performing loans are categorized as Level 3 given their limited marketability and availability of observable valuation inputs. Both Level 2 and Level 3 loans matrix inputs include collateral behavioral models including prepayment rates, default rates, loss severity, and discount rates.

•Non‑Agency RMBS (“Non‑Agency”) - Non‑Agencies consist of investments in collateralized mortgage obligations. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for the investments. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline DM/Yield, recovery assumptions, tranche type, collateral coupon, age and loan size and other inputs specific to each security. These quotes are most reflective of the price that would be achieved if the security was sold to an independent third party on the date of the consolidated financial statements. Non‑Agencies are categorized in Level 2 of the fair value hierarchy.

Variable Interest Entities

A VIE is defined as an entity in which equity investors (1) do not have the characteristics of a controlling financial interest, and/or (2) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that has both (a) the power to control the activities that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

VIEs for which we are considered to be the primary beneficiary:

Determining the primary beneficiary of a VIE requires judgment. We determined that for the securitizations we consolidate, our ownership provides us with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, or power, such as rights to replace the servicer without cause or we were determined to have power in connection with our involvement with the structure and design of the VIE.

The securitization trusts are structured as entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. Our risks associated with our involvement with these VIEs are limited to our risks and rights as a holder of the security we have retained as well as certain risks which may occur when the we act as either the sponsor and/or depositor of and the seller, directly or indirectly to, the securitization entities.
Our interest in the assets held by consolidated securitization vehicles, which are consolidated on our consolidated balance sheets, is restricted by the structural provisions of these trusts, and a recovery of our investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on our consolidated balance sheets, are non-recourse to us, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.
The assets of securitization entities are comprised of RMBS or residential mortgage loans.
VIEs for which we are not considered to be the primary beneficiary:
We perform ongoing reassessments of whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion to change.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Angel Oak Mortgage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Angel Oak Mortgage, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder(s)’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the valuation of residential mortgage loans at fair value

As discussed in Notes 2, 3, 4, and 10 to the consolidated financial statements, the Company records performing residential mortgage loans and residential mortgage loans in securitization trusts (together, “residential mortgage loans”) at fair value on its consolidated balance sheet as a result of electing the fair value option at the time of acquisition. As of December 31, 2021, the recorded balance of the Company’s residential mortgage loans was $1.7 billion. The Company determines the fair value of its residential mortgage loans based on trading activity observed in the marketplace, provided by a third-party pricing service, using both market comparable information and discounted cash flow modeling techniques.

We identified the assessment of the valuation of residential mortgage loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, was involved in determining certain of the underlying assumptions, including prepayment, default, loss severity, and discount rates, which are not readily observable in the market and subject to significant measurement uncertainty. The evaluation of these assumptions to determine the valuation of residential mortgage loans required subjective and complex auditor judgment since the assumptions used were sensitive to variation, such that changes in the assumptions could cause significant changes in the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to valuation of residential mortgage loans at fair value and involved valuation professionals with specialized skills and knowledge who assisted in:

•assessment of the third-party developed valuation techniques and models through comparison to industry practices

•evaluating whether the underlying third-party assumptions which were used to determine the fair value reflect those which a market participant would use to determine an exit price in the current market environment

•evaluating the assumptions used to determine the fair value of residential mortgage loans by comparing the assumptions above for a selection of residential mortgage loans to market research and relevant industry practices

•independently recalculating the fair value of a selection of loans using the Company’s assumptions and comparing the results of our recalculation of fair value to the Company’s fair value estimate.

/s/ KPMG
We have served as the Company’s auditor since 2018.
Atlanta, Georgia
March 28, 2022

Angel Oak Mortgage, Inc.
Consolidated Balance Sheets

(in thousands, except for share data)

	As of:
	December 31, 2021	December 31, 2020
ASSETS
Residential mortgage loans - at fair value	$1,061,912	$142,030
Residential mortgage loans in securitization trusts - at fair value	667,365	—
Commercial mortgage loans - at fair value	18,664	7,466
RMBS - at fair value	485,634	149,936
CMBS - at fair value	10,756	8,796
U.S. Treasury securities - at fair value	249,999	149,995
Cash and cash equivalents	40,801	43,569
Restricted cash	11,508	2,404
Principal and interest receivable	25,984	5,058
Receivable from affiliate	—	14
Other assets	5,306	388
Total assets	$2,577,929	$509,656

LIABILITIES AND STOCKHOLDER(S)’ EQUITY
LIABILITIES
Notes payable	$853,408	$81,905
Non-recourse securitization obligations, collateralized by residential mortgage loans, net	616,557	—
Securities sold under agreements to repurchase	609,251	178,291
Unrealized depreciation on futures contracts - at fair value	728	198
Accrued expenses	442	121
Accrued expenses payable to affiliate	1,425	732
Interest payable	1,283	100
Income taxes payable	1,600	—
Management fee payable to affiliate	1,845	—
Total liabilities	$2,086,539	$261,347

Commitments and contingencies

STOCKHOLDER(S)’ EQUITY
Series A preferred stock, $0.01 par value, 12% cumulative, non-voting, 125 shares issued and outstanding as of December 31, 2021 and 2020	101	101
Common stock, $0.01 par value. As of December 31, 2021: 350,000,000 shares authorized, 25,227,328 shares issued and outstanding. As of December 31, 2020: 90,000,000 shares authorized, 15,724,050 shares issued and outstanding.	252	157
Additional paid-in capital	476,510	246,489
Accumulated other comprehensive income (loss)	3,000	(1,039)
Retained earnings	11,527	2,601
Total stockholder(s)’ equity	$491,390	$248,309
Total liabilities and stockholder(s)’ equity	$2,577,929	$509,656

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share data)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
INTEREST INCOME, NET
Interest income	$60,555	$40,820
Interest expense	11,476	7,499
NET INTEREST INCOME	49,079	33,321

REALIZED AND UNREALIZED LOSSES, NET
Net realized loss on mortgage loans, derivative contracts, RMBS, and CMBS	(4,926)	(20,793)
Net unrealized loss on mortgage loans and derivative contracts	(2,392)	(2,144)
TOTAL REALIZED AND UNREALIZED LOSSES, NET	(7,318)	(22,937)

EXPENSES
Operating expenses	6,060	1,680
Due diligence and transaction costs	2,551	356
Stock compensation	1,715	—
Operating expenses incurred with affiliate	2,828	1,742
Securitization costs	—	2,527
Management fee incurred with affiliate	5,894	3,343
Total operating expenses	19,048	9,648

INCOME BEFORE INCOME TAXES	22,713	736
Income tax expense	1,600	—
NET INCOME	21,113	736
Preferred dividends	(15)	(15)
NET INCOME ALLOCABLE TO COMMON STOCKHOLDER(S)	$21,098	$721
Other comprehensive income (loss)	4,039	(4,593)
TOTAL COMPREHENSIVE INCOME (LOSS)	$25,137	$(3,872)

Basic earnings per common share	$1.02	$0.05
Diluted earnings per common share	$1.01	$0.05

Weighted average number of common shares outstanding:
Basic	20,601,964	15,724,050
Diluted	20,852,554	15,724,050

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Consolidated Statements of Changes in Stockholder(s)’ Equity

(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder(s)’ Equity
Stockholder’s equity as of December 31, 2019	$101	$157	$87,471	$3,554	$3,580	$94,863
Distributions to common stockholder	—	—	(75,000)	—	(1,700)	(76,700)
Contributions from common stockholder	—	—	234,018	—	—	234,018
Dividends declared - preferred	—	—	—	—	(15)	(15)
Unrealized loss on RMBS and CMBS	—	—	—	(4,593)	—	(4,593)
Net income	—	—	—	—	736	736
Stockholder’s equity as of December 31, 2020	$101	$157	$246,489	$(1,039)	$2,601	$248,309
Contributions from common stockholder prior to IPO	—	—	56,261	—	—	56,261
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Shares repurchased	—	(3)	(4,657)	—	—	(4,660)
Non-cash equity compensation	—	5	1,710	—	—	1,715
Dividends declared - preferred	—	—	—	—	(15)	(15)
Unrealized gain on RMBS and CMBS	—	—	—	4,039	—	4,039
Dividends paid on common stock	—	—	—	—	(12,172)	(12,172)
Net income	—	—	—	—	21,113	21,113
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	$491,390

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,113	$736
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized losses	4,926	20,793
Net unrealized loss on mortgage loans and derivative contracts	2,392	2,144
Accretion of securities	—	(110)
Amortization of debt issuance costs	458	55
Net amortization of premiums and discounts on mortgage loans	635	355
Non-cash stock compensation	1,715	—
Net change in:
Purchases of residential mortgage loans from affiliates	(909,442)	(423,172)
Purchases of residential mortgage loans from non-affiliates	(820,141)	(71,577)
Sales of residential mortgage loans into affiliate’s securitization trust	—	504,731
Principal payments on residential mortgage loans	138,587	16,359
Margin posted on interest rate futures contracts	13,253	(14,135)
Principal and interest receivable	(20,926)	(1,971)
Receivable from affiliate	14	1,102
Other assets	(6,172)	(175)
Management fee payable to affiliate	1,845	(27)
Accrued expenses	321	(317)
Accrued expenses payable to affiliate	693	(48)
Income taxes payable	1,600
Interest payable	1,183	(334)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,567,946)	$34,409

Angel Oak Mortgage, Inc.
Consolidated Statements of Cash Flows

(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS and CMBS	(1,481,011)	(1,456,004)
Purchases of investments in U.S. Treasury Bills	(604,995)	—
Sale of investments in RMBS and CMBS	1,120,071	1,385,000
Sale of investments in U.S. Treasury Bills	504,984	—
Principal payments on RMBS and CMBS securities	11,234	10,091
Purchases of commercial mortgage loans from affiliate	(12,328)	(26,334)
Sale of commercial mortgage loans into affiliate’s securitization trust	—	34,041
Sale of commercial mortgage loans to third parties	1,540	—
Principal payments on commercial mortgage loans	21	770
NET CASH USED IN INVESTING ACTIVITIES	$(460,484)	$(52,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from prior common stockholder	56,261	234,018
Proceeds from issuance of common stock in IPO	136,800	—
Proceeds from private placement concurrent with IPO	40,000	—
Shares of stock repurchased	(4,660)	—
Distributions to prior common stockholder	—	(76,700)
Dividends paid to common stockholders	(12,172)	—
Principal payments on loans held in securitization trusts	(60,594)	—
Preferred dividends paid	(15)	(15)
Cash paid for debt issuance costs	(3,002)	(153)
Proceeds from securitizations	679,685	—
Net proceeds from (purchases of) securities sold under agreements to repurchase	430,960	(45,800)
Net proceeds from (payments on) notes payable	771,503	(56,552)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,034,766	$54,798

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$6,336	$36,771
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	45,973	9,202
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$52,309	$45,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$10,293	$7,833

(1) Cash, cash equivalents, and restricted cash as of December 31, 2021 included cash and cash equivalents of $40.8 million and restricted cash of $11.5 million, and at December 31, 2020 included cash and cash equivalents of $43.6 million and restricted cash of $2.4 million.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

1.    Organization
Angel Oak Mortgage, Inc. (together with its subsidiaries the “Company”), is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make investments in first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of affiliates, Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Mortgage Lending”), which operates through wholesale and retail channels and has a national origination footprint. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly‑owned subsidiaries. All significant inter‑company balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

Recent Accounting Standards - Recently Issued
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. In January 2021, the FASB amended the standard to clarify option expedients and exceptions for contract modifications and hedge accounting. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The Company has determined that the impact of this accounting standard is immaterial to its financial statements.

Variable Interest Entities
A variable interest entity (“VIE”) is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design and structure of the VIE.
The Company’s securitization trusts are structured as VIEs that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. The Company’s risks associated with its involvement with these VIEs are limited to its risks and rights as a holder of the security it has retained as well as certain associated risks which may occur when the Company acts as either the sponsor and/or depositor of and the seller, directly or indirectly to, the securitization entities.
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
As of December 31, 2021, the Company’s interest in the assets held by consolidated securitization vehicles, which are consolidated on the Company’s consolidated balance sheet is restricted by the structural provisions of these trusts, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s consolidated balance sheet as of December 31, 2021, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.
As of and for the year ended December 31, 2020, the Company was not a primary beneficiary in the VIEs in which it had an interest, which are comprised of the securitizations in which the Company participated within the purview of Angel Oak Mortgage Trust I (“AOMT”).
The assets of securitization entities are comprised of RMBS or residential mortgage loans. See Note 3 - Variable Interest Entities for further discussion of the characteristics of the securities and loans in the Company’s portfolio relating to asset pools arising from securitization transactions.
The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE would cause the Company’s consolidation conclusion to change.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it currently operates in a single operating segment and has one reportable segment, which is to acquire, invest in, and finance mortgage‑related assets. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Cash and Cash Equivalents
Cash represents cash deposits held at financial institutions. Cash equivalents include short‑term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have maturities of three months or less at acquisition. The Company maintains its cash and cash equivalents with major financial institutions. Accounts at these institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for each bank. The Company is exposed to credit risk for amounts held in excess of the FDIC limit. The Company does not anticipate nonperformance by these financial institutions.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

Restricted Cash
Restricted cash represents cash held at financial institutions for both margin on futures trading activity and short-term collateral for repurchase agreements. If margin were to be due to the Company from either of these financial institutions as a counterparty, it would represent cash posted with the Company by its counterparties as collateral under the Company’s interest rate derivative financial instruments and repurchase agreements, and be reflected as a liability of “due to counterparties” on the consolidated balance sheets.
Fair Value Measurements
The Company reports various investments at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. This definition of fair value focuses on exit price and prioritizes the use of market‑based inputs over entity‑specific inputs when determining fair value. In addition, the framework for measuring fair value establishes a three‑level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. See Note 10, Fair Value Measurements for further discussion on fair value measurements.
The Company accounts for any purchases or sales of Investment Securities on a trade date basis. At the time of disposition, realized gains or losses on sales of Investment Securities are determined based on a specific identification basis and are a component of “net realized loss on mortgage loans, derivative contracts, RMBS, and CMBS” in the consolidated statements of operations and comprehensive income (loss).
RMBS, CMBS, and U.S. Treasury Bills (“Investment Securities”), at Fair Value; and Purchase and Sale of Investment Securities
The Company classifies its investments in RMBS, CMBS, and U.S. Treasury Bills as available for sale and accordingly records them at fair value in the consolidated balance sheets. Changes in fair value for these Investment Securities are reported in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).
Residential Mortgage Loans, Residential Mortgage Loans in Securitization Trusts, and Commercial Mortgage Loans, at Fair Value

Residential mortgage loans, residential mortgage loans in securitization trusts, and commercial loans are recorded using the fair value option in ASC Topic 825 - Financial Instruments, and therefore recorded at fair value in the consolidated balance sheets. Changes in fair value are reported in current earnings in “net unrealized loss on mortgage loans and derivative contracts” in the consolidated statements of operations and comprehensive income (loss). Residential and commercial mortgage loans include loans that the Company may be marketing for sale to third parties, including transfers to securitization entities with either solely contributed loans or with loans contributed to securitization entities along with other Angel Oak entities.

Derivative Financial Instruments, at Fair Value

The Company uses a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. Derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value on the consolidated balance sheets. These derivative financial instrument contracts are not designated as hedges for U.S. GAAP purposes; therefore, all changes in fair value are recognized in earnings. See Note 9, Derivative Financial Instruments for further information.

Revenue Recognition
Investment Securities
Interest income on Investment Securities is recognized based on outstanding principal balances and contractual terms. Premiums and discounts are generally amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayments.
Residential Mortgage Loans
Interest income on residential mortgage loans is recognized using the effective interest method over the life of the loans. The amortization of any premiums and discounts is included in interest income. Interest income recognition is suspended when residential mortgage loans are placed on non-accrual status. Generally, residential mortgage loans are placed on non-accrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date residential mortgage loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status.
Commercial Mortgage Loans
Interest income on commercial mortgage loans is recognized using the effective interest method over the life of the loans. The amortization of any related premiums and discounts is included in interest income. Interest income recognition is suspended when the commercial mortgage loan becomes more than 90 days past due. Interest received after the loan becomes past due or impaired is used to

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

reduce the outstanding loan principal balance. A delinquent loan previously placed on non-accrual status is placed back on accrual status when all delinquent principal and interest has been remitted by the borrower. Alternatively, the delinquent or impaired loan may be placed back on accrual status if restructured and after the loan is considered re‑performing. A restructured loan is considered re‑performing when the loan has been current for at least 12 months.
Repurchase Agreements
The Company finances purchases of residential and commercial mortgage loans and Investment Securities through the use of repurchase agreements. The repurchase agreements are treated as collateralized financing transactions, which expire within approximately one year or less and are carried at their contractual amounts, including accrued interest as specified in the respective agreements. Interest paid and accrued in accordance with repurchase agreements is recorded as interest expense.
Earnings Per Share
Basic net income (loss) per share is computed by dividing net income (loss) allocable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period, unless anti-dilutive.
Share-Based Compensation
The Company amortizes the fair value of previously granted share-based awards to expense over the vesting period using the straight line method. The initial cost of share-based awards is established at the Company’s closing share price on the grant date of the award. The Company recognizes adjustments for forfeitures as forfeitures occur.

Income Taxes
The Company has elected to be taxed as a REIT under the Code starting with its taxable year ended December 31, 2019 and will operate in conformity with the requirements for qualification as a REIT under the Code. Accordingly, the Company will generally not be subject to corporate U.S. federal income tax to the extent that the Company makes qualifying distributions to stockholders, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state, and any applicable local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to stockholders.
The dividends paid deduction for qualifying dividends paid to stockholders is computed using the Company’s taxable income as opposed to net income reported in the consolidated statements of operations and comprehensive income (loss). Taxable income will generally differ from net income reported in the consolidated statements of operations and comprehensive income (loss) because the determination of taxable income is based on tax regulations and not U.S. GAAP.
The Company has created and elected to treat AOMR TRS as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non‑real estate‑related business. A domestic TRS is subject to U.S. federal, state, and local corporate income taxes, and the value of the securities of the TRS together with the value of the securities of any other TRS owned by the Company may not exceed 20% of the value of the Company’s total assets. If the TRS generates net income, it may declare dividends to the Company, which will be included in the Company’s taxable income and may necessitate a distribution to its stockholders to satisfy distribution requirements and to avoid U.S. federal income and excise tax. Conversely, if the Company retains earnings at the TRS level, no distribution is required.
Current and deferred taxes are recorded on earnings (losses) recognized by AOMR TRS. Deferred income tax assets and liabilities are calculated based upon temporary differences between the Company’s U.S. GAAP consolidated financial statements and the U.S. federal and state tax basis of assets and liabilities as of the consolidated balance sheet date. If any deferred tax assets exist, the Company evaluates the realizability of such, and subsequently may recognize a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of a deferred tax asset, the Company will consider expected future taxable income, existing and projected book to tax differences, and any tax planning strategies. Such an analysis is inherently subjective, as it is based on forecast earnings and business and economic activity.
As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a nondeductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid U.S. federal corporate income tax.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

Risks and Uncertainties
Credit Risk
The Company assumes credit risk through its investments in mortgage loans and other mortgage‑related assets. Credit losses on mortgage loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents on single‑ and multi‑family residential rental properties; natural disasters, including the effects of climate change (including flooding, drought, wildfires, and severe weather), and other natural events; uninsured property loss; over‑leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause the Company’s credit losses to increase.
In addition, rising interest rates may increase the credit risk associated with certain residential mortgage loans. For example, the interest rate is adjustable for many of the loans held by the Company or within the securitization entities in which the Company participates. In addition, a portion of the loans the Company has pledged to secure loan financing lines have adjustable interest rates. Accordingly, when short‑term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable‑rate mortgages, and this may increase borrowers’ delinquencies and defaults.
Credit losses on commercial mortgage loans can occur for many of the reasons noted above for residential mortgage loans. Moreover, these types of real estate loans may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose real estate loans are particularly sensitive to conditions in the rental housing market and to demand for rental residential properties.
Within a securitization of residential, multi‑family, or business purpose real estate loans, various securities are created, each of which has varying degrees of credit risk. The Company may own the securities in which there is more (or the most) concentrated credit risk associated with the underlying real estate loans. In general, losses on an asset securing a loan or loan included as collateral to a securitization will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by the first loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any classes in which the Company invests, the Company may not be able to recover all of its investment in the securities it holds. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first‑loss securities may suffer a total loss of principal, followed by losses on the second‑loss and then third‑loss securities (or other residential and commercial securities that the Company owns). In addition, with respect to residential securities the Company owns, the Company may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair the Company’s ability to project and realize future cash flows from these securities.
Investments in subordinated RMBS and CMBS involve greater credit risk than the senior classes of the issue or series. Many of the default‑related risks of whole loan mortgages will be magnified in subordinated securities. Default risks may be further pronounced in the case of RMBS and CMBS by, or evidencing an interest in, a relatively small or less diverse pool of underlying mortgage loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement or equity. In addition, principal payments on subordinated securities may be subject to a “lockout” period in which some or all of the principal payments are directed to the related senior securities. This lock‑out period may be for a set period of time and/or may be determined based on pool performance criteria such as losses and delinquencies. Such securities therefore possess some of the attributes typically associated with equity investments.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. A significant portion of the Company’s financial assets and liabilities, including the Company’s whole loan investments, investment securities, loan financing facilities, and security repurchase facilities, are interest earning or interest bearing and, as a result, the Company is subject to risks arising from fluctuations in the prevailing levels of market interest rates. In addition, all of the Company’s warehouse loan financing arrangements (notes payable) have a variable rate component or include rates which reset monthly and add additional risk due to fluctuations in market interest rates. Any excess cash and cash equivalents of the Company are invested in instruments earning short‑term market interest rates.
Subject to maintaining its qualification as a REIT and maintaining its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company may utilize various derivative instruments and other hedging instruments to mitigate interest rate risk.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

Liquidity Risk
An insufficient secondary market may prevent the liquidation of an asset or limit the funds that can be generated from selling an asset. A portion of the Company’s financial assets are considered to be illiquid and may be subject to high liquidity risk.
Prepayment Risk
The frequency at which prepayments occur on loans held and loans underlying RMBS and CMBS will be affected by a variety of factors including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, mortgage obligors tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans.
Generally, whole loans, RMBS, and CMBS purchased at a premium are adversely affected by faster than anticipated prepayments; and whole loans, RMBS, and CMBS purchased at a discount are adversely affected by slower than anticipated prepayments. The adverse effects of prepayments may impact the Company in two ways. First, particular investments may experience outright losses, as in the case of an interest‑only security in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to the financial instruments that the Company’s Manager may have constructed to reduce specific financial risks for these investments, resulting in a loss to the Company. In particular, prepayments (at par) may limit the potential upside of many whole loans, RMBS, and CMBS to their principal or par amounts, whereas their corresponding hedges, if any, often have the potential for unlimited loss.
Extension Risk
The Company’s Manager computes the projected weighted average life of the Company’s investments based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when fixed rate, adjustable rate, or hybrid mortgage loans or other mortgage‑related assets are acquired via borrowings, the Company may, but is not required to, enter into an interest rate swap agreement or other economic hedging instrument that attempts to fix the Company’s borrowing costs for a period close to the anticipated average life of the fixed rate portion of the related assets, in each case subject to maintaining the Company’s qualification as a REIT and maintaining the Company’s exclusion from regulation as an investment company under the Investment Company Act. This strategy is designed to protect the Company from rising interest rates, as the borrowing costs are managed to maintain a net interest spread for the duration of the fixed rate portion of the related assets. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have an adverse impact on the Company’s earnings, as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed rate, adjustable rate, or hybrid assets would remain fixed. In extreme situations, the Company may be forced to sell assets to maintain adequate liquidity, which could cause the Company to incur losses.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

3.    Variable Interest Entities
Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans to obtain long-term non-recourse financing. The Company evaluates its interest in each VIE to determine if it is the primary beneficiary.
VIEs for Which the Company is the Primary Beneficiary
In the third and fourth quarters of 2021, the Company entered into securitization transactions where it was determined that the Company was the primary beneficiary, as it controls the class of securities with call rights, or “controlling class” of securities, the XS tranche. The Company was the sole entity to contribute residential whole mortgage loans to the securitization vehicles, AOMT 2021-4 and AOMT 2021-7.
During the year ended December 31, 2021, in the AOMT 2021-4 and AOMT 2021-7 transactions, the Company securitized and consolidated approximately $703.5 million unpaid principal balance of seasoned residential non-QM mortgage loans. The retained beneficial interest in VIEs for which the Company is the primary beneficiary (currently comprised of AOMT 2021-4 and AOMT 2021-7) is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the consolidated balance sheet related to these consolidated VIEs as of December 31, 2021:

Assets:	(in thousands)
Residential mortgage loans in securitization trusts - at fair value	$667,365
Accrued interest receivable	1,728

Liabilities:
Non-recourse securitization obligations, collateralized by residential mortgage loans	$619,108
Less: debt issuance costs capitalized	(2,551)
Non-recourse securitization obligations, collateralized by residential mortgage loans, net	$616,557
Income and expense amounts related to the consolidated VIEs recorded in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021 is set forth as follows:

Total Consolidated VIEs
(in thousands)
Interest income	$7,933
Interest expense, non-recourse liabilities	(1,792)
Net interest income	6,141
Net unrealized loss on mortgage loans	(1,308)
Operating expenses	(86)
Income from consolidated VIEs	$4,747
VIEs for Which the Company is Not the Primary Beneficiary
In 2019 and 2020, the Company co‑sponsored and participated in the formation of various entities that were considered to be VIEs. These VIEs were formed to facilitate securitization issuances that were comprised of secured residential whole loans or small balance commercial loans contributed to securitization trusts.
These securities were issued as a result of the unconsolidated securitizations where the Company retained bonds from the issuances of AOMT 2019-2, AOMT 2019-4, AOMT 2019-6, AOMT 2020-3, and AOMT 2020-SBC1. The Company determined that it was not then and is not now the primary beneficiary of any of these entities, as no primary beneficiary was identified in the assessment of primary beneficiary determination, and thus has not consolidated the operating results or statements of financial position of any of these entities. The Company performs ongoing reassessments of all VIEs in which the Company has participated since its inception as to whether changes in the facts and circumstances regarding the Company’s involvement with a VIE would cause the Company’s consolidation conclusion to change, and the Company’s assessment of the VIEs in which the Company participated during the years 2019 and 2020 remains unchanged.
The securities received in the aforementioned 2019 and 2020 securitization transactions are included in “RMBS - at fair value” and “CMBS - at fair value” on the consolidated balance sheets as of December 31, 2021 and 2020, and details on the accounting treatment and fair value methodology of the securities can be found in Note 10, Fair Value Measurements. See Note 6, Investment Securities, for the fair value of AOMT securities held by the Company as of December 31, 2021 and 2020 that were retained by the Company as a result of the securitization transactions in 2020 and 2019.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

4.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of December 31, 2021 and 2020:

As of:	December 31, 2021	December 31, 2020
	($ in thousands)
Cost	$1,063,146	$143,455

Unpaid principal balance	$1,022,461	$139,278
Net premium on mortgage loans purchased	40,685	4,177
Change in fair value	(1,234)	(1,425)
Fair value	$1,061,912	$142,030

Weighted average interest rate	4.49%	5.95%

Weighted average remaining maturity (years)	30	30
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of December 31, 2021 and 2020:

As of:	December 31, 2021	December 31, 2020
	($ in thousands)
Number of mortgage loans 90 or more days past due	8	22
Recorded investment in mortgage loans 90 or more days past due	$3,241	$10,855
Unpaid principal balance of loans 90 or more days past due	$3,100	$11,932

Number of mortgage loans in foreclosure	7	10
Recorded investment in mortgage loans in foreclosure	$2,125	$2,277
Unpaid principal balance of loans in foreclosure	$2,113	$2,636

5.    Commercial Mortgage Loans
Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of December 31, 2021 and 2020:

As of:	December 31, 2021	December 31, 2020
	($ in thousands)
Cost	$18,641	$7,674

Unpaid principal balance	$18,698	$7,756
Net discount on mortgage loans purchased	(51)	(82)
Change in fair value	17	(208)
Fair value	$18,664	$7,466

Weighted average interest rate	6.25%	6.58%

Weighted average remaining maturity (years)	8	14

There was one commercial mortgage loan in foreclosure as of both December 31, 2021 and 2020, respectively. The recorded investment in these loans was $0.6 million and $0.6 million as of December 31, 2021 and 2020, respectively, with an unpaid principal balance of $0.6 million and $0.8 million as of December 31, 2021 and 2020, respectively.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

6.    Investment Securities
As of December 31, 2021 Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”), CMBS, and U.S. Treasury securities as presented in the consolidated balance sheet. As of December 31, 2020, Investment Securities were comprised of non‑agency RMBS, CMBS, and U.S. Treasury securities in the consolidated balance sheet. The U.S. Treasury securities held by the Company as of December 31, 2021 and 2020 matured on January 6, 2022 and January 19, 2021, respectively. The Company recognized a nominal amount of accretion during each of the years ended December 31, 2021 and 2020, respectively.
The following table sets forth a summary of RMBS and CMBS at cost as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
RMBS	$482,824	$151,222
CMBS	$10,875	$8,857
The following table sets forth certain information about the Company’s investment in RMBS and CMBS as of December 31, 2021 and 2020, respectively:

December 31, 2021	Real Estate Securities at Fair Value	Repurchase Debt	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Senior	$3,076	$(4,089)	$(1,013)
Mezzanine	2,178	(1,631)	547
Subordinate	80,058	—	80,058
Interest Only/Excess	15,052	—	15,052
Total AOMT RMBS	$100,364	$(5,720)	$94,644
Other Non-Agency RMBS
Subordinate	$10,292	$—	$10,292
Interest Only/Excess	2,923	—	2,923
Total Other Non-Agency RMBS	$13,215	$—	$13,215
Whole Pool Agency RMBS
Fannie Mae	$281,225	$(267,286)	$13,939
Freddie Mac	90,830	(87,495)	3,335
Whole Pool Total Agency RMBS	$372,055	$(354,781)	$17,274
Total RMBS	$485,634	$(360,501)	$125,133

AOMT CMBS
Subordinate	$7,993	$—	$7,993
Interest Only/Excess	2,763	—	2,763
Total AOMT CMBS	$10,756	$—	$10,756

(1) AOMT RMBS held as of December 31, 2021 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

December 31, 2020	Real Estate Securities at Fair Value	Repurchase Debt	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Senior	$11,477	$(11,936)	$(459)
Mezzanine	2,207	(1,633)	574
Subordinate	78,806	(15,104)	63,702
Interest Only/Excess	31,842	—	31,842
Total AOMT RMBS	$124,332	$(28,673)	$95,659
Other Non-Agency RMBS
Senior	$6,820	$—	$6,820
Subordinate	18,784	—	18,784
Total Other Non-Agency RMBS	$25,604	$—	$25,604
Total RMBS	$149,936	$(28,673)	$121,263

AOMT CMBS
Subordinate	$5,766	$—	$5,766
Interest Only/Excess	3,030	—	3,030
Total AOMT CMBS	$8,796	$—	$8,796

(1) AOMT RMBS held as of December 31, 2020 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

The following table sets forth certain information about the Company’s investment in U.S. Treasury Bills as of December 31, 2021 and 2020:

Date	Face Value	Unamortized Discount, net	Amortized Cost (1)	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
December 31, 2021	$250,000	$—	$250,000	$(1)	$249,999	2.30 basis points
December 31, 2020	$150,000	$(3)	$149,997	$(2)	$149,995	6.25 basis points

(1) Cost and amortized cost of U.S. Treasury Bills is substantially equal, due to the short length of time until maturity on these financial instruments.

7.    Notes Payable
The Company has the ability to finance whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include up‑front fees, fees on unused balances, covenants and concentration limits on types of collateral pledged; all vary based on the counterparty.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the details of all the lines of credit available to the Company for whole loan purchases during the years ended December 31, 2021 and 2020, and the drawn amounts as of December 31, 2021 and 2020:

				Drawn Amount
Line of Credit (Note Payable)	Facility Limit	Base Interest Rate	Interest Rate Spread	December 31, 2021	December 31, 2020
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month LIBOR	1.70% - 3.50%	$362,899	N/A
Nomura Corporate Funding Americas, LLC (2)	300,000	1 month or 3 month LIBOR	1.70% - 3.50%	103,149	$8,011
Deutsche Bank, AG (3)	250,000	1 month LIBOR	2.00% - 3.25%	231,981	34,905
Goldman Sachs Bank USA (4)	200,000	3 month LIBOR	2.25%	109,283	N/A
Banc of California, National Association (5)	50,000	1 month LIBOR	2.50% - 3.13%	34,838	38,989
Veritex Community Bank (6)	50,000	1 month LIBOR	2.30%	11,258	N/A
Total	$1,250,000			$853,408	$81,905
(1) On September 20, 2021, the Company entered into a $400.0 million repurchase facility with Barclays Bank PLC which expires on September 20, 2022. On January 27, 2022, this repurchase facility was amended to to state that interest will accrue on any outstanding balance at a rate based on Term SOFR and increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which is subject to reduction to $400.0 million upon the earlier to occur of (1) the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement and (2) March 30, 2022 (See Note 16 - Subsequent Events).

(2) On August 6, 2021, this facility was amended to extend the expiration date from December 3, 2021 to August 5, 2022, add the one-month LIBOR as a base interest rate for certain loans, and change the interest rate spread to 1.70% (from 1.75%) to 3.50%.

(3) On June 21, 2021, this facility was amended to increase the facility limit from $150.0 million to $250.0 million. This facility was set to expire on February 11, 2022. On February 4, 2022, this facility was amended to extend the initial termination date of the Master Repurchase Agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the Subsidiary’s repurchase of a mortgage loan, the Company or the Subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a spread generally ranging from 2.20% to 3.45% (See Note 16 - Subsequent Events).

(4) This agreement was entered into on March 5, 2021, and was set to expire on March 5, 2022, unless terminated earlier pursuant to the terms of the agreement; however, on March 2, 2022 was extended to expire on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement (See Note 16 - Subsequent Events). On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate.

(5) This agreement expires on March 16, 2022. On March 7, 2022, the agreement was amended to expire on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread (See Note 16 - Subsequent Events).

(6) On August 16, 2021, the Company entered into a financing facility with Veritex Community Bank, which expires on August 16, 2023. On February 11, 2022, the Company amended the financing facility to (1) increase the size of the financing facility to $75.0 million from $50.0 million, and (2) interest will accrue on any outstanding balance at a rate based on Term SOFR plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum (See Note 16 - Subsequent Events).

8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. As of December 31, 2021 and 2020, there was approximately $5.1 million and $1.7 million, respectively, held as margin cash collateral for repurchase agreements recorded in “restricted cash” on the consolidated balance sheets.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes certain characteristics of the Company’s repurchase agreements as of December 31, 2021 and 2020:

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13

December 31, 2020
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S Treasury Bills	$149,618	0.25%	19
RMBS	28,673	1.40%	19
Total	$178,291	0.44%	19
Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its residential whole loans at fair value. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of December 31, 2021 included both TBAs and interest rate futures, while the derivative investments as of December 31, 2020 were solely comprised of interest rate futures.

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

Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized loss on mortgage loans, derivative contracts, RMBS, and CMBS” for realized losses, and “net unrealized loss on mortgage loans and derivative contracts” for unrealized gains and losses. Unrealized appreciation on futures contracts and unrealized appreciation on TBAs is included in “other assets” on the consolidated balance sheets when an unrealized appreciation position exists.

The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the derivative instruments presented on the consolidated balance sheets and notional amounts as of December 31, 2021 and 2020:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
December 31, 2021	Interest rate futures	10,438	$—	$(728)	$—	$1,043,800
December 31, 2021	TBAs	N/A	$2,428	$—	$—	$523,938

December 31, 2020	Interest rate futures	1,295	$—	$(198)	$—	$129,500
The gains and losses arising from these derivative instruments in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021, and 2020 are set forth as follows:

As of:	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
December 31, 2021	Interest rate futures	$13,253	$(530)
December 31, 2021	TBAs	$(3,691)	$2,428

December 31, 2020	Interest rate futures	$(14,076)	$(257)

10.    Fair Value Measurements
Definition and Hierarchy
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable or unobservable:
•    Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity.
•    Unobservable inputs are inputs that reflect the reporting entity’s own assumptions.
A fair value hierarchy for inputs is implemented in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are used when available. The availability of valuation techniques and the ability to attain observable inputs can vary from investment to investment and are affected by a wide variety of factors, including the type of investment, whether the investment is newly issued and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the transaction.
The fair value hierarchy is categorized into three broad levels based on the inputs as follows:
Level 1 - Valuations based on unadjusted, quoted prices in active markets for identical assets and liabilities.
Level 2 - Valuations based on quoted prices in an inactive market, or whose values are based on models - but the inputs to those models are observable either directly or indirectly for substantially the full term of the assets and liabilities. Level 2 inputs include the following:
a)    Quoted prices for similar assets and liabilities in active markets (e.g. restricted stock);
b)    Quoted prices for identical or similar assets and liabilities in non‑active markets (e.g. corporate and municipal bonds);
c)    Pricing models whose inputs are observable for substantially the full term of the assets and liabilities (e.g. over‑the‑counter derivatives); and
d)    Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability, (e.g. residential and commercial mortgage‑related assets, including whole loans securities and derivatives).
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Valuation of these assets is typically based on the Company’s Manager’s own assumptions or expectations based on the best information available. The degree of judgment exercised by the Company’s Manager in determining fair value is greatest for investments categorized in Level 3.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the actual level is determined based on the level of inputs that is most significant to the fair value measurement in its entirety.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company’s Manager in determining fair value is greatest for investments categorized in Level 3. Transfers, if any, between levels are determined by the Company on the first day of the reporting period.
Valuation Techniques and Inputs
Following are descriptions of the valuation methodologies used to measure the Company’s assets and liabilities measured at fair value:
Investment Securities - U.S. Government and Agency Securities (“U.S. Treasury Bills”) are valued based on unadjusted, quoted prices for identical assets or liabilities in an active market. These securities are generally categorized as Level 1 securities.
Futures Contracts - Futures contracts that are traded on an exchange are valued at their last reported sales price as of the valuation date. Listed futures contracts are categorized in Level 1 of the fair value hierarchy.
Non‑Agency Residential Mortgage‑Backed Securities (“Non‑Agency”) - Non‑Agencies consist of investments in collateralized mortgage obligations. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for the investments. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline DM/Yield, recovery assumptions, tranche type, collateral coupon, age and loan size and other inputs specific to each security. These quotes are most reflective of the price that would be achieved if the security was sold to an independent third party on the date of the consolidated financial statements. Non‑Agencies are categorized in Level 2 of the fair value hierarchy.
Commercial Mortgage Loans - Commercial mortgage loans are recognized at fair value. The fair value of commercial mortgage loans at fair value is predominately based on trading activity observed in the marketplace, provided by a third‑party pricing service. The pricing service obtains comparative pricing from banks, brokers, hedge funds, REITs and from its own brokerage business. The pricing service also maintains a spread matrix created from trading levels observed in the secondary market and from indications of holding values in client investments. The spreads are meant to depict the required spread demanded by investors in the current environment. The performing commercial mortgage loans are generally categorized as Level 2 securities in the fair value hierarchy, while non-performing loans are categorized as Level 3 given their limited marketability and availability of observable valuation inputs.
Residential Mortgage Loans - The Company recognizes residential mortgage loans at fair value. The fair value of the residential mortgage loans is predominantly based on trading activity observed in the marketplace, provided by a third‑party pricing service. The third‑party pricing service obtains comparative pricing from banks, brokers, hedge funds, REITs and from its own brokerage business. The third‑party pricing service also maintains a spread matrix created from trading levels observed in the secondary market and from indications of holding values in client investments. The spreads are meant to depict the required spread demanded by investors in the current environment. The matrix is segregated by loan structure type (hybrid arm, fixed rate, home equity line of credit, second lien, pay option arm, etc.), delinquency status, and loan to value strata. Significant matrix inputs are analyzed at the loan level. The performing residential mortgage loans are categorized as Level 2 in the fair value hierarchy, while non‑performing loans are categorized as Level 3 given their limited marketability and availability of observable valuation inputs. Both Level 2 and Level 3 loans matrix inputs include collateral behavioral models including prepayment rates, default rates, loss severity, and discount rates.
Valuation Processes
The Company’s Manager establishes valuation processes and procedures to ensure that the valuation techniques are fair and consistent, and valuation inputs are verifiable. The valuation committee of the Company’s Manager (the “Committee”) oversees the valuation process of the Company’s investments. The Committee is comprised of various personnel of the Company’s Manager, including those that are separate from the Company’s portfolio management and trading functions. The Committee is responsible for developing the Company’s written valuation processes and procedures, conducting periodic reviews of the valuation policies, and evaluating the overall fairness and consistent application of the valuation policies. The Committee meets on a monthly basis, or more frequently as needed, to review the valuations of the Company’s investments. If a security does not have a pricing source which is available or reliable, the Company’s Manager considers all appropriate factors relevant to determine the fair value of the security. Valuations determined by the Company’s Manager are required to be supported by market data, third‑party pricing sources, and industry accepted pricing models.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth information about the Company’s financial assets measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$1,056,875	$5,037	$1,061,912
Residential mortgage loans in securitization trusts	—	665,802	1,563	667,365
Commercial mortgage loans	—	18,145	519	18,664
Investments in securities
Non-Agency RMBS (1)	—	113,579	—	113,579
Agency whole pool loan securities	—	372,055	—	372,055
AOMT CMBS (1)	—	10,756	—	10,756
U.S. Treasury Bills	249,999	—	—	249,999
Unrealized appreciation on TBAs (2)	2,428	—	—	2,428
Total assets	$252,427	$2,237,212	$7,119	$2,496,758

Liabilities, at fair value
Unrealized depreciation on futures contracts	$728	$—	$—	$728
Total liabilities	$728	$—	$—	$728
(1) Non‑Agency RMBS held as of December 31, 2021 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2021 was comprised of retained tranches of AOMT securitizations.

(2) “Unrealized appreciation on TBAs” is included in “other assets” on the consolidated balance sheet.

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans, TBAs, and futures contracts are recognized in net income for the periods presented.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. Transfers between Level 2 and Level 3 were immaterial for the year ended December 31, 2021.

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2021:

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$5,037	Prepayment rate (annual CPR)	—% - 20.85%	6.89%
		Default rate	—% - 37.32%	13.05%
		Loss severity	(20.31)% - 36.35%	0.89%
		Expected remaining life	0.04 - 2.75 years	1.72 years

Residential mortgage loans in securitization trust, at fair value	$1,563	Prepayment rate (annual CPR)	—% - 20.85%	6.89%
		Default rate	—% - 37.32%	13.05%
		Loss severity	(20.31)% - 36.35%	0.89%
		Expected remaining life	0.04 - 2.75 years	1.72 years

Commercial mortgage loans, at fair value	$519	Loss severity	(25.00)%	(25.00)%
		Sale or Liquidation timeline	39 - 50 months	39 - 50 months

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2020 (1):

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$128,897	$13,133	$142,030
Commercial mortgage loans	—	6,859	607	7,466
Investments in securities
Non-Agency RMBS (1)	—	149,936	—	149,936
AOMT CMBS (1)	—	8,796	—	8,796
U.S. Treasury Bills	149,995	—	—	149,995
Total assets at fair value	$149,995	$294,488	$13,740	$458,223

Liabilities, at fair value
Unrealized depreciation on futures contracts	$198	$—	$—	$198
Total liabilities at fair value	$198	$—	$—	$198
(1) Non‑Agency RMBS held as of December 31, 2020 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2020 was comprised of retained tranches of AOMT securitizations.
All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans and futures contracts are recognized in net income for the periods presented.
Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. Transfers between Level 2 and Level 3 were immaterial for the year ended December 31, 2020.

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

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$13,133	Prepayment rate (annual CPR)	—% - 15.77%	5.95%
		Default rate	5.58% - 24.79%	16.80%
		Loss severity	(13.21)% - 29.31%	3.29%
		Expected remaining life	0.70 - 2.42 years	1.87 years
Commercial mortgage loans, at fair value	$607	Loss severity	(16.75%)	(16.75%)
		Sale or Liquidation timeline	15 - 23 months	15 - 23 months

11.    Income Taxes
Income tax expense for the year ended December 31, 2021 consists of the following:

(in thousands)
Current
Federal	$1,249
State	351
Total current income tax expense	1,600
Deferred
Federal	—
State	—
Total deferred income tax expense	—
Total income tax expense	$1,600
The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows for the year ended December 31, 2021:

Federal statutory rate	21.00%
State statutory rate, net of federal tax effect	4.49%
Non-taxable REIT income	(19.45)%
Total provision	6.04%
The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2019, and met the qualifications to be taxed as a REIT under the Code for U.S. federal income tax purposes for that year. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its REIT taxable income to stockholders and does not engage in prohibited transactions.
Certain sales by the group consisting of the Company and its subsidiaries may give rise to gain that could be treated as derived from “prohibited transactions” if carried out by the Company directly. Such transactions involve the purchase of residential mortgage loans and the subsequent sale of those mortgage loans or interests therein through the secondary whole loan market or the securitization markets. The Company has designated AOMR TRS to conduct such transactions rather than Angel Oak Mortgage, Inc. AOMR TRS files separate corporate income tax returns and is taxed as a standalone U.S. C‑corporation on all of its separately computed taxable income, including any gain derived in the aforementioned sales. All the income tax expense presented above was incurred on AOMR TRS.
The Company files U.S. federal and state income tax returns for Angel Oak Mortgage, Inc. and AOMR TRS. These federal income tax returns for 2018 (commencement of operations) and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2018 (commencement of operations) and forward.
There were no accrued taxes nor was there any material tax expense as of and for the year ended December 31, 2020.

12.    Related Party Transactions
Residential Mortgage Loan Purchases
The Company purchases residential mortgage loans under loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

market conditions. The Company purchases the mortgage loans on a servicing retained basis. The residential mortgage loans are on residences located in various states with a concentration in California and Florida.
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the years ended and as of December 31, 2021 and 2020:

As of and for the Year Ended:	Amount of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates Held at December 31:
	($ in thousands)
2021	$909,442	1,959	754

2020	$423,172	950	273
Commercial Mortgage Loan Purchases
The Company purchases commercial mortgage loans under loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The commercial mortgage loans are on commercial properties, primarily multifamily and retail properties, located in various states with concentrations in California, New York, and Maine. The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the years ended and as of December 31, 2021 and 2020:

As of and for the Year Ended:	Amount of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates Held at December 31:
	($ in thousands)
2021	$—	—	5

2020	$26,334	30	12
Pre-IPO Management Fee
A pre-IPO management agreement (the “Pre-IPO Management Agreement”) existed among the Company, its Manager, and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), the Company’s sole common stockholder prior to the IPO. Per the Pre-IPO Management Agreement, on a quarterly basis in advance, the Company paid its Manager an aggregate, fixed management fee equal to 1.5% per annum of the total Actively Invested Capital (as defined in the Pre-IPO Management Agreement) of the limited partners in Angel Oak Mortgage Fund. The Pre-IPO Management Agreement terminated on June 20, 2021 in connection with the IPO.

Post-IPO Management Fee
On and after June 21, 2021, the post-IPO management agreement (the “Management Agreement”) took effect among the Company, the Operating Partnership, and its Manager. Per the Management Agreement, on a quarterly basis in arrears, the Company shall pay its Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement).
Post-IPO Incentive Fee

Under the Management Agreement, our Manager is also entitled to an incentive fee, which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 15% and (b) the excess of (i) the Company’s Distributable Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) the Company’s Equity in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive fee earned by our Manager with respect to the first three calendar quarters of such previous 12-month period. To date, the incentive fee has not been earned.

Operating Expense Reimbursements
The Company is also required to pay its Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements to an affiliate of its Manager.
Contribution from Common Stockholder Prior to IPO
The Company issued a distribution from additional paid‑in capital as a short‑term recallable return of capital to its common stockholder during the third quarter of 2020. This recallable return of capital was fully repaid to the Company in 2021 prior to the Company’s IPO.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

Transactions by Affiliates Regarding the Company’s IPO
The Company’s IPO was completed on June 21, 2021. The Company’s Manager purchased $6.0 million in stock at the IPO price of $19.00 per share, which was delivered on June 21, 2021. Angel Oak Capital, an affiliate of the Company’s Manager, agreed to pay the underwriting discounts and commissions in connection with the IPO. Such underwriting discounts and commissions were $8.2 million. Angel Oak Capital also agreed to pay all of the Company’s expenses incurred in connection with the IPO. Such expenses were $4.4 million.

13.    Commitments and Contingencies
On March 11, 2020, the World Health Organization declared a disease (COVID‑19) caused by a novel strain of coronavirus (SARS CoV‑2) a global pandemic and recommended containment and mitigation measures worldwide. Since that time, numerous coronavirus variants have arisen. In the immediate response to the pandemic, various state and local governments within the United States took preventive and protective actions, such as restricting travel and business operations, and the United States government undertook historic actions to avoid a severe recession, including unprecedented levels of financial support to households in the United States. As a result of these immediate actions, capital, credit, and labor markets experienced extreme volatility and disruptions. As the pandemic continued, supply chains have become strained, labor shortages and inflationary pressures have arisen, and civil unrest has increased. This ongoing volatility has affected and could continue to affect the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows. None of the developments of the ongoing pandemic or their possible effects on financial and labor markets are certain or predictable.

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2021, the Company was not aware of any legal claims that could materially impact its financial condition. As of December 31, 2021, the Company had no unfunded commitments.

14.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the year ended December 31, 2021, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights, as it was determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the year ended December 31, 2021, no outstanding equity awards were antidilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2021:

December 31, 2021
(in thousands, except share data)
Basic Earnings per Common Share:
Net income allocable to common stockholders	$21,098
Basic weighted average common shares outstanding	20,601,964
Basic earnings per common share	$1.02
Diluted Earnings per Common Share:
Net income allocable to common stockholders	$21,098
Net effect of dilutive equity awards	250,590
Diluted weighted average common shares outstanding	20,852,554
Diluted earnings per common share	$1.01

Basic and Diluted EPS for the year ended December 31, 2020

For the year ended December 31, 2020, basic and diluted earnings per share were equivalent as there were no potentially dilutive securities outstanding. For the year ended December 31, 2020, 1,000 shares of common stock were outstanding (both outstanding and weighted average outstanding), all of which were held by Angel Oak Mortgage Fund, LP, the Company’s sole common stockholder prior to the IPO. These shares have been retroactively restated accordingly for the calculations of earnings per share for the year ended December 31, 2020 as described below.

In conjunction with its IPO, the Company’s sole common shareholder declared a stock split and subsequent stock dividend that resulted in the issuance of 15,723,050 shares of common stock being owned by that sole common stockholder, who then distributed all of its stock in the Company (representing 15,724,050 shares) to its investors. As a result of the stock split and stock dividend, 15,724,050 shares of common stock were outstanding as of June 21, 2021 (both outstanding and weighted average outstanding) immediately prior to the completion of the IPO, and the related share data and earnings per share calculations include the share amounts that have been retroactively restated accordingly for the calculations of earnings per share for the year ended December 31, 2020.

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

15.     Equity Compensation Plans

On June 21, 2021, the Company established its sole equity compensation plan, the 2021 Equity Incentive Plan (the “Plan”), with 2,125,000 shares initially available for grant. As of December 31, 2021, 1,654,372 shares of common stock were available for grant under the Plan.

Compensation expense for the year ended December 31, 2021 related to these awards was approximately $1.8 million. The unamortized compensation expense of the restricted stock awards issued under the Plan totaled approximately $7.2 million as of December 31, 2021. This cost will be recognized over a weighted average period of 2.4 years. Restrictions on the restricted stock awards outstanding lapse through June 21, 2024, as service conditions are completed and the awards vest accordingly.

The following table summarizes activity for our restricted stock awards during the year ended December 31, 2021:

	Number of awards	Weighted average grant date fair market value
Outstanding as of December 30, 2020	—	$—
Granted	473,684	19.00
Vested	—	—
Forfeited	(4,211)	19.00
Outstanding as of December 31, 2021	469,473	$19.00

As of December 30, 2020, and prior to the establishment of the Plan, there were no equity compensation plans in existence, and therefore, no such compensation costs were incurred during the year ended December 31, 2020.

16.    Subsequent Events
Subsequent events of significance for disclosure purposes only (i.e., subsequent events that are not recognized in the financial statements as of and for the year ended December 31, 2021) are as follows:
On January 1, 2022, the Goldman Sachs agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate. On March 2, 2022, the agreement was amended to expire on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement.

On January 27, 2022, the Company and Barclays Bank PLC (“Barclays”) entered into Amendment No. 1 (“Amendment No. 1”) to the Master Repurchase Agreement. Pursuant to the terms of Amendment No. 1, the maximum purchase price permitted under the Master Repurchase Agreement increased to $550.0 million from $400.0 million, which is subject to reduction to $400.0 million upon the earlier to occur of (1) the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement and (2) March 30, 2022. Additionally, pursuant to Amendment No. 1, interest will now accrue on any outstanding balance under the Master Repurchase Agreement at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month). Previously, interest accrued at a rate based on one-month LIBOR.

On February 4, 2022, the Company and one of its subsidiaries entered into Amendment No. 1 (the “MRA Amendment”) to the Amended and Restated Master Repurchase Agreement (the “Master Repurchase Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). Pursuant to the MRA Amendment, the agreement was amended to (1) adjust the initial termination date of the Master Repurchase Agreement from February 11, 2022 to February 2, 2024; (2) remove any draw fees; and (3) adjust the pricing rate whereby upon the Company’s or the Subsidiary’s repurchase of a mortgage loan, the Company or the Subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a spread generally ranging from 2.20% to 3.45%. Previously, interest accrued at a rate based on one-month LIBOR.

On February 11, 2022, the Company entered into the First Modification Agreement (the “Modification Agreement”) with Veritex Community Bank (“Veritex”) relating to the its financing facility with Veritex. Pursuant to the Modification Agreement, (1) the size of the committed non-mark-to-market financing facility with Veritex was increased to $75.0 million from $50.0 million, and (2) interest will now accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum. Previously, interest accrued at a rate based on one-month LIBOR.

On March 7, 2022, the Company entered into an Amended and Restated Variable Terms Letter (the “Variable Terms Letter”) with Banc of California, National Association (“Banc of California”) relating to the Company’s loan financing line with Banc of California (the “Loan Financing Line”). Pursuant to the Variable Terms Letter, the Company and Banc of California agreed: (1) to increase the aggregate

Angel Oak Mortgage, Inc.
Notes to the Consolidated Financial Statements

purchase price limit to $75.0 million from $50.0 million; (2) to adjust the purchase contract expiration date of the Loan Financing Line from March 16, 2022 to March 16, 2023; and (3) that beginning March 8, 2022, interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread. Previously, interest accrued at a rate based on one-month LIBOR.

On March 15, 2022, the Company declared a dividend of $0.45 per share of common stock, to be paid on March 31, 2022 to common stockholders of record as of March 21, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements:

See Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

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

4.1	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Amended and Restated Limited Partnership Agreement of Angel Oak Mortgage Operating Partnership, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.2
Management Agreement among Angel Oak Mortgage, Inc., Angel Oak Mortgage Operating Partnership, LP and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.3
Trademark License Agreement between Angel Oak Mortgage, Inc. and Angel Oak Companies, LP, dated June 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.4
Shareholder Rights Agreement among Angel Oak Mortgage, Inc., Falcons I, LLC and NHTV Atlanta Holdings LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.5
Shareholder Rights Agreement among Angel Oak Mortgage, Inc., Falcons I, LLC and Xylem Finance LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.6
Stockholder’s Agreement among Angel Oak Mortgage, Inc., Falcons I, LLC and VPIP AO MF LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.7
Registration Rights Agreement between Angel Oak Mortgage, Inc. and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.8
Registration Rights Agreement among Angel Oak Mortgage, Inc. and the partners of Angel Oak Mortgage Fund, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.9
Registration Rights Agreement between Angel Oak Mortgage, Inc. and CPPIB Credit Investments Inc., dated June 21, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.10
Mortgage Loan Purchase Agreement (Servicing Retained Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Prime Bridge, LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.11
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Prime Bridge, LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.12
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Home Loans LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.13
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

Exhibit Number		Description
10.14
Amendment No. 7 to the Master Repurchase Agreement by and among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Nomura Corporate Funding Americas, LLC dated August 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.15
Loan and Security Agreement among Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS and Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.16
Promissory Note by Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS in favor of Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.17
First Modification Agreement by and among Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage, Inc. and Veritex Community Bank, dated February 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022)

10.18
Amended and Restated Promissory Note by Angel Oak Mortgage Fund TRS, Angel Oak Mortgage REIT TRS, LLC and Angel Oak Mortgage Operating Partnership, LP in favor of Veritex Community Bank, dated February 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2022)

10.19
Guaranty Agreement by Angel Oak Mortgage, Inc. in favor of Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.20
Master Repurchase Agreement between Peachtree Mortgage SPV, LLC and Barclays Bank PLC, dated September 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2021)

10.21	+
Amendment No. 1 to Annex I.A. to Master Repurchase Agreement and Fee Letter between Peachtree Mortgage SPV, LLC and Barclays Bank PLC, dated January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2022)

10.22
Guaranty Agreement by Angel Oak Mortgage, Inc. in favor of Barclays Bank PLC, dated September 20, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2021)

10.23
Third Amended and Restated Guaranty Agreement between Angel Oak Mortgage, Inc. and Goldman Sachs Bank USA, dated November 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021)

10.24
Third Amendment to Amended and Restated Master Repurchase Agreement among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Goldman Sachs Bank USA, dated November 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2021)

10.25	+
Fourth Amendment to Amended and Restated Master Repurchase Agreement and Amendment to Fee Letter among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Goldman Sachs Bank USA, dated March 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022)

10.26
Master Repurchase Agreement, dated as of December 21, 2018, among Banc of California, National Association, Angel Oak Mortgage, Inc. and Angel Oak Mortgage Fund TRS (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.27	+
Amended and Restated Variable Terms Letter among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Banc of California, National Association, dated June 21, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.28	+
Amended and Restated Variable Terms Letter among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS, and Banc of California, National Association, dated March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2022)

10.29
Amended and Restated Master Repurchase Agreement among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS and Deutsche Bank AG, New York Branch, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.30
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement by and among Angel Oak Mortgage Fund TRS, Angel Oak Mortgage, Inc. and Deutsche Bank AG, New York Branch, dated February 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2022)

10.31
Indemnification Agreement between Angel Oak Mortgage, Inc. and Michael Fierman, dated June 16, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.32
Indemnification Agreement between Angel Oak Mortgage, Inc. and Christine Jurinich, dated June 16, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.33
Indemnification Agreement between Angel Oak Mortgage, Inc. and Craig Jones, dated June 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

Exhibit Number		Description
10.34
Indemnification Agreement between Angel Oak Mortgage, Inc. and Edward Cummings, dated June 16, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.35
Indemnification Agreement between Angel Oak Mortgage, Inc. and Vikram Shankar, dated June 16, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.36
Indemnification Agreement between Angel Oak Mortgage, Inc. and Michael Peck, dated June 16, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.37
Indemnification Agreement between Angel Oak Mortgage, Inc. and W.D. (Denny) Minami, dated June 16, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.38
Indemnification Agreement between Angel Oak Mortgage, Inc. and Landon Parsons, dated June 21, 2021 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.39
Indemnification Agreement between Angel Oak Mortgage, Inc. and Robert Williams, dated June 16, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.40
Indemnification Agreement between Angel Oak Mortgage, Inc. and Brandon Filson, dated June 16, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.41
Indemnification Agreement between Angel Oak Mortgage, Inc. and Dory Black, dated June 16, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.42	*	Indemnification Agreement between Angel Oak Mortgage, Inc. and Jonathan Morgan, dated January 26, 2022
10.43	†	2021 Equity Incentive Plan of Angel Oak Mortgage, Inc., effective as of June 21, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.44	†
Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.45	†	Form of Restricted Stock Award Agreement for independent directors (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)
10.46	†
Form of Restricted Stock Award Agreement for executive officers and certain other employees of Angel Oak (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)

21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover page Interactive Data File (embedded within the Inline XBRL document)

†    This document has been identified as a management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: March 28, 2022	ANGEL OAK MORTGAGE, INC.

By: /s/ Robert J. Williams
Robert J. Williams
Chief Executive Officer and President

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Williams	Chief Executive Officer and President (Principal Executive Officer)	March 28, 2022
Robert J. Williams

/s/ Brandon R. Filson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2022
Brandon R. Filson

/s/ Michael A. Fierman	Director, Chairperson of the Board	March 28, 2022
Michael A. Fierman

/s/ Edward M. Cummings	Director	March 28, 2022
Edward M. Cummings

/s/ Craig B. Jones	Director	March 28, 2022
Craig B. Jones

/s/ A. Christine Jurinich	Director	March 28, 2022
A. Christine Jurinich

/s/ Wesley D. Minami	Director	March 28, 2022
Wesley D. Minami

/s/ Jonathan S. Morgan	Director	March 28, 2022
Jonathan S. Morgan

/s/ Landon D. Parsons	Director	March 28, 2022
Landon D. Parsons

/s/ Michael D. Peck	Director	March 28, 2022
Michael D. Peck

/s/ Vikram G. Shankar	Director	March 28, 2022
Vikram G. Shankar