Form 10-Q
period 2022-03-31
Angel Oak Mortgage, Inc.
filed 2022-05-16
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,927,269 shares of common stock, $0.01 par value per share, outstanding as of May 16, 2022.

ANGEL OAK MORTGAGE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	March 31, 2022	December 31, 2021
ASSETS
Residential mortgage loans - at fair value	$1,103,773	$1,061,912
Residential mortgage loans in securitization trusts - at fair value	1,077,967	667,365
Commercial mortgage loans - at fair value	20,704	18,664
RMBS - at fair value	491,287	485,634
CMBS - at fair value	10,055	10,756
U.S. Treasury securities - at fair value	349,992	249,999
Cash and cash equivalents	90,445	40,801
Restricted cash	5,448	11,508
Principal and interest receivable	28,012	25,984
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	17,027	2,428
Other assets	3,491	2,878
Total assets	$3,198,201	$2,577,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$956,165	$853,408
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,031,200	616,557
Securities sold under agreements to repurchase	477,422	609,251
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	—	728
Due to broker	298,654	—
Collateral due to counterparties	8,024	—
Accrued expenses	530	442
Accrued expenses payable to affiliate	1,204	1,425
Interest payable	1,709	1,283
Income taxes payable	—	1,600
Management fee payable to affiliate	1,857	1,845
Total liabilities	$2,776,765	$2,086,539

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value, 12% cumulative, non-voting, 125 shares issued and outstanding as of March 31, 2022 and December 31, 2021	101	101
Common stock, $0.01 par value. As of March 31, 2022: 350,000,000 shares authorized, 25,085,796 shares issued and outstanding. As of December 31, 2021: 350,000,000 shares authorized, 25,227,328 shares issued and outstanding.	252	252
Additional paid-in capital	463,088	476,510
Accumulated other comprehensive (loss) income	(9,987)	3,000
Retained (deficit) earnings	(32,018)	11,527
Total stockholders’ equity	$421,436	$491,390
Total liabilities and stockholders’ equity	$3,198,201	$2,577,929

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
INTEREST INCOME, NET
Interest income	$27,109	$10,033
Interest expense	10,170	832
NET INTEREST INCOME	16,939	9,201

REALIZED AND UNREALIZED (LOSSES) GAINS, NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	26,416	(2,288)
Net unrealized (loss) gain on mortgage loans and derivative contracts	(80,181)	4,518
TOTAL REALIZED AND UNREALIZED (LOSSES) GAINS, NET	(53,765)	2,230

EXPENSES
Operating expenses	3,784	523
Operating expenses incurred with affiliate	855	439
Due diligence and transaction costs	770	64
Stock compensation	871	—
Securitization costs	2,019	—
Management fee incurred with affiliate	1,873	918
Total operating expenses	10,172	1,944

INCOME BEFORE INCOME TAXES	(46,998)	9,487
Income tax benefit	(3,457)	—
NET (LOSS) INCOME	$(43,541)	$9,487
Preferred dividends	(4)	(4)
NET (LOSS) INCOME ALLOCABLE TO COMMON STOCKHOLDER(S)	$(43,545)	$9,483
Other comprehensive (loss) income	(12,987)	529
TOTAL COMPREHENSIVE (LOSS) INCOME	$(56,532)	$10,012

Basic (loss) earnings per common share	$(1.77)	$0.60
Diluted (loss) earnings per common share	$(1.77)	$0.60

Weighted average number of common shares outstanding:
Basic	24,642,961	15,724,050
Diluted	24,642,961	15,724,050

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholder(s)’ Equity
(Unaudited)
(in thousands)

	For the Three Months Ended March 31, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholder’s Equity
Stockholder’s equity as of December 31, 2020	$101	$—	$246,646	$(1,039)	$2,601	$248,309
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	529	—	529
Equity contribution from common stockholder	—	—	56,261	—	—	56,261
Net income	—	—	—	—	9,487	9,487
Stockholder’s equity as of March 31, 2021	$101	$—	$302,907	$(510)	$12,084	$314,582

	For the Three Months Ended March 31, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	$491,390
Repurchase of common stock	—	—	(3,003)	—	—	(3,003)
Non-cash equity compensation	—	—	871	—	—	871
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized loss on RMBS and CMBS	—	—	—	(12,987)	—	(12,987)
Dividends paid on common stock	—	—	(11,290)	—	—	(11,290)
Net loss	—	—	—	—	(43,541)	(43,541)
Stockholders’ equity as of March 31, 2022	$101	$252	$463,088	$(9,987)	$(32,018)	$421,436

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(43,541)	$9,487
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	(26,416)	2,288
Net unrealized loss (gain) on mortgage loans and derivative contracts	80,181	(4,518)
Amortization of debt issuance costs	257	19
Net amortization of premiums and discounts on mortgage loans	3,695	27
Non-cash equity compensation	871	—
Net change in:
Purchases of residential mortgage loans from non-affiliates	(330,299)	—
Purchases of residential mortgage loans from affiliates	(347,086)	(92,734)
Principal payments on residential mortgage loans	18,239	5,149
Collateral due to counterparties	8,024	—
Margin received from interest rate futures contracts and TBAs	33,827	1,702
Principal and interest receivable	(2,028)	(2,612)
Other assets	(2,447)	(88)
Management fee payable to affiliate	12	—
Accrued expenses	83	212
Accrued expenses payable to affiliate	(221)	(732)
Interest payable	426	185
NET CASH USED IN OPERATING ACTIVITIES	(606,423)	(81,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS and CMBS	—	(107,789)
Purchases of investments in U.S. Treasury Bills	(349,992)	—
Maturity of U.S. Treasury Bills	249,999	149,993
Sale of RMBS	271,995	19,570
Principal payments on RMBS	3,635	2,281
Principal payments on residential mortgage loans in securitization trusts	88,228	—
Purchases of commercial mortgage loans	(3,180)	—
Sale of commercial mortgage loans	640	—
Principal payments on commercial mortgage loans	38	5
NET CASH PROVIDED BY INVESTING ACTIVITIES	261,363	64,060

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(11,290)	—
Repurchase of common stock	(3,003)	—
Contributions from prior common stockholder	—	56,261
Principal payments on loans held in securitization trusts	(88,228)	—
Cash paid for debt issuance costs	(24)	(59)
Proceeds from securitization	520,262	—
Net proceeds from (payments on) securities sold under agreements to repurchase	(131,830)	(150,495)
Net proceeds from (payments on) notes payable	102,757	109,892
NET CASH PROVIDED BY FINANCING ACTIVITIES	388,644	15,599

CHANGE IN CASH AND RESTRICTED CASH	43,584	(1,956)
CASH AND RESTRICTED CASH, beginning of period (1)	52,309	45,973
CASH AND RESTRICTED CASH, end of period (1)	$95,893	$44,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,744	$647

(1) Cash, cash equivalents, and restricted cash as of March 31, 2022 included cash and cash equivalents of $90.4 million and restricted cash of $5.4 million, and as of March 31, 2021 included cash and cash equivalents of $40.0 million and restricted cash of $4.1 million.
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

On June 21, 2021, the Company completed its initial public offering (the “IPO”) of 7,200,000 shares of common stock, $0.01 par value per share (“common stock”), at an initial public offering price of $19.00 per share for total proceeds of approximately $136.8 million, excluding the underwriting discounts and commissions and offering expenses of the IPO, each of which was paid by Angel Oak Capital Advisors, LLC (“Angel Oak Capital”), pursuant to a registration statement on Form S-11, as amended (File No. 333-256301) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The common stock of the Company trades on the New York Stock Exchange under the ticker symbol “AOMR”.

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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”).

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

Election of Fair Value Option for Non-Recourse Securitization Debt of Angel Oak Mortgage Trust (“AOMT”) 2022-1

The Company had previously elected the fair value option for many of its assets and liabilities as provided for under Accounting Standards Codification 825, Financial Instruments, with certain exceptions, including non-recourse securitization obligations, collateralized by residential mortgage loans. During the three months ended March 31, 2022, the Company elected the fair value option for the portion of the non-recourse securitization obligation, collateralized by residential mortgage loans incurred with the issuance of AOMT 2022-1, which was issued during the three months ended March 31, 2022. Debt issuance costs previously capitalized in other AOMT issuances (AOMT 2021-4 and AOMT 2021-7) continue to amortize over the related term of the liability (See Note 2 - Variable Interest Entities).

The valuation methodology used to measure the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline DM/Yield, recovery assumptions, tranche type, collateral coupon, age and loan size and other inputs specific to each security. These quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements.This liability is categorized as Level 2 in the fair value hierarchy.
2.    Variable Interest Entities
Since its inception, the Company has utilized Variable Interest Entities (“VIEs”) for the purpose of securitizing whole mortgage loans to obtain long-term non-recourse financing. The Company evaluates its interest in each VIE to determine if it is the primary beneficiary.
VIEs for Which the Company is the Primary Beneficiary
In the third and fourth quarters of 2021, and during the first quarter of 2022, the Company entered into securitization transactions where it was determined that the Company was the primary beneficiary, as, with respect to each securitization vehicle, it controls the class of securities with call rights, or “controlling class” of securities, the XS tranche. The Company was the sole entity to contribute residential whole mortgage loans to each of the the securitization vehicles, AOMT 2021-4, AOMT 2021-7 and AOMT 2022-1, respectively.
During the three months ended March 31, 2022, in the AOMT 2022-1 transaction, the Company securitized and consolidated approximately $537.6 million unpaid principal balance of seasoned residential non-QM mortgage loans.
The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the consolidated balance sheet related to these consolidated VIEs as of March 31, 2022 and December 31, 2021:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2022	December 31, 2021
Assets:	(in thousands)
Residential mortgage loans in securitization trusts - cost	$1,125,597	$665,510
Fair value adjustment	(47,630)	1,855
Residential mortgage loans in securitization trusts - at fair value	$1,077,967	$667,365

Accrued interest receivable	2,130	1,728

Liabilities (1):
Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, amortized cost	$550,462	$619,108
Less: debt issuance costs capitalized	(2,303)	(2,551)
Non-recourse securitization obligations, collateralized by residential mortgage loans, amortized cost, net	548,159	616,557

Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, subject to fair value adjustment	500,462	—
Fair value adjustment	(17,421)	—
Non-recourse securitization obligations, collateralized by residential mortgage loans - at fair value, net	483,041	—

Total non-recourse securitization obligations, collateralized by residential mortgage loans, net	$1,031,200	$616,557
(1) During the three months ended March 31, 2022, the Company elected the fair value option for the securitization obligation of AOMT 2022-1. Thus, debt issuance costs of $2.0 million incurred during the first quarter of 2022 were immediately recorded to securitization expense upon electing the fair value option, and the portion of the obligation incurred during the three months ended March 31, 2022 is presented at fair value, while the portion of the obligation incurred with the issuances of AOMT 2021-7 and 2021-4 is presented at amortized cost.
Income and expense amounts related to the consolidated VIEs recorded in the consolidated statements of operations and comprehensive income (loss) for the period ended March 31, 2022 (1) is set forth as follows:

Total Consolidated VIEs
(in thousands)
Interest income	$9,508
Interest expense, non-recourse liabilities (2)	(4,583)
Net interest income	4,925
Net unrealized loss on mortgage loans in securitization trusts - at fair value	(55,174)
Unrealized gain on mark-to-market of non-recourse securitization obligation - at fair value	17,421
Securitization expenses incurred in issuance of AOMT 2022-1	(2,019)
Operating expenses	(195)
Net expense from consolidated VIEs	$(35,042)
(1) The Company had no consolidated VIEs during the period ended March 31, 2021.
(2) Includes amortization of debt issuance costs for AOMT 2021-4 and 2021-7.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The securities received in the aforementioned 2019 and 2020 securitization transactions are included in “RMBS - at fair value” and “CMBS - at fair value” on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9, Fair Value Measurements. See Note 5, Investment Securities, for the fair value of AOMT securities held by the Company as of March 31, 2022 and December 31, 2021 that were retained by the Company as a result of the securitization transactions in 2020 and 2019.
3.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	($ in thousands)
Cost	$1,160,553	$1,063,146

Unpaid principal balance	$1,121,910	$1,022,461
Premium on mortgage loans purchased	38,642	40,685
Change in fair value	(56,779)	(1,234)
Fair value	$1,103,773	$1,061,912

Weighted average interest rate	4.52%	4.49%

Weighted average remaining maturity (years)	31	30
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of March 31, 2022 and December 31, 2021:

As of:	March 31, 2022	December 31, 2021
	($ in thousands)
Number of mortgage loans 90 or more days past due	7	8
Recorded investment in mortgage loans 90 or more days past due	$2,746	$3,241
Unpaid principal balance of loans 90 or more days past due	$3,103	$3,100

Number of mortgage loans in foreclosure	10	7
Recorded investment in mortgage loans in foreclosure	$3,752	$2,125
Unpaid principal balance of loans in foreclosure	$3,661	$2,113

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Commercial Mortgage Loans
Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	($ in thousands)
Cost	$21,191	$18,641

Unpaid principal balance	$21,221	$18,698
Net discount on commercial mortgage loans purchased	(30)	(51)
Change in fair value	(487)	17
Fair value	$20,704	$18,664

Weighted average interest rate	6.12%	6.25%

Weighted average remaining maturity (years)	9	8
There were no commercial mortgage loans more than 90 days overdue as of March 31, 2022, and there was one commercial mortgage loan more than 90 days overdue as of December 31, 2021 which loan was also in foreclosure. During the three months ended March 31, 2022, the commercial mortgage loan that had been more than 90 days overdue and in foreclosure as of December 31, 2021 was sold to a third party.
5.    Investment Securities
As of March 31, 2022 and December 31, 2021, investment securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”), commercial mortgage backed securities (“CMBS”), and U.S. Treasury securities as presented in the condensed consolidated balance sheet. The U.S. Treasury securities held by the Company as of March 31, 2022 and December 31, 2021 matured through April 12, 2022 and on January 6, 2022, respectively. The Company recognized a nominal amount of accretion on U.S. Treasury securities for each of the three months ended March 31, 2022 and March 31, 2021.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of RMBS and CMBS at cost as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
RMBS	$501,418	$482,824
CMBS	$10,841	$10,875
The following table sets forth certain information about the Company’s investments in RMBS and CMBS as of March 31, 2022 and December 31, 2021:

	Real Estate Securities at Fair Value	Securities Sold Under Agreement to Repurchase	Allocated Capital
March 31, 2022:	(in thousands)
AOMT RMBS (1)
Senior	$1,840	$(2,725)	$(885)
Mezzanine	2,158	(1,622)	536
Subordinate	58,619	(13,695)	44,924
Interest Only/Excess	12,111	—	12,111
Total AOMT RMBS	$74,728	$(18,042)	$56,686
Other Non-Agency RMBS
Subordinate	$6,899	$(1,728)	$5,171
Interest Only/Excess	2,815	—	2,815
Total Other Non-Agency RMBS	$9,714	$(1,728)	$7,986
Whole Pool Agency RMBS
Fannie Mae	$208,106	$(25,712)	$182,394
Freddie Mac	198,739	(83,073)	115,666
Whole Pool Total Agency RMBS	$406,845	$(108,785)	$298,060
Total RMBS	$491,287	$(128,555)	$362,732

AOMT CMBS
Subordinate	$7,383	$—	$7,383
Interest Only/Excess	2,672	—	2,672
Total AOMT CMBS	$10,055	$—	$10,055

(1) AOMT RMBS held as of March 31, 2022 included both retained tranches of securitizations in which the Company participated within the purview of AOMT, and additional AOMT securities purchased in secondary market transactions.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2021:	Real Estate Securities at Fair Value	Repurchase Debt	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Senior	$3,076	$(4,089)	$(1,013)
Mezzanine	2,178	(1,631)	547
Subordinate	80,058	—	80,058
Interest Only/Excess	15,052	—	15,052
Total AOMT RMBS	$100,364	$(5,720)	$94,644
Other Non-Agency RMBS
Subordinate	$10,292	$—	$10,292
Interest Only/Excess	2,923	—	2,923
Total Other Non-Agency RMBS	$13,215	$—	$13,215
Whole Pool Agency RMBS
Fannie Mae	$281,225	$(267,286)	$13,939
Freddie Mac	90,830	(87,495)	3,335
Whole Pool Total Agency RMBS	$372,055	$(354,781)	$17,274
Total RMBS	$485,634	$(360,501)	$125,133

AOMT CMBS
Subordinate	$7,993	$—	$7,993
Interest Only/Excess	2,763	—	2,763
Total AOMT CMBS	$10,756	$—	$10,756

(1) AOMT RMBS held as of December 31, 2021 included both retained tranches of securitizations in which the Company participated within the purview of AOMT and additional AOMT securities purchased in secondary market transactions.

The following table sets forth certain information about the Company’s investments in U.S. Treasury Bills as of March 31, 2022 and December 31, 2021:

Date	Face Value	Unamortized Discount, net	Amortized Cost (1)	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
March 31, 2022	$225,000	$8	$224,992	$—	$224,992	10.00 basis points
March 31, 2022	$125,000	$—	$125,000	$—	$125,000	1.00 basis point

December 31, 2021	$250,000	$—	$250,000	$(1)	$249,999	2.30 basis points
(1) Cost and amortized cost of U.S. Treasury Bills is substantially equal, due to the short length of time until maturity on these financial instruments.
6.    Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged; all vary based on the counterparty.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of all the lines of credit available to the Company and drawn amounts for whole loan purchases as of March 31, 2022 and December 31, 2021:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate (A)	Interest Rate Spread (A)	March 31, 2022	December 31, 2021
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month LIBOR	1.70% - 3.50%	$379,333	$362,899
Nomura Corporate Funding Americas, LLC (2)	$300,000	1 month or 3 month LIBOR	1.70% - 3.50%	$20,207	103,149
Deutsche Bank, AG (3)	$250,000	1 month LIBOR	2.00% - 3.25%	$235,743	231,981
Goldman Sachs Bank USA (4)	$200,000	3 month LIBOR	2.25%	$193,351	109,283
Banc of California, National Association (5)	$75,000	1 month LIBOR	2.50% - 3.13%	$52,869	34,838
Veritex Community Bank (6)	$75,000	1 month LIBOR	2.30%	$74,662	11,258
Total	$1,300,000			$956,165	$853,408

(A) See below for timing of applicable transitions to SOFR as base interest rate and corresponding applicable interest rate spreads.

(1) This agreement terminates on September 20, 2022. On January 27, 2022, this repurchase facility was amended to state that interest will accrue on any outstanding balance at a rate based on Term SOFR plus a spread and increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which was subject to reduction to $400.0 million upon the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement which occurred on February 7, 2022.

(2) This agreement terminates on August 5, 2022.

(3) On February 4, 2022, this facility was amended to extend the initial termination date of the Master Repurchase Agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the Subsidiary’s repurchase of a mortgage loan, the Company or the Subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a spread generally ranging from 2.20% to 3.45%.

(4) On March 2, 2022, the agreement was extended to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate plus a spread equal to 20 basis points.

(5) On March 7, 2022, the agreement was amended to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread.

(6) This agreement terminates on August 16, 2023. On February 11, 2022, the Company amended the financing facility to (1) increase the size of the financing facility to $75.0 million from $50.0 million, and (2) interest will accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum.
7.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash was substantially comprised of margin collateral for securities sold under agreements to repurchase as of each of March 31, 2022 and December 31, 2021.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements as of March 31, 2022 and December 31, 2021:

March 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$348,867	0.32%	9
RMBS	128,555	0.56%	15
Total	$477,422	0.38%	11

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
8.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of March 31, 2022 and December 31, 2021 included both “To be Announced” forward-settling of mortgage-backed securities trades (“TBAs”) and interest rate futures contracts.

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
Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS” for realized losses, and “net unrealized (loss) gain on mortgage loans and derivative contracts” for unrealized gains and losses.
The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of March 31, 2022 and December 31, 2021:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
March 31, 2022	Interest rate futures	11,139	$13,279	$—	$—	$1,113,900
March 31, 2022	TBAs	N/A	$3,748	$—	$—	$445,019

December 31, 2021	Interest rate futures	10,438	$—	$(728)	$—	$1,043,800
December 31, 2021	TBAs	N/A	$2,428	$—	$—	$523,938
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and March 31, 2021 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended March 31, 2022	Interest rate futures	$19,684	$14,007
Three Months Ended March 31, 2022	TBAs	$14,413	$1,319

Three Months Ended March 31, 2021	Interest rate futures	$1,702	$1,677
Three Months Ended March 31, 2021	TBAs	$(373)	$(67)

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
As of March 31, 2022, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K, with the exception of electing the fair value option for non-recourse securitization obligations, collateralized by residential mortgage loans, as described in Note 1. Included in Note 10 to the Consolidated Financial Statements for the year ended December 31, 2021 is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets, at fair value	(in thousands)
Residential mortgage loans	$—	$1,097,275	$6,498	$1,103,773
Residential mortgage loans in securitization trust	—	1,076,532	1,435	1,077,967
Commercial mortgage loans	—	20,704	—	20,704
Investments in securities
Non-Agency RMBS (1)	—	84,442	—	84,442
Agency whole pool loan securities	—	406,846	—	406,846
AOMT CMBS (1)	—	10,055	—	10,055
U.S. Treasury Bills	349,992	—	—	349,992
Unrealized appreciation on futures contracts	13,279	—	—	13,279
Unrealized appreciation on TBAs	3,748	—	—	3,748
Total assets at fair value	$367,019	$2,695,854	$7,933	$3,070,806

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (2)	$—	$483,041	$—	$483,041
Total liabilities at fair value	$—	$483,041	$—	$483,041

(1) Non‑Agency RMBS held as of March 31, 2022 included both retained tranches of securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of March 31, 2022 were comprised of retained tranches of AOMT securitizations.

(2) Only the portion subject to fair value measurement, as adjusted for fair value, is presented above. See below for the disclosure of the full debt at fair value.

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

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of March 31, 2022:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
($ in thousands)
Residential mortgage loans, at fair value	$6,498	Prepayment rate (annual CPR)	—% - 19.84%	7.41%
		Default rate	3.13% - 37.38%	14.42%
		Loss severity	(22.14)% - 33.77%	(0.03)%
		Expected remaining life	0.70 - 2.77 years	1.78 years

Residential mortgage loans in securitization trust, at fair value	$1,435	Prepayment rate (annual CPR)	—% - 19.84%	7.41%
		Default rate	3.13% - 37.38%	14.42%
		Loss severity	(22.14)% - 33.77%	(0.03)%
		Expected remaining life	0.70 - 2.77 years	1.78 years
Fair Value Disclosure - Non-Recourse Securitization Obligations, Collateralized by Residential Mortgage Loans - Fair Value for Disclosure Purposes Only
To determine the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, net, in full, the Company used the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline DM/Yield, recovery assumptions, tranche type, collateral coupon, age and loan size and other inputs specific to each security. These quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements. This liability is categorized as Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability.

As of March 31, 2022, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.05 billion and $1.01 billion, respectively, a difference of approximately $40.2 million (which includes AOMT 2022-1, which is marked to fair value; and AOMT 2021-7, and AOMT 2021-4, which are carried at amortized cost, as further described). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $22.7 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$1,056,875	$5,037	$1,061,912
Residential mortgage loans in securitization trusts	—	665,802	1,563	667,365
Commercial mortgage loans	—	18,145	519	18,664
Investments in securities
Non-Agency RMBS (1)	—	113,579	—	113,579
Agency whole pool loan securities	—	372,055	—	372,055
AOMT CMBS (1)	—	10,756	—	10,756
U.S. Treasury Bills	249,999	—	—	249,999
Unrealized appreciation on TBAs	2,428	—	—	2,428
Total assets	$252,427	$2,237,212	$7,119	$2,496,758

Liabilities, at fair value
Unrealized depreciation on futures contracts	$728	$—	$—	$728
Total liabilities	$728	$—	$—	$728

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

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
($ in thousands)
Residential mortgage loans, at fair value	$5,037	Prepayment rate (annual CPR)	—% - 20.85%	6.89%
		Default rate	—% - 37.32%	13.05%
		Loss severity	(20.31)% - 36.35%	0.89%
		Expected remaining life	0.04 - 2.75 years	1.72 years

Residential mortgage loans in securitization trust, at fair value	$1,563	Prepayment rate (annual CPR)	—% - 20.85%	6.89%
		Default rate	—% - 37.32%	13.05%
		Loss severity	(20.31)% - 36.35%	0.89%
		Expected remaining life	0.04 - 2.75 years	1.72 years

Commercial mortgage loans, at fair value	$519	Loss severity	(25.00)%	(25.00)%
		Sale or Liquidation timeline	39 - 50 months	39 - 50 months
10.    Related Party Transactions
Residential Mortgage Loan Purchases
The Company purchases residential mortgage loans under loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The Company purchases the mortgage loans on a servicing retained basis. The residential mortgage loans are mortgage loans on residences located in various states with a concentration in California and Florida.
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of March 31, 2022 and December 31, 2021:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
March 31, 2022	$347,086	685	930

December 31, 2021	$909,442	1,959	754

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commercial Mortgage Loan Purchases
The Company purchases commercial mortgage loans under loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The commercial mortgage loans are mortgage loans on commercial properties, primarily multifamily and retail properties, located in various states with concentrations in California and Maine. The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of March 31, 2022 and December 31, 2021:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
March 31, 2022	$—	—	4

December 31, 2021	$—	—	5
Pre-IPO Management Fee
A pre-IPO management agreement (the “Pre-IPO Management Agreement”) existed among the Company, the Manager, and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), the Company’s sole common stockholder prior to the IPO. Per the Pre-IPO Management Agreement, on a quarterly basis in advance, the Company paid the Manager an aggregate, fixed management fee equal to 1.5% per annum of the total Actively Invested Capital (as defined in the Pre-IPO Management Agreement) of the limited partners in Angel Oak Mortgage Fund. The Pre-IPO Management Agreement terminated on June 21, 2021, in connection with the IPO.

Post-IPO Management Fee
On and after June 21, 2021, the post-IPO management agreement (the “Management Agreement”) took effect among the Company, the Operating Partnership, and the Manager. Per the Management Agreement, on a quarterly basis in arrears, after the IPO, the Company paid the Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement).
Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements to an affiliate of the Manager.
11.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2022, the Company was not aware of any legal claims that could materially impact its financial condition. As of March 31, 2022, the Company had no unfunded commitments.

12.     Equity and Earnings per Share (“EPS”)

Basic and Diluted EPS for the three months ended March 31, 2022

Basic and diluted earnings per share are equivalent for the three months ended March 31, 2022, due to net losses for the period. Shares of unvested restricted stock totaling 507,900 shares are anti-dilutive and are not included in the calculation of diluted earnings per share.

Basic and Diluted EPS for the three months ended March 31, 2021

For the three months ended March 31, 2021, basic and diluted earnings per share were equivalent as there were no potentially dilutive securities outstanding. For the three months ended March 31, 2021, 1,000 shares of common stock were outstanding (both outstanding and weighted average outstanding), all of which were held by Angel Oak Mortgage Fund, the Company’s sole common stockholder prior to the IPO. These shares have been retroactively restated accordingly for the calculations of earnings per share for the three months ended March 31, 2021 as described below.

In conjunction with its IPO, the Company declared a stock dividend that resulted in the issuance, immediately prior to the completion of the IPO, of 15,723,050 shares of common stock to the Company’s then-sole common stockholder, Angel Oak Mortgage Fund, who then immediately distributed all of its stock in the Company (representing 15,724,050 shares) to its investors. As a result of the stock dividend, 15,724,050 shares of common stock were outstanding as of June 21, 2021 (both outstanding and weighted average outstanding)

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

immediately prior to the completion of the IPO, and the related share data and earnings per share calculations include the share amounts that have been retroactively restated accordingly for the calculations of earnings per share for the three months ended March 31, 2021.

13.    Subsequent Events

Subsequent events of significance for disclosure purposes only (i.e., subsequent events that are not recognized in the financial statements as of and for the three months ended March 31, 2022) are as follows:
On April 13, 2022, the Company entered into a $340.0 million repurchase facility with Royal Bank of Canada (“RBC”) through the execution of a Master Repurchase Agreement (the “Master Repurchase Agreement”) between the Company as guarantor, and two of its subsidiaries, as sellers, and RBC as buyer. Pursuant to the Master Repurchase Agreement, the Company’s subsidiaries may sell certain whole loan assets to RBC and later repurchase such whole loan assets from RBC. The Master Repurchase Agreement terminates on October 13, 2022, unless such term is extended or terminated earlier pursuant to the terms of the Master Repurchase Agreement. The amount expected to be advanced by RBC is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, which is a percentage of the unpaid principal balance or market value of the whole loan asset depending on the delinquency of the underlying whole loan asset. Similarly, the interest rate on any outstanding balance under the Master Repurchase Agreement that the applicable Subsidiary is required to pay RBC is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the Master Repurchase Agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the whole loan asset is repurchased by the applicable subsidiary. Additionally, RBC is under no obligation to purchase the whole loan assets we offer to sell to them.
On May 12, 2022, the Company declared a dividend of 45 cents per share of common stock, to be paid on May 31, 2022 to common stockholders of record as of May 23, 2022.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the safe harbor provisions of [the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise

Factors that could have a material adverse effect on future results and performance relative to those set forth in or implied by the related forward-looking statements, as well as on our business, financial condition, liquidity, results of operations and prospects, include, but are not limited to:

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

•the ability of our Falcons I, LLC (the “Manager”) to locate suitable investments for us, manage our portfolio, and implement our strategy;

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

•events, contemplated or otherwise, such as acts of God, including hurricanes earthquakes, and other natural disasters, including those resulting from global climate change, pandemics, acts of war or terrorism, escalation of military conflicts (such as the recent Russian invasion of Ukraine), and others that may cause unanticipated and uninsured performance declines, disruptions in markets, and/or losses to us or the owners and operators of the real estate securing our investments;

•impact of and changes in governmental regulations, tax laws and rates, accounting principles and policies and similar matters;

•the level of governmental involvement in the U.S. mortgage market;

•future changes with respect to the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac” and collectively with Fannie Mae, the “GSEs”) in the mortgage market and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities;

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date such statements are made. The risks summarized under Item 1A. Risk Factors in the Annual Report on Form 10-K could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

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
We are externally managed and advised by the Manager, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $13.4 billion in assets under management as of March 31, 2022 across its private credit strategies, public funds, and separately managed accounts, including approximately $9.1 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of March 31, 2022, had originated over $14.4 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has over 900 employees across its enterprise.

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

We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification as a REIT, and maintenance of such qualification, will depend on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our stock. We also intend to operate our business in a manner that will allow us to maintain our exclusion from regulation as an investment company under the Investment Company Act. Our common stock commenced trading on the New York Stock Exchange of June 17, 2021.

We expect to derive our returns primarily from the difference between the interest we earn on loans we make and our cost of capital, as well as the returns from bonds, including risk retention securities, that are retained after securitizing the underlying loan collateral.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The 2022 macroeconomic environment for the first three months of the year appeared more challenging than that of the 2021 full-year macroeconomic environment. Major challenges to the U.S. economy in 2022 involved continued supply chain issues, labor shortages, and an inflationary environment exacerbated by the military conflict between Ukraine and Russia and the economic sanctions related thereto. Interest rates have increased in 2022, which has resulted in a slowdown of mortgage originations and refinancing activity, as the 30-year mortgage rate average exceeded 5% by the end of March 2022, up from approximately 3% in December 2021. The availability of housing stock in many areas of the U.S. has remained low, and supply chain issues continue to constrain home building in many areas of the U.S., as raw materials are, in some cases, unavailable for extended periods of time.

A slowdown in homeowner prepayment activities (including refinancing existing mortgages, as referred to above) may have a positive impact on some of the bonds that we hold from older securitization transactions, as we typically hold the lower junior and XS (interest only) tranches of bonds from a securitization transaction, and the lack of prepayment activity within a securitization transaction results in more interest income available to be allocated to the XS bonds.

On March 16, 2022, the Federal Reserve Bank of the U.S. (the “Fed”) approved a 25 basis point increase to the federal funds rate, the first increase to the rate in nearly three years. In addition, the Fed approved a 50 basis point increase to the federal funds rate on May 5, 2022. An increase in the federal funds rate generally has the effect of increasing borrowing rates for all types of consumer credit, including mortgages. The Fed has also indicated that it plans to continue to increase interest rates in the near term. We believe that a further increase in interest rates from the previous historically low levels is unlikely to significantly affect demand for non-QM mortgages; however, an increase in interest rates generally causes interest rate spreads to widen, which may negatively impact the valuation of our whole loan portfolio, as wider interest rate spreads generally cause a decrease in the value of whole loans originated at lower interest rates. Our whole loan portfolio was affected in this manner during the first quarter of 2022, with unrealized losses incurred on our whole loan portfolio, with the size of the portfolio magnifying the unrealized loss effect. These unrealized losses were partially offset by our economic hedges in interest rate futures contracts and “To be Announced” forward-settling of mortgage-backed securities trades (“TBAs”).

Although we currently have unrealized losses in our whole loan portfolio, which may continue as interest rate spreads widen, given the Fed’s planned further interest rate increases, holding whole loans originated at higher interest rates generally has the effect of increasing our net interest income, resulting in prepayment speeds likely slowing for existing securitization transactions, which will also increase our net interest income as we primarily hold junior and interest only tranches of the securitized bonds that we have issued.

Our investment performance

Our non-QM whole loan portfolio experienced unrealized losses on the portfolio during the first three months of 2022, which were driven by mark-to-market losses due to yield spreads widening. The residential mortgage-backed securities (“RMBS”) portfolio and commercial mortgage-backed securities (“CMBS”) portfolio results also included mark-to-market losses on the valuation of this asset class. Realized gains on our TBA investments and interest rate futures partially offset these unrealized mark-to-market losses.

The non-QM portfolio unrealized losses and the realized gains of the TBAs and interest rate futures are reflected in net income, while the RMBS and CMBS portfolios’ unrealized losses are reflected in other comprehensive income.

Purchases of whole loans in the first quarter of 2022 and our 2022 securitizations

During the quarter ended March 31, 2022, we purchased $675.6 million in residential whole loans. On February 11, 2022, we issued one new securitization, AOMT 2022-1, securitizing a total of $537.6 million of unpaid principal balance of seasoned residential non-QM mortgage loans. The issuance of AOMT 2022-1, along with our 2021 issuances of AOMT 2021-4 and AOMT 2021-7, securitized a total of $1.2 billion of unpaid principal balance of seasoned residential non-QM mortgage loans. We issued these securitizations as the sole participant in the securitization. We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding these types of transactions, we have consolidated these securitizations on our condensed consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets for the period and year ended March 31, 2022 and December 31, 2021.

Our securitizations prior to 2021 were securitization transactions for which we did not meet the accounting rules to be considered a “primary beneficiary” of the applicable securitization vehicle, and therefore, for these prior securitizations, the bonds retained in the securitization are held on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

New whole loan financing facilities

On April 13, 2022, we entered into a new financing facility, which afforded us $340.0 million of additional borrowing capacity, for a total capacity of $1.6 billion with which to execute our core strategy of purchasing whole loans and retaining them until securitized.

Key Financial Metrics

As a real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Distributable Earnings Return on Average Equity and book value per share.

Distributable Earnings

Distributable Earnings is a non‑GAAP measure and is defined as net income (loss) allocable to common stockholders as calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), excluding (1) unrealized gains and losses on our aggregate portfolio, (2) impairment losses, (3) extinguishment of debt, (4) non-cash equity compensation expense, (5) the incentive fee earned by our Manager, (6) realized gains or losses on swap terminations and (7) certain other nonrecurring gains or losses. We believe that the presentation of Distributable Earnings provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. We believe Distributable Earnings as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, generally we intend to attempt to pay dividends to our stockholders in an amount equal to our REIT taxable income, if and to the extent authorized by our Board of Directors. Distributable Earnings is one of a number of factors considered by our Board of Directors in declaring dividends and, while not a direct measure of REIT taxable income, over time, the measure can be considered a useful indicator of our dividends. Distributable Earnings should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings may not be comparable to similar measures presented by other REITs.

We also will use Distributable Earnings to determine the incentive fee payable to the Manager pursuant to the management agreement (the “Management Agreement”) that we and Angel Oak Mortgage Operating Partnership, LP (the “Operating Partnership”) entered into with the Manager upon the completion of our initial public offering (“IPO”) on June 21, 2021. For information on the fees that are payable to the Manager under the Management Agreement, see the Annual Report on Form 10-K.

Distributable Earnings were approximately $37.3 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively.

The table below sets forth a reconciliation of net (loss) income allocable to common stockholder(s), calculated in accordance with GAAP, to Distributable Earnings for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net (loss) income allocable to common stockholder(s)	$(43,545)	$9,483
Adjustments:
Net other-than-temporary credit impairment losses	—	—
Net unrealized (gains) losses on derivatives	(15,326)	(1,610)
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	30,210	—
Net unrealized (gains) losses on residential loans	64,587	(2,892)
Net unrealized (gains) losses on commercial loans	496	(142)
Net unrealized (gains) losses on financial instruments at fair value	—	—
(Gains) losses on extinguishment of debt	—	—
Non-cash equity compensation expense	871	—
Incentive fee earned by the Manager	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—
Total other non-recurring (gains) losses	—	—
Distributable Earnings	$37,293	$4,839

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	($ in thousands)
Annualized Distributable Earnings	$149,171	$19,356
Average total stockholder(s)’ equity	$456,415	$281,481
Distributable Earnings Return on Average Equity	32.7%	6.9%

Book Value per Share

The following table sets forth the calculation of our book value per share as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands except for share and per share data)
Total stockholders’ equity	$421,436	$491,390
Preferred stock	(101)	(101)
Stockholders’ equity, net of preferred stock	$421,335	$491,289
Number of shares outstanding at period end	25,085,796	25,227,328
Book value per share	$16.80	$19.47

Results of Operations

Our results of operations presented herein for the three months ended March 31, 2021 do not reflect the expenses typically associated with being a public company for the reporting period, including increased insurance, legal, and accounting fees, full periods of equity compensation expense, expenses incurred in complying with the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and increased expense of the base management fee to our Manager as a result of differences in the way fees and expense reimbursements are calculated under the Management Agreement as compared to the pre-IPO management agreement as among us, our Manager and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), our sole common stockholder prior the IPO (the “pre-IPO management agreement”). Additionally, pursuant to the Management Agreement, we are required to reimburse our Manager for its operating expenses, including third‑party expenses, incurred on our behalf; and our Manager is entitled to reimbursement for costs of the wages, salaries, and benefits incurred by our Manager for our dedicated Chief Financial Officer and Treasurer and a proportionate amount of the costs of the wages, salaries, and benefits of our Chief Executive Officer and President (who, after the completion of the IPO, has dedicated a substantial majority of his business time to us) based on the percentage of his business time spent on our matters, and any other dedicated or partially dedicated employees based on the percentage of each such person’s working time spent on matters related to us.

Three Months Ended March 31, 2022 and 2021

The following table sets forth a summary of our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(in thousands)
INTEREST INCOME, NET
Interest income	$27,109	$10,033
Interest expense	10,170	832
NET INTEREST INCOME	16,939	9,201

REALIZED AND UNREALIZED (LOSSES) GAINS, NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	26,416	(2,288)
Net unrealized (loss) gain on mortgage loans and derivative contracts	(80,181)	4,518
TOTAL REALIZED AND UNREALIZED (LOSSES) GAINS, NET	(53,765)	2,230

EXPENSES
Operating expenses	3,784	523
Operating expenses incurred with affiliate	855	439
Due diligence and transaction costs	770	64
Stock compensation	871	—
Securitization costs	2,019	—
Management fee incurred with affiliate	1,873	918
Total operating expenses	10,172	1,944

INCOME BEFORE INCOME TAXES	(46,998)	9,487
Income tax benefit	(3,457)	—
NET (LOSS) INCOME	(43,541)	9,487
Preferred dividends	(4)	(4)
NET (LOSS) INCOME ALLOCABLE TO COMMON STOCKHOLDER(S)	$(43,545)	$9,483
Other comprehensive (loss) income	(12,987)	529
TOTAL COMPREHENSIVE (LOSS) INCOME	$(56,532)	$10,012

Net Interest Income

The following table sets forth the components of net interest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$11,981	$1,108,704	$2,550	$182,652
Residential mortgage loans in securitization trusts	10,418	881,294	—	—
Commercial mortgage loans	302	19,061	128	7,552
RMBS	4,108	350,236	6,801	165,588
CMBS	300	10,499	549	10,389
U.S. Treasury Bills	—	149,998	3	37,499
Other interest income	—	57,955	2	35,289
Total interest income	27,109		10,033
Interest expense
Notes payable	5,497	918,536	725	113,678
Non-recourse securitization obligation, collateralized by residential mortgage loans	4,583	837,504	—	—
Repurchase facilities	90	356,525	107	65,221
Total interest expense	10,170		832
Net interest income	$16,939		$9,201

Net interest income for the three months ended March 31, 2022 and 2021 was $16.9 million and $9.2 million, respectively. Net interest income increased due to the additional average portfolio balance in the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the composition of the portfolio during March 31, 2022 having a higher average balance of residential mortgage loans and residential mortgage loans in securitization trusts, along with a higher RMBS average balance, which increased net interest income. These average asset balances were partially offset by higher average balances in related liabilities in the three months ended March 31, 2022 as compared to the same period in 2021, which resulted in increased interest expense during the comparative period.

Total Realized and Unrealized (Losses) Gains

The components of total realized and unrealized (losses) gains, net for the three months ended March 31, 2022 and 2021 are set forth as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(in thousands)
Unrealized loss on securitization, net of unrealized gain on non-recourse securitization obligation	(30,240)	—
Realized loss on RMBS, net	(5,042)	(3,976)
Realized loss on CMBS	(42)	(227)
Realized gain on interest rate futures	19,684	2,076
Realized and unrealized gain (loss) on TBAs	15,462	(440)
Realized and unrealized (loss) gain on residential mortgage loans	(67,112)	2,837
Realized and unrealized (loss) gain on commercial mortgage loans	(482)	284
Unrealized appreciation on interest rate futures	14,007	1,676
Total realized and unrealized (losses) gains, net	$(53,765)	$2,230

For the three months ended March 31, 2022 and 2021, total realized and unrealized gains (losses), net were $(53.8) million and $2.2 million, respectively. During the three months ended March 31, 2022, widening interest rate spreads caused the valuation of residential mortgage loans to decrease, which resulted in an unrealized loss in residential mortgage loans, the losses of which were partially offset by the mark to market of the liability associated with securitized loans held in residential mortgage trusts and realized and unrealized gains on interest rate futures and TBAs. In the three months ended March 31, 2021, realized and unrealized gains on residential mortgage loans and interest rate futures were partially offset by realized loss on RMBS, which was primarily due to prepayment speeds on the junior and interest only bonds that we held.

Expenses

Operating Expenses

For the three months ended March 31, 2022 and 2021, our operating expenses were $3.8 million and $0.5 million, respectively. The increase in operating expenses in the three month period ended March 31, 2022 was due to an increase in costs due to being a public company, including increased insurance, audit, and legal fees. We also experienced an increase in loan administration costs, commensurate with an increase in the number of loans in our portfolio during the comparative period.

Operating Expenses Incurred with Affiliate

For the three months ended March 31, 2022 and 2021, our operating expenses incurred with affiliate were $0.9 million and $0.4 million, respectively. These expenses were primarily due to the allocated time of partially dedicated employees’ compensation being reimbursed by us, which time allocated to us increased during the comparative periods.

Due Diligence and Transaction Costs

For the three months ended March 31, 2022 and 2021, our due diligence and transaction costs were $0.8 million and $0.1 million, respectively. The increase in these costs was due to whole loan acquisition diligence costs, which increased over the comparative period as we purchased more whole loans during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Stock Compensation

For the three months ended March 31, 2022, our stock compensation expense was $0.9 million. We did not have any stock compensation expense for the three months ended March 31, 2021 as no grants were made during that period. In connection with the IPO in June 2021, we issued restricted stock awards to key employees of Angel Oak, including our Manager, as well as the independent directors on our Board of Directors. We issued additional restricted stock awards to other key employees on January 1, 2022. Restricted stock awards vest in over one to three years, commencing on the one year anniversary of the grant date.

Securitization Costs

Securitization costs of $2.0 million were incurred for the three months ended March 31, 2022 in the securitization of AOMT 2022-1. During the comparative period of the three months ended March 31, 2021, we incurred no securitization expense as we did not enter into any securitizations during that period.

Management Fee Incurred with Affiliate

Prior to the completion of the IPO, we were required to pay the Manager, in cash, a management fee pursuant to a pre-IPO management agreement among us, the Manager and Angel Oak Mortgage Fund, our sole common stockholder prior the IPO (the “pre-IPO management agreement”). The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital (as defined in the pre-IPO management agreement) of the limited partners in Angel Oak Mortgage Fund, which we believe is reflective of a typical management fee payable by a private investment vehicle.

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

For the three months ended March 31, 2022 and 2021, our management fee incurred with affiliate was $1.9 million and $0.9 million, respectively. The increase is due to the increase in our average equity for the three months ended March 31, 2022 as compared to the same period in 2021.

Our Portfolio

As of March 31, 2022, our portfolio consisted of approximately $2.7 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of March 31, 2022:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,103,773	$955,734	$148,039	35.1%
Residential mortgage loans in securitization trust	1,077,967	1,031,200	$46,767	11.1%
Commercial mortgage loans	20,704	431	20,273	4.8%
Total whole loan portfolio	$2,202,444	$1,987,365	$215,079	51.0%

Investment securities
RMBS	$491,287	$128,555	$362,732	86.1%
CMBS	10,055	—	10,055	2.4%
U.S. Treasury Bills	349,992	348,867	1,125	0.3%
Total investment securities	851,334	$477,422	$373,912	88.8%

Total investment portfolio	$3,053,778	$2,464,787	$588,991	139.8%
Target assets (1)	$2,703,786	$2,115,920	$587,866	139.5%

Cash	90,445	—	90,445	21.5%
Other assets and liabilities (2)	(258,000)	—	(258,000)	(61.2)%
Total	$2,886,223	$2,464,787	$421,436	100.1%

(1) “Target assets” as presented above includes the total investment portfolio excluding U.S. Treasury Bills.
(2) Substantially comprised of $298.7 million due to broker.

As of December 31, 2021, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2021:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,061,912	$852,961	$208,951	42.5%
Residential mortgage loans in securitization trust	667,365	616,557	50,808	10.3%
Commercial mortgage loans	18,664	447	18,217	3.7%
Total whole loan portfolio	$1,747,941	$1,469,965	$277,976	56.5%

Investment securities
RMBS	$485,634	$360,501	$125,133	25.5%
CMBS	10,756	—	10,756	2.2%
U.S. Treasury Bills	249,999	248,750	1,249	0.3%
Total investment securities	$746,389	$609,251	$137,138	28.0%

Total investment portfolio	$2,494,330	$2,079,216	$415,114	84.5%
Target assets (1)	$2,244,331	$1,830,466	$413,865	84.2%

Cash	$40,801	$—	$40,801	8.3%
Other assets and liabilities	35,475	—	35,475	7.2%
Total	$2,570,606	$2,079,216	$491,390	100.0%

(1) “Target assets” as presented above includes the total investment portfolio excluding U.S. Treasury Bills.

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of March 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$71 - $3,489	$513
Interest rate	2.88% - 9.25%	4.52%
Maturity date	10/1/2036 - 3/1/2062	12/21/2052
FICO score at loan origination	521 - 823	735
LTV at loan origination	8% - 95%	70%
DTI at loan origination	1.15% - 59.06%	24%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.60%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$48 - $3,410	$506
Interest rate	2.75% - 9.25%	4.49%
Maturity date	10/1/2036 - 12/1/2061	4/20/2053
FICO score at loan origination	521 - 823	740
LTV at loan origination	12% - 95%	70%
DTI at loan origination	1.60% - 59.06%	27%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.30%

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2022:

($ in thousands)
UPB	$1,092,291
Number of loans	2,483
Weighted average loan coupon	4.71%
Average loan amount	442
Weighted average LTV at loan origination and deal date	70%
Weighted average credit score at loan origination and deal date	745
Current 3-month constant prepayment rate (“CPR”) (1)	26%
Percentage of loans 90+ days delinquent (based on UPB)	0.1%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2022:

(1) No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2022.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2021:

($ in thousands)
UPB	$642,951
Number of loans	1494
Weighted average loan coupon	4.98%
Average loan amount	433
Weighted average LTV at loan origination and deal date	72%
Weighted average credit score at loan origination and deal date	741
Current 3-month CPR	35.1
Percentage of loans 90+ days delinquent (based on UPB)	0.13

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2021:

(1) No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2021.

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of March 31, 2022:

500
400
300
200
100
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

500
400
300
200
100
0
# of Loans
< 3
3-3.4999
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2021:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of March 31, 2022, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of March 31, 2022:

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of March 31, 2022.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2021, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2021:

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2021.

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of March 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$243 - $4,300	$1,929
Interest rate	5.50% - 8.38%	6.12%
Loan term	2.17 - 28.94 years	8.82 years
LTV at loan origination	46.7% - 75.0%	38.7%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$244 - $4,300	$1,700
Interest rate	5.75% - 8.38%	6.25%
Loan term	1.42 - 28.18 years	8.36 years
LTV at loan origination	46.7% - 75.0%	59.8%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of March 31, 2022 and December 31, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of March 31, 2022:

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2021:

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in Angel Oak Mortgage Trust I (“AOMT”) securitization transactions is set forth below as of March 31, 2022, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$159,331	$156,137	$180,051	$227,962
Number of loans	511	531	668	666
Weighted average loan coupon	7.1%	7.1%	6.4%	5.9%
Average loan amount	$312	$294	$270	$342
Weighted average LTV at loan origination and deal date	75%	73%	71%	74%
Weighted average credit score at loan origination and deal date	694	702	715	717
Current 3-month CPR	42.3%	48.3%	41.3%	42.2%
90+ day delinquency (as a % of UPB)	12.9%	11.1%	5.4%	4.0%
Fair value of first loss piece (1)	$13,686	$4,008	$2,277	$26,455
Investment thickness (2)	21.82%	10.19%	7.11%	13.61%
(1) Represents the fair value of the securities we hold in the first loss tranche in each securitization.
(2) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2021, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$183,489	$184,793	$206,392	$262,383
Number of loans	586	604	743	757
Weighted average loan coupon	7.082%	7.066%	6.441%	5.905%
Average loan amount	$313	$306	$278	$347
Weighted average LTV at loan origination and deal date	75%	73%	71%	74%
Weighted average credit score at loan origination and deal date	695	703	716	717
Current 3-month CPR	44.89%	50.89%	45.08%	43.61%
90+ day delinquency (as a % of UPB)	12.33%	8.86%	5.31%	3.82%
Fair value of first loss piece	$13,634	$4,019	$2,334	$26,447
Investment thickness	18.95%	8.61%	6.20%	11.82%

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of March 31, 2022:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$1,840	$—	$1,840	$2,725	$—	2,725	$(885)	$—	$(885)
Mezzanine	2,158	—	2,158	1,622	—	1,622	536	—	$536
Subordinate	58,618	6,899	65,517	13,695	1,728	15,423	44,923	5,171	$50,094
Interest only / excess	12,111	2,815	14,926	—	—	—	12,111	2,815	$14,926
Whole pool	—	406,846	406,846	—	108,785	108,785	—	298,061	$298,061
Total	$74,727	$416,560	$491,287	$18,042	$110,513	$128,555	$56,685	$306,047	$362,732

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2021:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$3,076	$—	$3,076	$4,089	$—	$4,089	$(1,013)	$—	$(1,013)
Mezzanine	2,178	—	2,178	1,631	—	1,631	547	—	$547
Subordinate	80,058	10,292	90,350	—	—	—	80,058	10,292	$90,350
Interest only / excess	15,052	2,923	17,975	—	—	—	15,052	2,923	$17,975
Whole pool	—	372,055	372,055	—	354,781	354,781	—	17,274	$17,274
Total	$100,364	$385,270	$485,634	$5,720	$354,781	$360,501	$94,644	$30,489	$125,133

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of March 31, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	298,654	298,654
Effect of principal payments / called deals	(1,207)	—	(24,113)	—	(250,530)	(275,850)
IO and excess servicing prepayments	—	—	2,256	(2,919)	—	(663)
Changes in fair value, net	(29)	(20)	(2,975)	(130)	(13,334)	(16,488)
Ending fair value	$1,840	$2,158	$65,518	$14,926	$406,845	$491,287

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2021:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$18,297	$2,207	$97,614	$31,818	$—	$149,936
Acquisitions:
Secondary market purchases of AOMT securities	—	—	2,209	—	—	2,209
Third party securities	—	—	5,122	7,485	1,466,854	1,479,461
Effect of principal payments / called deals	(15,029)	—	(19,576)	(3,781)	(1,096,112)	(1,134,498)
IO and excess servicing prepayments	—	—	—	(17,355)	—	(17,355)
Changes in fair value, net	(192)	(29)	4,981	(192)	1,313	5,881
Ending fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of March 31, 2022)

(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2022.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	($ in thousands)
UPB of loans	$136,791	$140,360
Number of loans	183	189
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$703	$743
Weighted average LTV at loan origination and deal date	58.4%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	7,383	—	7,383	5,766	—	5,766
Interest only / excess	2,672	—	2,672	3,031	—	3,031
Total	$10,055	$—	$10,055	$8,797	$—	$8,797

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

Description of Existing Financing Arrangements
As of March 31, 2022, we were a party to six loan financing lines, which permitted borrowings in an aggregate amount of up to $1.3 billion. Borrowings under these agreements may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes. A description of each loan financing line is set forth as follows:
Nomura Loan Financing Line. On December 6, 2018, we and one of our subsidiaries entered into a master repurchase agreement with Nomura Corporate Funding Americas, LLC (“Nomura”). We are considered the “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Nomura. Pursuant to the agreement, we and our subsidiary may sell to Nomura, and later repurchase, up to $300.0 million aggregate borrowings on mortgage loans. The agreement terminates on August 5, 2022, unless terminated earlier pursuant to the terms of the agreement. However, we are permitted to extend the expiration date by up to 364 additional days, subject to certain conditions being satisfied.
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
Banc of California Loan Financing Line. On December 21, 2018, we and our subsidiary entered into a master repurchase agreement with Banc of California, National Association (“Banc of California”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Banc of California. Pursuant to the agreement, we or our subsidiary may sell to Banc of California, and later repurchase, up to $50.0 million aggregate borrowings on mortgage loans. The agreement was amended on March 7, 2022 to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread.
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
Deutsche Bank Loan Financing Line. On February 13, 2020, we and our subsidiary entered into a master repurchase agreement with Deutsche Bank, AG (“Deutsche Bank”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Deutsche Bank. Pursuant to the agreement, we or our subsidiary may sell to Deutsche Bank, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement, as amended previously, was set to terminate on February 11, 2022. On February 4, 2022, the agreement was amended to terminate on February 2, 2024, unless terminated earlier pursuant to the terms of the agreement.
Prior to the amendment executed on February 4, 2022, the principal amount paid by Deutsche Bank for each mortgage loan was based on a percentage of the market value, cost‑basis value or unpaid principal balance of the mortgage loan (generally ranging from 60% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Deutsche Bank retained the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Deutsche Bank was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Prior to the February 2, 2024 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we or our subsidiary were required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) 0.00% and (B) one‑month LIBOR and (2) a spread generally ranging from 2.00% to 3.25%.
Pursuant to the amendment executed on February 4, 2022, interest will now accrue on any outstanding balance under the Master Repurchase Agreement at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month). Previously, interest accrued at a rate based on one-month LIBOR. Additionally, the agreement was also amended to remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a spread generally ranging from 2.20% to 3.45%.
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
Goldman Loan Financing Line. On March 5, 2021, we and our subsidiary entered into a master repurchase agreement with Goldman Sachs Bank USA (“Goldman”). We are considered a “Seller” under this agreement. Pursuant to the agreement, we or our subsidiary may sell to Goldman, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans. The agreement was extended on March 2, 2022 to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement.

The principal amount paid by Goldman for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan (generally ranging from 75% to 85%, depending on the type of loan), whichever is less. Pursuant to the agreement, Goldman retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner. The loan financing line is marked‑to‑market at fair value. Additionally, Goldman is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Prior to the January 1, 2022 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we were, or our subsidiary was, required to repay Goldman the principal amount related to such mortgage loan plus accrued interest generally at a rate based on three‑month LIBOR plus 2.25%. On January 1, 2022, the LIBOR-based index was replaced by reference to the sum of Compounded SOFR and a SOFR adjustment of 20 basis points. Compounded SOFR is determined on a one-month basis and is defined as a daily rate as determined by Goldman to be the “USD-SOFR-Compound” rate as defined in the International Swaps and Derivatives Association, Inc. definitions.
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
Veritex Financing Line. On August 16, 2021, we and our subsidiaries entered into a non-mark-to-market $50.0 million committed financing facility with Veritex Community Bank (“Veritex”) through the execution of a Loan and Security Agreement (the “Loan and Security Agreement”) and a Promissory Note (the “Promissory Note” and together with the Loan and Security Agreement, the “Facility Documents”) among those subsidiaries and Veritex. Pursuant to the Facility Documents, Veritex agreed to make one or more advances to one or more of the subsidiaries of the Company (together, the “Borrowers”) secured by mortgage loans, notes and related collateral (the “Veritex Financing Line”). On February 11, 2022, we amended the financing facility to increase the size of the financing facility to $75.0 million from $50.0 million. The Veritex Financing Line terminates, and amounts outstanding under the Veritex Financing Line will mature, on August 16, 2023, subject to certain exceptions.
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

Barclays Financing Line. On September 20, 2021, we and one of our subsidiaries (the “Subsidiary”) entered into a $400.0 million repurchase facility (the “Barclays Financing Line”) with Barclays Bank PLC (“Barclays”) through the execution of a Master Repurchase Agreement (the “Master Repurchase Agreement”) between the Subsidiary and Barclays. Pursuant to the Master Repurchase Agreement, the Subsidiary may sell certain securities to Barclays representing whole loan assets and later repurchase such securities from Barclays. The Master Repurchase Agreement terminates on September 20, 2022, unless terminated earlier pursuant to the terms of the Master Repurchase Agreement. On January 27, 2022, this repurchase facility was amended to to state that interest will accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which is subject to reduction to $400.0 million upon the earlier to occur of (1) the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement and (2) March 30, 2022, which triggering event has occurred.

The amount expected to be advanced by Barclays is generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, which is a percentage of the unpaid principal balance or market value of the asset depending on the type of underlying asset. Prior to the January 27, 2022 amendment, the interest rate on any outstanding balance under the Master Repurchase Agreement that the Subsidiary was required to pay Barclays was generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, where the interest rate was equal to the sum of (1) a spread ranging from 1.70% to 3.50%, determined based on the type of underlying asset, and (2) one-month LIBOR. Additionally, Barclays is under no obligation to purchase the securities we offer to sell to them. As stated above, the interest rate is now calculated as a rate based on Term SOFR instead of one-month LIBOR.

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
The following table sets forth the details of our financing lines as of each of March 31, 2022 and December 31, 2021:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate (A)	Interest Rate Spread (A)	March 31, 2022	December 31, 2021
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month LIBOR	1.70% - 3.50%	$379,333	$362,899
Nomura Corporate Funding Americas, LLC (2)	$300,000	1 month or 3 month LIBOR	1.70% - 3.50%	$20,207	103,149
Deutsche Bank, AG (3)	$250,000	1 month LIBOR	2.00% - 3.25%	$235,743	231,981
Goldman Sachs Bank USA (4)	$200,000	3 month LIBOR	2.25%	$193,351	109,283
Banc of California, National Association (5)	$75,000	1 month LIBOR	2.50% - 3.13%	$52,869	34,838
Veritex Community Bank (6)	$75,000	1 month LIBOR	2.30%	$74,662	11,258
Total	$1,300,000			$956,165	$853,408
(A) See below for timing of applicable transitions to SOFR as base interest rate and corresponding applicable interest rate spreads.

(1) This agreement terminates on September 20, 2022. On January 27, 2022, this repurchase facility was amended to to state that interest will accrue on any outstanding balance at a rate based on Term SOFR plus a spread and increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which was subject to reduction to $400.0 million upon the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement which occurred on February 7, 2022.

(2) This agreement terminates on August 5, 2022.

(3) On February 4, 2022, this facility was amended to extend the initial termination date of the Master Repurchase Agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the Subsidiary’s repurchase of a mortgage loan, the Company or the Subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a spread generally ranging from 2.20% to 3.45%.

(4) On March 2, 2022, the agreement was extended to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate plus a spread equal to 20 basis points.

(5) On March 7, 2022, the agreement was amended to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread.

(6) This agreement terminates on August 16, 2023. On February 11, 2022, the Company amended the financing facility to (1) increase the size of the financing facility to $75.0 million from $50.0 million, and (2) interest will accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. As of March 31, 2022, there was approximately $477.4 million outstanding under these repurchase facilities, with a weighted average interest rate of 0.32%.
The following table sets forth certain characteristics of our short-term repurchase facilities as of March 31, 2022 and December 31, 2021:

March 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$348,867	0.32%	9
RMBS	128,555	0.56%	15
Total	$477,422	0.38%	11

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2021	27,796	57,470	27,796
Q2 2021	787,176	407,486	787,176
Q3 2021	489,287	173,265	489,287
Q4 2021	609,251	206,897	609,251
Q1 2022	477,422	272,282	477,422

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

Securitization Transactions
In February 2022, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 56% of which were mortgage loans originated by third parties and the remainder of which were originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2022-1 issued approximately $551.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $458.3 million and retained cash of $60.9 million, which was used to acquire additional non‑QM loans, pay down repurchase facilities, and acquire other target assets.
We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-1 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of March 31, 2022.
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
We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2021-7 securitization on our condensed consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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
We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the securitization on our condensed consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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
Cash Flows

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cash flows used in operating activities	$(606,423)	$(81,615)
Cash flow provided by investing activities	$261,363	$64,060
Cash flows provided by financing activities	$388,644	$15,599
Net increase (decrease) in cash and restricted cash	$43,584	$(1,956)

Operating cash flows of $(606.4) million for the three months ended March 31, 2022 as compared to $(81.6) million for the three months ended March 31, 2021 were primarily due to the purchase of additional residential mortgage loans during the three months ended March 31, 2022.

Investing cash flows of $261.4 million for the three months ended March 31, 2022 as compared to $64.1 million for the three months ended March 31, 2021 were primarily due to the sale of RMBS during the quarter, partially offset by the purchase and maturity activity of U.S. Treasury securities.

Financing cash flows of $388.6 million for the three months ended March 31, 2022 as compared to $15.6 million for the three months ended March 31, 2021 were increased primarily due to proceeds from the AOMT 2022-1 securitization, partially offset by principal payments to bond holders, dividends to common stockholders, and stock repurchase activity.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” section in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2021. Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in the Annual Report on Form 10-K. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 Plan (as defined below) during the three months ended March 31, 2022:

Month	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	106,875	$17.01	379,488	$18,508,770
February 1, 2022 to February 28, 2022	26,120	$16.64	405,608	$18,074,048
March 1, 2022 to March 31, 2022	46,964	$15.91	452,572	$17,327,031
Totals / Averages	179,959	$16.67	452,572	$17,327,031
(1) In June 2021, the Company entered into a 10b5-1 stock repurchase plan (the “10b5-1 Plan”) with Wells Fargo Securities LLC, pursuant to which Wells Fargo Securities, LLC, as our agent, will buy in the open market up to $25.0 million in shares of our common stock in the aggregate during the period beginning on the date that is four full calendar weeks from the closing of the IPO and ending 12 months thereafter, unless terminated sooner as specified in the 10b5-1 Plan, including if all the capital committed to the 10b5-1 Plan has been exhausted prior thereto, and otherwise on the terms set forth in the 10b5-1 Plan. All shares purchased were purchased as part of the publicly-announced 10b5-1 Plan described above.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

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

10.1	*
Amendment No. 1 to Annex I.A. to Master Repurchase Agreement and Fee Letter between Peachtree Mortgage SPV, LLC and Barclays Bank PLC, dated January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2022)

10.2
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement by and among Angel Oak Mortgage Fund TRS, Angel Oak Mortgage, Inc. and Deutsche Bank AG, New York Branch, dated February 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2022)

10.3
First Modification Agreement by and among Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage, Inc. and Veritex Community Bank, dated February 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022)

10.4
Amended and Restated Promissory Note by Angel Oak Mortgage Fund TRS, Angel Oak Mortgage REIT TRS, LLC and Angel Oak Mortgage Operating Partnership, LP in favor of Veritex Community Bank, dated February 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2022)

10.5	*
Fourth Amendment to Amended and Restated Master Repurchase Agreement and Amendment to Fee Letter among Goldman Sachs Bank USA, Angel Oak Mortgage Fund TRS and Angel Oak Mortgage, Inc dated March 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022)

10.6	*
Amended and Restated Variable Terms Letter among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS, and Banc of California, National Association, dated March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2022)

10.7
Indemnification Agreement between Angel Oak Mortgage, Inc. and Jonathan Morgan, dated January 26, 2022 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 28, 2022)

10.8
Master Repurchase Agreement among Royal Bank of Canada; Angel Oak Mortgage Operating Partnership, LP; Angel Oak Mortgage Fund TRS and Angel Oak Mortgage, Inc., dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

10.9
Guaranty Agreement by Angel Oak Mortgage, Inc. in favor of Royal Bank of Canada, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

31.1	**	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

*    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**    Filed herewith.

***    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE, INC.

Date: May 16, 2022	By:	/s/ Robert J. Williams
Robert J. Williams
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)