Form 10-Q
period 2022-06-30
Angel Oak Mortgage, Inc.
filed 2022-08-12
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,936,750 shares of common stock, $0.01 par value per share, outstanding as of August 12, 2022.

ANGEL OAK MORTGAGE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	June 30, 2022	December 31, 2021
ASSETS
Residential mortgage loans - at fair value	$1,279,341	$1,061,912
Residential mortgage loans in securitization trusts - at fair value	982,579	667,365
Commercial mortgage loans - at fair value	20,196	18,664
RMBS - at fair value	922,859	485,634
CMBS - at fair value	8,982	10,756
U.S. Treasury securities - at fair value	—	249,999
Cash and cash equivalents	16,100	40,801
Restricted cash	5,776	11,508
Principal and interest receivable	43,030	25,984
Deferred tax asset	3,457	—
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	594	2,428
Other assets	1,732	2,878
Total assets	$3,284,646	$2,577,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$1,102,101	$853,408
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	949,442	616,557
Securities sold under agreements to repurchase	128,365	609,251
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	8,258	728
Due to broker	720,405	—
Accrued expenses	2,584	442
Accrued expenses payable to affiliate	1,539	1,425
Interest payable	2,663	1,283
Income taxes payable	—	1,600
Management fee payable to affiliate	2,005	1,845
Total liabilities	$2,917,362	$2,086,539

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value, 12% cumulative, non-voting, 125 shares issued and outstanding as of June 30, 2022 and December 31, 2021	101	101
Common stock, $0.01 par value. As of June 30, 2022: 350,000,000 shares authorized, 24,925,930 shares issued and outstanding. As of December 31, 2021: 350,000,000 shares authorized, 25,227,328 shares issued and outstanding.	249	252
Additional paid-in capital	472,356	476,510
Accumulated other comprehensive income	1,248	3,000
Retained (deficit) earnings	(106,670)	11,527
Total stockholders’ equity	$367,284	$491,390
Total liabilities and stockholders’ equity	$3,284,646	$2,577,929

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
INTEREST INCOME, NET
Interest income	$29,702	$12,143	$56,811	$22,177
Interest expense	13,271	1,846	23,441	2,678
NET INTEREST INCOME	16,431	10,297	33,370	19,499

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	12,718	(10,224)	39,133	(12,512)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 2), and derivative contracts	(73,985)	4,813	(154,166)	9,330
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(61,267)	(5,411)	(115,033)	(3,182)

EXPENSES
Operating expenses	2,977	609	6,723	1,130
Operating expenses incurred with affiliate	838	533	1,838	972
Due diligence and transaction costs	519	177	1,182	242
Stock compensation	968	90	1,839	90
Securitization costs	—	—	2,019	—
Management fee incurred with affiliate	2,006	1,250	3,879	2,169
Total operating expenses	7,308	2,659	17,480	4,603

INCOME BEFORE INCOME TAXES	(52,144)	2,227	(99,143)	11,714
Income tax benefit	—	—	(3,457)	—
NET INCOME (LOSS)	$(52,144)	$2,227	$(95,686)	$11,714
Preferred dividends	(4)	(4)	(8)	(8)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDER(S)	$(52,148)	$2,223	$(95,694)	$11,706
Other comprehensive income (loss)	11,235	3,085	(1,752)	3,615
TOTAL COMPREHENSIVE INCOME (LOSS)	$(40,913)	$5,308	$(97,446)	$15,321

Basic earnings (loss) per common share	$(2.13)	$0.13	$(3.90)	$0.72
Diluted earnings (loss) per common share	$(2.13)	$0.13	$(3.90)	$0.72

Weighted average number of common shares outstanding:
Basic	24,458,015	16,746,606	24,549,977	16,238,153
Diluted	24,458,015	16,798,660	24,549,977	16,264,323

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholder(s)’ Equity
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders’ Equity
Stockholders’ equity as of March 31, 2022	$101	$252	$474,377	$(9,987)	$(43,306)	$421,437
Repurchase of common stock	—	(3)	(2,989)	—	—	(2,992)
Non-cash equity compensation	—	—	968	—	—	968
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	11,235	—	11,235
Dividends paid on common stock	—	—	—	—	(11,216)	(11,216)
Net loss	—	—	—	—	(52,144)	(52,144)
Stockholders’ equity as of June 30, 2022	$101	$249	$472,356	$1,248	$(106,670)	$367,284

	Three Months Ended June 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholder(s)’ Equity
Stockholder’s equity as of March 31, 2021	$101	$157	$302,750	$(509)	$12,084	$314,583
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Non-cash equity compensation	—	5	85	—	—	90
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	3,085	—	3,085
Net income	—	—	—	—	2,227	2,227
Stockholders’ equity as of June 30, 2021	$101	$255	$479,542	$2,576	$14,307	$496,781
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholder(s)’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	$491,390
Repurchase of common stock	—	(3)	(5,993)	—	—	(5,996)
Non-cash equity compensation	—	—	1,839	—	—	1,839
Dividends declared - preferred	—	—	—	—	(8)	(8)
Unrealized loss on RMBS and CMBS	—	—	—	(1,752)	—	(1,752)
Dividends paid on common stock	—	—	—	—	(22,503)	(22,503)
Net loss	—	—	—	—	(95,686)	(95,686)
Stockholders’ equity as of June 30, 2022	$101	$249	$472,356	$1,248	$(106,670)	$367,284

	Six Months Ended June 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholder(s)’ Equity
Stockholder’s equity as of December 31, 2020	$101	$157	$246,489	$(1,039)	$2,601	$248,309
Contributions from common stockholder prior to IPO	—	—	56,261	—	—	56,261
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Non-cash equity compensation	—	5	85	—	—	90
Dividends declared - preferred	—	—	—	—	(8)	(8)
Unrealized gain on RMBS and CMBS	—	—	—	3,615	—	3,615
Net income	—	—	—	—	11,714	11,714
Stockholders’ equity as of June 30, 2021	$101	$255	$479,542	$2,576	$14,307	$496,781

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(95,686)	$11,714
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized loss (gain) on mortgage loans, derivative contracts, RMBS, and CMBS	(39,133)	12,512
Net unrealized loss (gain) on mortgage loans and derivative contracts	154,166	(9,330)
Accretion of and amortization	8,315	151
Non-cash equity compensation	1,839	90
Net change in:
Purchases of residential mortgage loans from non-affiliates	(390,956)	(73,546)
Purchases of residential mortgage loans from affiliates	(541,875)	(335,233)
Principal payments on residential mortgage loans	205,260	27,481
Margin received from interest rate futures contracts and TBAs	73,171	471
Principal and interest receivable on residential motgage loans	(10,975)	(13,387)
Income tax benefit	(3,457)	—
Other assets	(296)	(3,642)
Management fee payable to affiliate	160	—
Accrued expenses	2,143	519
Accrued expenses payable to affiliate	114	(158)
Interest payable	1,380	267
NET CASH USED IN OPERATING ACTIVITIES	(635,830)	(382,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS and CMBS	(419,748)	(881,011)
Purchases of investments in U.S. Treasury Bills	(349,992)	(1,000)
Maturity of U.S. Treasury Bills	600,000	149,993
Sale of RMBS	669,913	19,688
Principal payments on RMBS	4,936	5,178
Purchases of commercial mortgage loans	(3,180)	—
Sale of commercial mortgage loans	578	—
Principal payments on commercial mortgage loans	34	1,255
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	502,541	(705,897)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(22,503)	—
Dividends paid to preferred shareholders	(8)	—
Repurchase of common stock	(5,996)	—
Contributions from prior common stockholder	—	56,261
Proceeds from IPO	—	136,800
Proceeds from private placement concurrent with IPO	—	40,000
Principal payments on loans held in securitization trusts	(156,031)	—
Cash paid for debt issuance costs	(457)	(77)
Proceeds from securitization	520,044	—
Net proceeds from (payments on) securities sold under agreements to repurchase	(480,886)	608,885
Net proceeds from notes payable	248,693	233,174
NET CASH PROVIDED BY FINANCING ACTIVITIES	102,856	1,075,043

CHANGE IN CASH AND RESTRICTED CASH	(30,433)	(12,945)
CASH AND RESTRICTED CASH, beginning of period (1)	52,309	45,973
CASH AND RESTRICTED CASH, end of period (1)	$21,876	$33,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$22,061	$647

(1) Cash, cash equivalents, and restricted cash as of June 30, 2022 included cash and cash equivalents of $16.1 million and restricted cash of $5.8 million, and as of June 30, 2021 included cash and cash equivalents of $28.9 million and restricted cash of $4.1 million.
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

The Company is a Maryland corporation incorporated on March 20, 2018. On September 18, 2018 (commencement of operations), the Board of Directors of the Company (the “Board of Directors”) authorized the Company to commence operations and on October 19, 2018 the Company began its investing activities. For the period prior to September 18, 2018, the Company had no operating activity. The Company achieves certain of its investment objectives by investing a portion of its assets in its wholly‑owned taxable subsidiary, Angel Oak Mortgage REIT TRS, LLC (“AOMR TRS”), a Delaware limited liability company formed on March 21, 2018, which invests its assets in Angel Oak Mortgage Fund TRS, a Delaware statutory trust formed on June 15, 2018.

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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Reclassifications

Certain amounts reported in prior periods in the financial statements have been reclassified to conform to the current year’s presentation. “Other assets” on the condensed consolidated balance sheet as of December 31, 2021 in the amount of $5.3 million has been reclassified to $2.4 million of unrealized appreciation on “To be Announced” forward-settling of mortgage-backed securities trades (“TBAs”) and interest rate futures contracts - at fair value and $2.9 million of other assets, to enhance transparency of the Company’s balance sheet. The Company also reclassified the dividend paid in the first quarter of 2022 in the amount of $11.3 million from additional paid-in capital to retained earnings, as reflected in the balances of additional paid-in capital and retained earnings on the condensed consolidated balance sheet as of June 30, 2022 and the statements of stockholders’ equity beginning balances of additional paid-in capital and retained earnings as of March 31, 2022. This reclassification was a result of a review of industry standards resulting from diversity in practice noted in interpretive accounting guidance regarding dividend classification.

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

Amortized Cost and Fair Value for Certain Non-Recourse Securitization Obligations of Angel Oak Mortgage Trust (“AOMT”)

The Company had previously elected the fair value option for many of its assets and liabilities as provided for under Accounting Standards Codification 825, Financial Instruments, with certain exceptions. The Company has recorded the issuances of non-recourse securitization obligations of AOMT 2021-7 and 2021-4 at amortized cost, and the subsequent issuance of AOMT 2022-1 at fair value (See Note 2 - Variable Interest Entities and Note 10 - Fair Value Measurements).

The valuation methodology used to measure the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline DM/Yield, recovery assumptions, tranche type, collateral coupon, age and loan size, and other inputs specific to each security. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements. This liability is categorized as Level 2 in the fair value hierarchy.

Debt issuance costs for non-recourse securitization obligations electing the fair value option are recorded to expense upon issuance of the securitization. Debt issuance costs incurred with the issuances of non-recourse securitization obligations for which the fair value option was not elected are presented at amortized cost.
2.    Variable Interest Entities
Since its inception, the Company has utilized Variable Interest Entities (“VIEs”) for the purpose of securitizing whole mortgage loans to obtain long-term non-recourse financing. The Company evaluates its interest in each VIE to determine if it is the primary beneficiary.

VIEs for Which the Company is the Primary Beneficiary

The Company has entered into securitization transactions where it was determined that the Company was the primary beneficiary, as, with respect to each securitization vehicle, it controls the class of securities with call rights, or “controlling class” of securities, the XS tranche. The Company was the sole entity to contribute residential whole mortgage loans to each of these securitization vehicles, AOMT 2021-4, AOMT 2021-7 and AOMT 2022-1, respectively.

During the six months ended June 30, 2022, in the AOMT 2022-1 transaction, the Company securitized and consolidated approximately $537.6 million unpaid principal balance of seasoned residential non-QM mortgage loans.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the consolidated balance sheet related to these consolidated VIEs as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Assets:	(in thousands)
Residential mortgage loans in securitization trusts - cost	$1,061,973	$665,510
Fair value adjustment	(79,394)	1,855
Residential mortgage loans in securitization trusts - at fair value	$982,579	$667,365

Accrued interest receivable	$1,902	$1,728

Liabilities (1):
Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, amortized cost	$507,051	$619,108
Less: debt issuance costs capitalized	(1,898)	(2,551)
Non-recourse securitization obligations, collateralized by residential mortgage loans, amortized cost, net	$505,153	$616,557

Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, subject to fair value adjustment	$476,962	$—
Fair value adjustment	(32,673)	—
Non-recourse securitization obligations, collateralized by residential mortgage loans - at fair value, net	$444,289	$—

Total non-recourse securitization obligations, collateralized by residential mortgage loans, net	$949,442	$616,557
(1) Debt issuance costs for non-recourse securitization obligations electing the fair value option are recorded to expense upon issuance of the securitization. Debt issuance costs incurred with the issuances of non-recourse securitization obligations for which the fair value option was not elected are presented at amortized cost.
Income and expense amounts related to the consolidated VIEs recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 (1) is set forth as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(in thousands)
Interest income	$11,469	$21,887
Interest expense, non-recourse liabilities (2)	(5,679)	(10,262)
Net interest income	$5,790	$11,625
Net unrealized loss on mortgage loans in securitization trusts - at fair value	(24,578)	(79,752)
Unrealized gain on mark-to-market of non-recourse securitization obligation - at fair value	14,361	32,673
Securitization expenses incurred in issuance of AOMT 2022-1	—	(2,019)
Operating expenses	(252)	(448)
Net loss from consolidated VIEs	$(4,679)	$(37,921)
(1) The Company had no consolidated VIEs during the three and six months ended June 30, 2021.
(2) Includes amortization of debt issuance costs for AOMT 2021-7 and AOMT 2021-4.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

VIEs for Which the Company is Not the Primary Beneficiary

In 2019 and 2020, the Company co‑sponsored and participated in the formation of various entities that were considered to be VIEs. These VIEs were formed to facilitate securitization issuances that were comprised of secured residential whole loans and/or small balance commercial loans contributed to securitization trusts.
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
The securities received in the aforementioned 2019 and 2020 securitization transactions are included in “RMBS - at fair value” and “CMBS - at fair value” on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9, Fair Value Measurements. See Note 5, Investment Securities, for the fair value of AOMT securities held by the Company as of June 30, 2022 and December 31, 2021 that were retained by the Company as a result of the securitization transactions in 2020 and 2019.
3.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	($ in thousands)
Cost	$1,374,605	$1,063,146

Unpaid principal balance	$1,333,995	$1,022,461
Net premium on mortgage loans purchased	40,610	40,685
Change in fair value	(95,264)	(1,234)
Fair value	$1,279,341	$1,061,912

Weighted average interest rate	4.68%	4.49%

Weighted average remaining maturity (years)	31	30
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of June 30, 2022 and December 31, 2021:

As of:	June 30, 2022	December 31, 2021
	($ in thousands)
Number of mortgage loans 90 or more days past due	4	8
Recorded investment in mortgage loans 90 or more days past due	$1,530	$3,241
Unpaid principal balance of loans 90 or more days past due	$1,683	$3,100

Number of mortgage loans in foreclosure	8	7
Recorded investment in mortgage loans in foreclosure	$3,291	$2,125
Unpaid principal balance of loans in foreclosure	$3,232	$2,113

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Commercial Mortgage Loans
Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	($ in thousands)
Cost	$21,172	$18,641

Unpaid principal balance	$21,187	$18,698
Net discount on commercial mortgage loans purchased	(15)	(51)
Change in fair value	(976)	17
Fair value	$20,196	$18,664

Weighted average interest rate	6.12%	6.25%

Weighted average remaining maturity (years)	8	8
There were no commercial mortgage loans more than 90 days overdue as of June 30, 2022, and there was one commercial mortgage loan more than 90 days overdue as of December 31, 2021 which loan was also in foreclosure. Subsequent to December 31, 2021, the commercial mortgage loan that had been more than 90 days overdue and in foreclosure as of December 31, 2021 was sold to a third party.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.    Investment Securities
As of June 30, 2022, investment securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS,” and commercial mortgage backed securities (“CMBS”). As of December 31, 2021, investment securities also included U.S. Treasury securities. The U.S. Treasury securities held by the Company as of December 31, 2021 matured on January 6, 2022.The following table sets forth a summary of RMBS and CMBS at cost as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
RMBS	$919,776	$482,824
CMBS	$10,637	$10,875
The following table sets forth certain information about the Company’s investments in RMBS and CMBS as of June 30, 2022 and December 31, 2021:

	Real Estate Securities at Fair Value	Securities Sold Under Agreement to Repurchase	Allocated Capital
June 30, 2022:	(in thousands)
AOMT RMBS (1)
Senior	$975	$(1,049)	$(74)
Mezzanine	2,145	(1,596)	549
Subordinate	55,414	(12,615)	42,799
Interest Only/Excess	10,133	—	10,133
Total AOMT RMBS	$68,667	$(15,260)	$53,407
Other Non-Agency RMBS
Subordinate	$3,354	$—	$3,354
Interest Only/Excess	2,634	—	2,634
Total Other Non-Agency RMBS	$5,988	$—	$5,988
Whole Pool Agency RMBS
Fannie Mae	$820,101	$(113,105)	$706,996
Freddie Mac	28,103	—	28,103
Whole Pool Total Agency RMBS	$848,204	$(113,105)	$735,099
Total RMBS	$922,859	$(128,365)	$794,494

AOMT CMBS
Subordinate	$6,573	$—	$6,573
Interest Only/Excess	2,409	—	2,409
Total AOMT CMBS	$8,982	$—	$8,982

(1) AOMT RMBS held as of June 30, 2022 included both retained tranches of securitizations in which the Company participated within the purview of AOMT, and additional AOMT securities purchased in secondary market transactions.

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

The following table sets forth certain information about the Company’s investments in U.S. Treasury Bills as of
December 31, 2021 (1):

Date	Face Value	Unamortized Discount, net	Amortized Cost (2)	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
December 31, 2021	$250,000	$—	$250,000	$(1)	$249,999	2.30 basis points
(1) There were no U.S. Treasury Bills held as of June 30, 2022.
(2) Cost and amortized cost of U.S. Treasury Bills is substantially equal, due to the short length of time until maturity on these financial instruments.
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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of all the lines of credit available to the Company and drawn amounts for whole loan purchases as of June 30, 2022 and December 31, 2021:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate (A)	Interest Rate Spread (A)	June 30, 2022	December 31, 2021
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month SOFR	1.95% - 2.00%	$370,572	$362,899
Royal Bank of Canada (2)	$340,000	Average Daily SOFR	1.95%	$191,677	N/A
Nomura Corporate Funding Americas, LLC (3)	$300,000	1 month or 3 month LIBOR	1.70% - 3.50%	$18,799	103,149
Deutsche Bank, AG (4)	$250,000	1 month SOFR	2.20% - 3.45%	$217,875	231,981
Goldman Sachs Bank USA (5)	$200,000	Compound SOFR	2.45%	$175,291	109,283
Banc of California, National Association (6)	$75,000	1 month SOFR	2.50% - 3.50%	$55,410	34,838
Veritex Community Bank (7)	$75,000	1 month SOFR	2.41%	$72,477	11,258
Total	$1,640,000			$1,102,101	$853,408

(A) See below for timing of applicable transitions from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as base interest rate and corresponding applicable definitions of “Term” and “Average” SOFR, and “SOFR base”.

(1) This agreement terminates on September 20, 2022. On January 27, 2022, this repurchase facility was amended to state that (a) interest will accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus a spread and (b) increase the maximum purchase price permitted under the master repurchase agreement to $550.0 million from $400.0 million, which was subject to reduction to $400.0 million upon the issuance of securities pursuant to a securitization of the assets underlying the master repurchase agreement. This securitization occurred on February 7, 2022. Prior to January 27, 2022, interest was based on 1-month LIBOR plus a spread generally in line with similar agreements that the Company or its subsidiaries have entered into, which is a range of 1.70% - 3.50%.

(2) On April 13, 2022, the Company and two of its subsidiaries entered into a $340.0 million repurchase facility with Royal Bank of Canada (“RBC”) through the execution of a master repurchase agreement between the Company as guarantor, and two of its subsidiaries, as sellers, and RBC as buyer. The master repurchase agreement was initially set to terminate on October 13, 2022, and on July 21, 2022, was extended as per the terms of the original agreement through January 20, 2023 (see Note 14 - Subsequent Events), unless such term is extended or terminated earlier pursuant to the terms of the master repurchase agreement. On August 4, 2022, the RBC maximum line of credit was increased by $260.0 million to a maximum facility limit of $600.0 million. See Note 14 - Subsequent Events.

(3) This agreement was set to terminate on August 5, 2022. On August 8, 2022, this agreement was extended through October 5, 2022, and interest will accrue on any borrowings at a rate based on Term SOFR plus an additional spread of 1.70% - 3.50%. See Note 14 - Subsequent Events.

(4) On February 4, 2022, this facility was amended to extend the initial termination date of the master repurchase agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a spread of 2.00% - 3.25%.

(5) On March 2, 2022, the agreement was extended to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate plus a spread equal to 20 basis points, plus the prior spread. Prior to January 1, 2022, interest was based on 3-month LIBOR plus a spread of 2.25%.

(6) On March 7, 2022, the agreement was amended to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the loan financing line at a rate based on Term SOFR plus an additional spread. Prior to March 7, 2022, interest was based on 1-month LIBOR plus a spread of 2.50% - 3.13%.

(7) This agreement terminates on August 16, 2023. On February 11, 2022, the Company amended the financing facility to (1) increase the size of the financing facility to $75.0 million from $50.0 million, and (2) provide that interest will accrue on any outstanding balance at a rate based on Term SOFR plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum. Prior to February 11, 2022, interest was based on 1-month LIBOR plus a spread of 2.30%.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of June 30, 2022 in the amount of $720.4 million relates to the purchase of whole pool RMBS at quarter-end in the second quarter of 2022. Purchases are accounted for on a trade date basis; and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade date of this purchase was prior to June 30, 2022.
For the six months ended June 30, 2022, this transaction is excluded from the condensed consolidated statements of cash flows as it is a noncash transaction. The cash for these whole pool RMBS settled on July 14, 2022, at which time these assets were simultaneously sold.
8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash included margin collateral for securities sold under agreements to repurchase (along with margin collateral for TBAs and interest rate futures) as of each of June 30, 2022 and December 31, 2021.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of June 30, 2022 and December 31, 2021:

June 30, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS	$128,365	1.51%	15
Total	$128,365	1.51%	15

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of June 30, 2022 and December 31, 2021 included both TBAs and interest rate futures contracts. Restricted cash included margin collateral for TBAs and interest rate futures (as well as for securities sold under agreements to repurchase) as of each of June 30, 2022 and December 31, 2021.

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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of June 30, 2022 and December 31, 2021:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
June 30, 2022	Interest rate futures	12,902	$594	$—	$—	$1,290,200
June 30, 2022	TBAs	N/A	$—	$(8,258)	$—	$876,000

December 31, 2021	Interest rate futures	10,438	$—	$(728)	$—	$1,043,800
December 31, 2021	TBAs	N/A	$2,428	$—	$—	$523,938
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and June 30, 2021 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended June 30, 2022	Interest rate futures	$29,429	$(13,413)
Three Months Ended June 30, 2022	TBAs	$(964)	$(9,577)

Three Months Ended June 30, 2021	Interest rate futures	$(2,546)	$746
Three Months Ended June 30, 2021	TBAs	$(2,070)	$(118)

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Six Months Ended June 30, 2022	Interest rate futures	$49,113	$1,322
Six Months Ended June 30, 2022	TBAs	$13,179	$(10,686)

Six Months Ended June 30, 2021	Interest rate futures	$(2,443)	$2,481
Six Months Ended June 30, 2021	TBAs	$(471)	$(185)

10.    Fair Value Measurements
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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2022, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K, with the exception of electing the fair value option for a new non-recourse securitization obligation added in 2022, collateralized by residential mortgage loans, as described in Note 1. Included in Note 10 to the Consolidated Financial Statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets, at fair value	(in thousands)
Residential mortgage loans	$—	$1,274,520	$4,821	$1,279,341
Residential mortgage loans in securitization trust	—	975,680	6,899	982,579
Commercial mortgage loans	—	20,196	—	20,196
Investments in securities
Non-Agency RMBS (1)	—	74,655	—	74,655
Agency whole pool loan securities	—	848,204	—	848,204
AOMT CMBS (2)	—	8,982	—	8,982
Unrealized appreciation on futures contracts	594	—	—	594
Total assets at fair value	$594	$3,202,237	$11,720	$3,214,551

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$444,289	$—	$444,289
Unrealized depreciation on TBAs	8,258	—	—	8,258
Total liabilities at fair value	$8,258	$444,289	$—	$452,547

(1) Non‑Agency RMBS held as of June 30, 2022 included both retained tranches of securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2) All AOMT CMBS held as of June 30, 2022 were comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(3) Only the portion subject to fair value measurement, as adjusted for fair value, is presented above. See below for the disclosure of the full debt at fair value.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure). Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. These transfers were not material.

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans, TBAs, and futures contracts are recognized in net income for the periods presented.

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2022:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
($ in thousands)
Residential mortgage loans, at fair value	$4,821	Prepayment rate (annual CPR)	—% - 16.60%	7.16%
		Default rate	3.19% - 31.56%	15.18%
		Loss severity	(20.10)% - 12.54%	(0.01)%
		Expected remaining life	1.17 - 3.59 years	2.04 years

Residential mortgage loans in securitization trust, at fair value	$6,899	Prepayment rate (annual CPR)	—% - 16.60%	7.16%
		Default rate	3.19% - 31.56%	15.18%
		Loss severity	(20.10)% - 12.54%	(0.01)%
		Expected remaining life	1.17 - 3.59 years	2.04 years
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

As of June 30, 2022, the total amortized cost basis and fair value of our non-recourse securitization obligations was $981.2 million and $916.6 million, respectively, a difference of approximately $64.6 million (which includes AOMT 2022-1, which is marked to fair value; and AOMT 2021-7, and AOMT 2021-4, which are carried at amortized cost, as further described). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $32.8 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$1,056,875	$5,037	$1,061,912
Residential mortgage loans in securitization trusts	—	665,802	1,563	667,365
Commercial mortgage loans	—	18,145	519	18,664
Investments in securities
Non-Agency RMBS (1)	—	113,579	—	113,579
Agency whole pool loan securities	—	372,055	—	372,055
AOMT CMBS (2)	—	10,756	—	10,756
U.S. Treasury Bills	249,999	—	—	249,999
Unrealized appreciation on TBAs	2,428	—	—	2,428
Total assets	$252,427	$2,237,212	$7,119	$2,496,758

Liabilities, at fair value
Unrealized depreciation on futures contracts	$728	$—	$—	$728
Total liabilities	$728	$—	$—	$728

(1) Non‑Agency RMBS held as of December 31, 2021 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2) All AOMT CMBS held as of December 31, 2021 were comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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
11.    Related Party Transactions
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
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of June 30, 2022 and December 31, 2021:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year End (1):
	($ in thousands)
June 30, 2022	$541,875	1,088	1,304

December 31, 2021	$909,442	1,959	754
(1) Excludes loans held in consolidated securitizations.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commercial Mortgage Loan Purchases
The Company purchases commercial mortgage loans under loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The commercial mortgage loans are mortgage loans on commercial properties, primarily multifamily and retail properties, located in various states with concentrations in California and Maine. The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of June 30, 2022 and December 31, 2021:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
June 30, 2022	$—	None	4

December 31, 2021	$—	None	5
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
Post-IPO Incentive Fee
Under the Management Agreement, the Manager is also entitled to an incentive fee, which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 15% and (b) the excess of (i) the Company’s Distributable Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) the Company’s Equity in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive fee earned by the Manager with respect to the first three calendar quarters of such previous 12-month period. To date, the incentive fee has not been earned.
Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements to an affiliate of the Manager.
12.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2022, the Company was not aware of any legal claims that could materially impact its financial condition. As of June 30, 2022, the Company had no unfunded commitments.

13.     Equity and Earnings per Share (“EPS”)

Basic and Diluted EPS for the three and six months ended June 30, 2022

Basic and diluted earnings per share are equivalent for the three and six months ended June 30, 2022, due to net losses for the periods. Shares of unvested restricted stock totaling 362,536 shares are anti-dilutive and are not included in the calculation of diluted earnings per share.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Basic and Diluted EPS for the three and six months ended June 30, 2021

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

14.    Subsequent Events

On July 13, 2022, the Company securitized residential mortgage loans with an unpaid principal balance of $184.7 million in the issuance of AOMT 2022-4. The Company is the Depositor for this securitization and also owns and holds the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds.

On July 21, 2022, the RBC facility was extended as per the terms of the original agreement through January 20, 2023.

On August 4, 2022, the facility limit under the RBC master repurchase agreement was increased by $260.0 million to $600.0 million.

On August 8, 2022, the Nomura facility was extended through October 5, 2022, and interest will accrue on any borrowings at a rate based on Term SOFR plus an additional spread of 1.70% - 3.50%.

On August 9, 2022, the Company declared a dividend of $0.45 per share of common stock, to be paid on August 31, 2022 to common stockholders of record as of August 22, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Angel Oak Mortgage, Inc. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. References herein to our “Company,” “we,” “us,” or “our” refer to Angel Oak Mortgage, Inc. and its subsidiaries unless the context requires otherwise. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of affiliates, Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Mortgage Lending”) and Angel Oak Commercial Lending, LLC.

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

•events, contemplated or otherwise, such as acts of God, including hurricanes earthquakes, and other natural disasters, including those resulting from global climate change, pandemics, acts of war or terrorism, escalation of military conflicts (such as the Russian invasion of Ukraine), and others that may cause unanticipated and uninsured performance declines, disruptions in markets, and/or losses to us or the owners and operators of the real estate securing our investments;

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date such statements are made. The risks summarized under Item 1A. “Risk Factors” in the 2021 Annual Report on Form 10-K could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

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
We are externally managed and advised by the Manager, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $11.4 billion in assets under management as of June 30, 2022 across its private credit strategies, public funds, and separately managed accounts, including approximately $7.8 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of June 30, 2022, had originated over $15.7 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has over 900 employees across its enterprise.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The 2022 macroeconomic environment for the three and six months ended June 30, 2022 was significantly more challenging than that of the 2021 comparative period. Major challenges to the U.S. economy in the first half of 2022 included heightened recessionary risks, with economic activity simultaneously impacted by both a sharp increase in interest rates discussed further below, along with a 40-year record high year-over-year increase in inflation of 9.1% in June 2022. Sharply rising interest rates have resulted in a slowdown of mortgage origination and refinancing activity, as the average conforming 30-year mortgage rate average exceeded 5% by the end of March 2022 (remaining relatively stable through June 2022), up from approximately 3% in December 2021. The availability of housing inventory in many areas of the U.S. has remained low, and supply chain issues continued to constrain home building in many areas of the U.S., as raw materials are, in some regions, unavailable for extended periods of time. The combination of sustained high mortgage rates and low housing supply has created a troublesome situation for homebuyers, now facing constraints in both affordability and availability, while high interest rates alone have curtailed refinancing and some purchase activity. Additionally, ongoing and worsening worldwide supply chain issues, exacerbated by the protracted military conflict between Ukraine and Russia, and domestic labor shortages, continued to drag on the overall U.S. economic environment.

The Federal Reserve Bank of the U.S. (the “Fed”) has approved several increases to the federal funds rate over 2022, including on March 16, 2022 a 25 basis point increase as the first increase to the rate in nearly three years, a 50 basis point increase on May 5, 2022, a 75 basis point increase on June 15, 2022, and a 75 basis point increase on July 27, 2022. The June 2022 rate increase represented the largest interest rate increase by the Fed since 1994, and the July 2022 rate increase represents the first time in modern history that the Fed has raised interest rates by 75 basis points twice in a row. An increase in the federal funds rate generally has the effect of increasing borrowing rates for all types of consumer credit, including mortgages. The Fed has also indicated that it plans to continue to increase interest rates in the near term. We believe that a further increase in interest rates from the previous historically low levels is unlikely to significantly affect demand for non-QM mortgages; however, the current increase in interest rates over the past six months has generally caused interest rate spreads to widen, which has negatively impacted the valuation of our whole loan portfolio. Our whole loan portfolio was affected in this manner during the first and second quarters of 2022, with unrealized losses incurred on our whole loan portfolio, with the unrealized loss effect magnified by the size of the whole loan portfolio. Additionally, a sharp increase in interest rates over a short period of time has resulted in a challenging environment for securitizing loans originated at lower interest rates, and our securitization volume may be lower than usual until interest rates and securitization markets stabilize.

A slowdown in homeowner prepayment activities (including a slowdown in refinancing existing mortgages, as referred to above) has had a positive impact on some of the bonds that we hold from older securitization transactions, as we typically hold the lower junior and XS (interest only) tranches of bonds from a securitization transaction, and the lack of prepayment activity within a securitization transaction results in more interest income available to be allocated to the XS bonds; however, the positive impact of increased interest income and lowered realized losses as a result of slower prepayment speeds only partially offsets the unrealized losses reflected in other comprehensive income (loss) on bond valuation.

Although we currently have unrealized losses in our whole loan portfolio, which may continue in an elevated interest rate environment, given the Fed’s planned further interest rate increases, holding whole loans originated in the future at higher interest rates (or “coupon”) generally has the effect of increasing our net interest income, resulting in prepayment speeds likely slowing for existing securitization transactions, which will also increase our net interest income as we primarily hold junior and interest only tranches of the securitized bonds that we have issued. There is a time lag of approximately three months between the origination of a loan and our purchase of that loan; therefore, we currently have a limited number of higher coupon loans in our portfolio.

Our investment performance

Our non-QM whole loan portfolio experienced unrealized losses on the portfolio during the three and six months ended June 30, 2022, which were driven by mark-to-market losses due to interest rate spreads widening. The residential mortgage-backed securities (“RMBS”) portfolio and commercial mortgage-backed securities (“CMBS”) portfolio results also included mark-to-market losses on the valuation of this asset class. Realized gains on our TBA investments and interest rate futures partially offset the aforementioned unrealized losses on whole loans for the year to date period, though for the quarter to date period, we experienced a realized loss in TBA investments and a realized gain on interest rate futures. Realized losses on our RMBS and CMBS XS and interest only bonds decreased for the three and six months ended June 30, 2022 as prepayment activities slowed.

The non-QM whole loan portfolio unrealized losses are reflected in net income, while the RMBS and CMBS portfolios’ unrealized losses are reflected in other comprehensive income. All realized losses are reflected in net income.

Purchases of whole loans in the three and six months ended June 30, 2022 and our 2022 securitizations to date

During the three and six months ended June 30, 2022, we purchased $257.2 million and $932.8 million, respectively, in residential whole loans. On February 11, 2022, we issued AOMT 2022-1, securitizing a total of $537.6 million of unpaid principal balance of seasoned residential non-QM mortgage loans. Subsequent to June 30, 2022, on July 13, 2022, we issued AOMT 2022-4, securitizing a total of $184.7 million of unpaid principal balance of seasoned residential non-QM mortgage loans. The issuance of AOMT 2022-1 and AOMT 2022-4, along with our 2021 issuances of AOMT 2021-4 and AOMT 2021-7, securitized a total of approximately $1.4 billion of unpaid principal balance of seasoned residential non-QM mortgage loans. We issued these securitizations as the sole participant in the securitization. We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds, and are the sole member of the Depositor entity in these securitizations. Given the accounting rules surrounding these types of transactions, we have consolidated these securitizations, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of the applicable balance sheet dates.

Our securitizations prior to 2021 were securitization transactions entered into with other Angel Oak entities, for which we did not meet the accounting rules to be considered a “primary beneficiary” of the applicable securitization vehicle, and therefore, for these prior securitizations, the bonds retained in the securitization are held on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. We may strategically enter into similar securitizations in the future.

New and extended whole loan financing facilities

On April 13, 2022, we entered into a new financing facility with Royal Bank of Canada (“RBC”), which afforded us $340.0 million of additional borrowing capacity. On July 21, 2022, the RBC financing facility was extended as per the terms of the original agreement through January 20, 2023. On August 4, 2022, the facility limit under the RBC master repurchase agreement was increased by $260.0 million to $600.0 million, bringing our total maximum financing facility availability to $1.9 billion subsequent to June 30, 2022, with which to execute our core strategy of purchasing whole loans and retaining them until securitized.

On August 8, 2022, the Nomura facility was extended through October 5, 2022.

Key Financial Metrics

As a real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Distributable Earnings Return on Average Equity, Book Value per Share of Common Stock, and Economic Book Value per Share of Common Stock.

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

We also will use Distributable Earnings to determine the incentive fee payable to the Manager pursuant to the management agreement (the “Management Agreement”) that we and Angel Oak Mortgage Operating Partnership, LP (the “Operating Partnership”) entered into with the Manager upon the completion of our initial public offering (“IPO”) on June 21, 2021. For information on the fees that are payable to the Manager under the Management Agreement, see “Note 10 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.

Distributable Earnings were approximately $22.8 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively, and $60.1 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively.

The table below sets forth a reconciliation of net (loss) income allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Net income (loss) allocable to common stockholders	$(52,148)	$2,223	$(95,694)	$11,706
Adjustments:
Net other-than-temporary credit impairment losses	—	—	—	—
Net unrealized (gains) losses on derivatives	24,692	3,903	9,366	2,294
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	10,266	—	40,476	—
Net unrealized (gains) losses on residential loans	38,538	(4,062)	103,125	(6,954)
Net unrealized (gains) losses on commercial loans	489	(123)	985	(265)
Net unrealized (gains) losses on financial instruments at fair value	—	—	—	—
(Gains) losses on extinguishment of debt	—	—	—	—
Non-cash equity compensation expense	968	90	1,839	90
Incentive fee earned by the Manager	—	—	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—	—	—
Total other non-recurring (gains) losses	—	—	—	—
Distributable Earnings	$22,805	$2,031	$60,097	$6,871

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in thousands)
Annualized Distributable Earnings	$91,220	$8,124	$120,194	$13,742
Average total stockholders’ equity	$394,362	$334,503	$426,703	$289,130
Distributable Earnings Return on Average Equity	23.13%	2.43%	28.17%	4.75%

Book Value per Common Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of June 30, 2022, March 31, 2022, and December 31, 2021:

	June 30, 2022	March 31, 2022	December 31, 2021
	(in thousands except for share and per share data)
Total stockholders’ equity	$367,284	$421,436	$491,390
Preferred stock	(101)	(101)	(101)
Common stockholders’ equity	$367,183	$421,335	$491,289
Number of shares of common stock outstanding at period end	24,925,930	25,085,796	25,227,328
Book value per share of common stock	$14.73	$16.80	$19.47

Economic Book Value per Common Share

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our economic book value, the portions of our non-recourse financing obligation held at amortized cost are adjusted to fair value. These adjustments are also reflected in the table below in our end of period common stockholders’ equity. Management considers economic book value to provide investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for our legally held retained bonds, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for book value per common share or Stockholders’ Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a reconciliation from GAAP stockholders equity and Book Value per Share of Common Stock to Economic Book Value and Economic Book Value per Share of Common Stock as of June 30, 2022, March 31, 2022, and December 31, 2021:

	June 30, 2022	March 31, 2022	December 31, 2021
	(in thousands except for share and per share amounts presented)
GAAP total stockholders’ equity	$367,284	$421,436	$491,390
Preferred stock	(101)	(101)	(101)
GAAP total common stockholders’ equity for book value per share of common stock	$367,183	$421,335	$491,289
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	32,863	20,443	1,079
Stockholders’ equity including economic book value adjustments	$400,046	$441,778	$492,368

Number of shares of common stock outstanding at period end	24,925,930	25,085,796	25,227,328
Book value per share of common stock	$14.73	$16.80	$19.47
Economic book value per share of common stock	$16.05	$17.61	$19.52

Results of Operations

Our results of operations presented herein for the three and six months ended June 30, 2021 do not reflect the expenses typically associated with being a public company for the reporting period, including increased insurance, legal, and accounting fees, full periods of equity compensation expense, expenses incurred in complying with the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and increased expense of the base management fee to our Manager as a result of differences in the way fees and expense reimbursements are calculated under the Management Agreement as compared to the pre-IPO management agreement (the “pre-IPO management agreement”) as among us, our Manager and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), our sole common stockholder prior the IPO. Additionally, pursuant to the Management Agreement, we are required to reimburse our Manager for its operating expenses, including third‑party expenses, incurred on our behalf; and our Manager is entitled to reimbursement for costs of the wages, salaries, and benefits incurred by our Manager for our dedicated Chief Financial Officer and Treasurer and a proportionate amount of the costs of the wages, salaries, and benefits of our Chief Executive Officer and President (who, after the completion of the IPO, has dedicated a substantial majority of his business time to us) based on the percentage of his business time spent on our matters, and any other dedicated or partially dedicated employees based on the percentage of each such person’s working time spent on matters related to us.

Three Months Ended June 30, 2022 and 2021

The following table sets forth a summary of our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(in thousands)
INTEREST INCOME, NET
Interest income	$29,702	$12,143
Interest expense	13,271	1,846
NET INTEREST INCOME	16,431	10,297

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	12,718	(10,224)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 2), and derivative contracts	(73,985)	4,813
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(61,267)	(5,411)

EXPENSES
Operating expenses	2,977	609
Operating expenses incurred with affiliate	838	533
Due diligence and transaction costs	519	177
Stock compensation	968	90
Securitization costs	—	—
Management fee incurred with affiliate	2,006	1,250
Total operating expenses	7,308	2,659

INCOME BEFORE INCOME TAXES	(52,144)	2,227
Income tax provision	—	—
NET INCOME (LOSS)	(52,144)	2,227
Preferred dividends	(4)	(4)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDER(S)	$(52,148)	$2,223
Other comprehensive income	11,235	3,085
TOTAL COMPREHENSIVE INCOME (LOSS)	$(40,913)	$5,308

Net Interest Income

The following table sets forth the components of net interest income for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022		June 30, 2021
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$13,444	$1,247,037	$4,811	$407,972
Residential mortgage loans in securitization trusts	11,469	1,020,948	—	—
Commercial mortgage loans	345	20,394	227	6,464
RMBS	4,191	400,403	6,461	394,017
CMBS	172	9,159	639	11,788
U.S. Treasury Bills	8	—	4	91,664
Other interest income	73	48,945	1	21,997
Total interest income	29,702		12,143
Interest expense
Notes payable	7,306	1,079,482	1,735	268,462
Non-recourse securitization obligation, collateralized by residential mortgage loans	5,679	978,903	—	—
Repurchase facilities	286	92,598	111	341,143
Total interest expense	13,271		1,846
Net interest income	$16,431		$10,297

Net interest income for the three months ended June 30, 2022 and 2021 was $16.4 million and $10.3 million, respectively. Net interest income increased due to the additional average portfolio balance in the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to the composition of the portfolio during June 30, 2022 having a higher average balance of residential mortgage loans and residential mortgage loans in securitization trusts, along with a higher RMBS average balance, which increased net interest income. These average asset balances were partially offset by higher average balances in notes payable and non-recourse securitization obligation, collateralized by residential mortgage loans, in the three months ended June 30, 2022 as compared to the same period in 2021, which resulted in increased interest expense during the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended June 30, 2022 and 2021 are set forth as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	(in thousands)
Unrealized loss on securitization, net of unrealized gain on non-recourse securitization obligation	$(12,834)	$—
Realized loss on RMBS, net	(22,811)	(4,834)
Realized loss on CMBS	(205)	(153)
Realized gain (loss) on interest rate futures	23,368	(2,546)
Realized and unrealized gain (loss) on TBAs	3,937	(2,187)
Realized and unrealized (loss) gain on residential mortgage loans	(39,514)	3,489
Realized and unrealized (loss) gain on commercial mortgage loans	(522)	74
Unrealized (depreciation) appreciation on interest rate futures	(12,686)	746
Total realized and unrealized gains (losses), net	$(61,267)	$(5,411)

For the three months ended June 30, 2022 and 2021, total realized and unrealized gains (losses), net were $(61.3) million and $(5.4) million, respectively. During the three months ended June 30, 2022, market volatility resulting in widening interest rate spreads caused the valuation of our portfolio of all of our mortgage loans to decrease, which resulted in an unrealized loss. Additionally, we experienced unrealized losses on our interest rate futures, as this economic hedge became less effective during the three months ended June 30, 2022. All of our unrealized losses were partially offset by realized gains on interest rate futures and TBAs. During the three months ended June 30, 2021, the realized loss on RMBS, which was primarily due to prepayment speeds on the junior and interest only bonds that we held, along with realized losses on interest rate futures and unrealized and realized losses on TBAs was partially offset by realized and unrealized gains on residential mortgage loans.

Expenses

Operating Expenses

For the three months ended June 30, 2022 and 2021, our operating expenses were $3.0 million and $0.6 million, respectively. The increase in operating expenses in the three month period ended June 30, 2022 was due to an increase in costs due to being a public company, including increased insurance, audit, and legal fees. We also experienced an increase in loan administration costs, commensurate with an increase in the number of loans in our portfolio during the comparative period.

Operating Expenses Incurred with Affiliate

For the three months ended June 30, 2022 and 2021, our operating expenses incurred with affiliate were $0.8 million and $0.5 million, respectively. These expenses were primarily due to the allocated time of partially dedicated employees’ compensation being reimbursed by us, which time allocated to us increased during the comparative period.

Due Diligence and Transaction Costs

For the three months ended June 30, 2022 and 2021, our due diligence and transaction costs were $0.5 million and $0.2 million, respectively. The increase in these costs was due to whole loan acquisition diligence costs, which increased over the comparative period as we purchased more whole loans during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Stock Compensation

For the three months ended June 30, 2022, our stock compensation expense was $1.0 million. In connection with the IPO in June 2021, we issued restricted stock awards to key employees of Angel Oak, including our Manager, as well as the independent directors on our Board of Directors. Our stock compensation expense for the three months ended June 30, 2021 was de minimis, as expense was incurred during a nine day period as the grant date of the restricted stock was June 21, 2021. We issued additional restricted stock awards on January 1, 2022, March 10 and March 11, 2022, and May 18, 2022. Restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one year anniversary of the grant date.

Securitization Costs

We incurred no securitization expense for the three months ended June 30, 2022 and 2021 as we did not enter into any securitizations during those periods.

Management Fee Incurred with Affiliate

Prior to the completion of the IPO, we were required to pay the Manager, in cash, a management fee pursuant to a pre-IPO management agreement among us, the Manager and Angel Oak Mortgage Fund, our sole common stockholder prior the IPO. The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital (as defined in the pre-IPO management agreement) of the limited partners in Angel Oak Mortgage Fund, which we believe is reflective of a typical management fee payable by a private investment vehicle.

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

For the three months ended June 30, 2022 and 2021, our management fee incurred with affiliate was $2.0 million and $1.3 million, respectively. The increase is due to the increase in our average equity for the three months ended June 30, 2022 as compared to the same period in 2021.

Six Months Ended June 30, 2022 and 2021

The following table sets forth a summary of our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(in thousands)
INTEREST INCOME, NET
Interest income	$56,811	$22,177
Interest expense	23,441	2,678
NET INTEREST INCOME	33,370	19,499

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	39,133	(12,512)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 2), and derivative contracts	(154,166)	9,330
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(115,033)	(3,182)

EXPENSES
Operating expenses	6,723	1,130
Operating expenses incurred with affiliate	1,838	972
Due diligence and transaction costs	1,182	242
Stock compensation	1,839	90
Securitization costs	2,019	—
Management fee incurred with affiliate	3,879	2,169
Total operating expenses	17,480	4,603

INCOME BEFORE INCOME TAXES	(99,143)	11,714
Income tax (benefit)	(3,457)	—
NET INCOME (LOSS)	(95,686)	11,714
Preferred dividends	(8)	(8)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDER(S)	$(95,694)	$11,706
Other comprehensive income (loss)	(1,752)	3,615
TOTAL COMPREHENSIVE INCOME (LOSS)	$(97,446)	$15,321

Net Interest Income

The following table sets forth the components of net interest income for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022		June 30, 2021
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$25,424	$1,167,990	$7,361	$297,218
Residential mortgage loans in securitization trusts	21,887	941,145	—	—
Commercial mortgage loans	648	19,632	357	7,081
RMBS	8,299	371,736	13,259	263,522
CMBS	472	9,925	1,189	10,989
U.S. Treasury Bills	8	85,713	7	60,712
Other interest income	73	54,094	4	25,105
Total interest income	56,811		22,177
Interest expense
Notes payable	12,803	987,513	2,460	180,014
Non-recourse securitization obligation, collateralized by residential mortgage loans	10,262	898,104	—	—
Repurchase facilities	376	243,413	218	183,473
Total interest expense	23,441		2,678
Net interest income	$33,370		$19,499

Net interest income for the six months ended June 30, 2022 and 2021 was $33.4 million and $19.5 million, respectively. Net interest income increased due to the additional average portfolio balance in the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to the composition of the portfolio during June 30, 2022 having a higher average balance of residential mortgage loans and residential mortgage loans in securitization trusts, along with a higher RMBS average balance, which increased net interest income. These average asset balances were partially offset by higher average balances in notes payable; notes payable, non-recourse securitization obligation, collateralized by residential mortgage loans; and repurchase facilities during the six months ended June 30, 2022 as compared to the same period in 2021, which resulted in increased interest expense during the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the six months ended June 30, 2022 and 2021 are set forth as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(in thousands)
Unrealized loss on securitization, net of unrealized gain on non-recourse securitization obligation	$(43,074)	$—
Realized loss on RMBS, net	(27,855)	(8,808)
Realized loss on CMBS	(246)	(380)
Realized gain (loss) on interest rate futures	43,052	(471)
Realized and unrealized gain on TBAs	19,399	(2,620)
Realized and unrealized (loss) gain on residential mortgage loans	(106,625)	6,326
Realized and unrealized (loss) gain on commercial mortgage loans	(1,006)	358
Realized and unrealized loss on U.S. Treasury bills	—	(8)
Unrealized appreciation on interest rate futures	1,322	2,421
Total realized and unrealized gains (losses), net	$(115,033)	$(3,182)

For the six months ended June 30, 2022 and 2021, total realized and unrealized gains (losses), net were $(115.0) million and $(3.2) million, respectively. During the six months ended June 30, 2022, market volatility resulting in widening interest rate spreads caused the valuation of our portfolio of all of our mortgage loans to decrease, which resulted in an unrealized loss. All of our unrealized losses were partially offset by realized gains on interest rate futures and TBAs. In the six months ended June 30, 2021, realized and unrealized gains on residential mortgage loans and unrealized gains on interest rate futures were partially offset by realized loss on RMBS, which was primarily due to prepayment speeds on the junior and interest only bonds that we held.

Expenses

Operating Expenses

For the six months ended June 30, 2022 and 2021, our operating expenses were $6.7 million and $1.1 million, respectively. The increase in operating expenses in the six month period ended June 30, 2022 was due to an increase in costs due to being a public company, including increased insurance, audit, and legal fees. We also experienced an increase in loan administration costs, commensurate with an increase in the number of loans in our portfolio during the comparative period.

Operating Expenses Incurred with Affiliate

For the six months ended June 30, 2022 and 2021, our operating expenses incurred with affiliate were $1.8 million and $1.0 million, respectively. These expenses were primarily due to the allocated time of partially dedicated employees’ compensation being reimbursed by us, which time allocated to us increased during the comparative period.

Due Diligence and Transaction Costs

For the six months ended June 30, 2022 and 2021, our due diligence and transaction costs were $1.2 million and $0.2 million, respectively. The increase in these costs was due to whole loan acquisition diligence costs, which increased over the comparative period as we purchased more whole loans during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Stock Compensation

For the six months ended June 30, 2022, our stock compensation expense was $1.8 million. In connection with the IPO in June 2021, we issued restricted stock awards to key employees of Angel Oak, including our Manager, as well as the independent directors on our Board of Directors. Our stock compensation expense for the three months ended June 30, 2021 was de minimis, as expense was incurred during a nine day period as the grant date of the restricted stock was June 21, 2021. We issued additional restricted stock awards on January 1, 2022, March 10 and March 11, 2022, and May 18, 2022. Restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one year anniversary of the grant date.

Securitization Costs

Securitization costs of $2.0 million were incurred for the six months ended June 30, 2022 in the securitization of AOMT 2022-1. During the comparative period of the six months ended June 30, 2021, we incurred no securitization expense as we did not enter into any securitizations during that period.

Management Fee Incurred with Affiliate

Pursuant to the Management Agreement, the Manager is entitled to a base management fee, which is calculated based on our Equity (as defined in the Management Agreement), and an incentive fee based on certain performance criteria, as well as a termination fee in certain cases and reimbursement of certain expenses as described in the Management Agreement.

For the six months ended June 30, 2022 and 2021, our management fee incurred with affiliate was $3.9 million and $2.2 million, respectively. The increase is due to the increase in our average equity for the six months ended June 30, 2022 as compared to the same period in 2021.

Our Portfolio

As of June 30, 2022, our portfolio consisted of approximately $3.2 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of June 30, 2022:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,279,341	$1,101,672	$177,669	48.4%
Residential mortgage loans in securitization trust	982,579	949,442	$33,137	9.0%
Commercial mortgage loans	20,196	429	19,767	5.4%
Total whole loan portfolio	$2,282,116	$2,051,543	$230,573	62.8%

Investment securities
RMBS	$922,859	$128,365	$794,494	216.3%
CMBS	8,982	—	8,982	2.4%
Total investment securities	$931,841	$128,365	$803,476	218.7%

Total investment portfolio	$3,213,957	$2,179,908	$1,034,049	281.5%
Target assets (1)	$3,213,957	$2,179,908	$1,034,049	281.5%

Cash	$16,100	$—	$16,100	4.4%
Other assets and liabilities (2)	(682,865)	—	(682,865)	(185.9)%
Total	$2,547,192	$2,179,908	$367,284	100.0%

(1) “Target assets” as presented above comprises the total investment portfolio, as there were no U.S. Treasury Bills held as of June 30, 2022.

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $720.4 million due to broker for our quarter-end purchase of certain whole pool RMBS.

As of December 31, 2021, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2021:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,061,912	$852,961	$208,951	42.5%
Residential mortgage loans in securitization trust	667,365	616,557	50,808	10.3%
Commercial mortgage loans	18,664	447	18,217	3.7%
Total whole loan portfolio	$1,747,941	$1,469,965	$277,976	56.5%

Investment securities
RMBS	$485,634	$360,501	$125,133	25.5%
CMBS	10,756	—	10,756	2.2%
U.S. Treasury Bills	249,999	248,750	1,249	0.3%
Total investment securities	$746,389	$609,251	$137,138	28.0%

Total investment portfolio	$2,494,330	$2,079,216	$415,114	84.5%
Target assets (1)	$2,244,331	$1,830,466	$413,865	84.2%

Cash	$40,801	$—	$40,801	8.3%
Other assets and liabilities	35,475	—	35,475	7.2%
Total	$2,570,606	$2,079,216	$491,390	100.0%

(1) “Target assets” as presented above includes the total investment portfolio excluding U.S. Treasury Bills.

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of June 30, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$60 - $3,473	$508
Interest rate	2.88% - 9.25%	4.68%
Maturity date	10/1/2036 - 7/1/2062	12/29/2052
FICO score at loan origination	521 - 823	737
LTV at loan origination	8% - 95%	71%
DTI at loan origination	1.15% - 59.06%	24%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.13%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$48 - $3,410	$506
Interest rate	2.75% - 9.25%	4.49%
Maturity date	10/1/2036 - 12/1/2061	4/20/2053
FICO score at loan origination	521 - 823	740
LTV at loan origination	12% - 95%	70%
DTI at loan origination	1.60% - 59.06%	27%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.30%

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2022:

($ in thousands)
UPB	$1,024,490
Number of loans	2,366
Weighted average loan coupon	4.66%
Average loan amount	435
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	746
Current 3-month constant prepayment rate (“CPR”) (1)	21%
Percentage of loans 90+ days delinquent (based on UPB)	0.2%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2022:

(1) No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2022.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2021:

($ in thousands)
UPB	$642,951
Number of loans	1,494
Weighted average loan coupon	4.98%
Average loan amount	433
Weighted average LTV at loan origination and deal date	72%
Weighted average credit score at loan origination and deal date	741
Current 3-month CPR	35.1%
Percentage of loans 90+ days delinquent (based on UPB)	0.13%

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2021:

(1) No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2021.

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of June 30, 2022:

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2021:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of June 30, 2022, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of June 30, 2022:

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of June 30, 2022.

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

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of June 30, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$243 - $4,300	$1,926
Interest rate	5.50% - 8.38%	6.12%
Loan term	1.17 - 27.94 years	7.81 years
LTV at loan origination	46.7% - 75.0%	57.6%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$244 - $4,300	$1,700
Interest rate	5.75% - 8.38%	6.25%
Loan term	1.42 - 28.18 years	8.36 years
LTV at loan origination	46.7% - 75.0%	59.8%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of June 30, 2022 and December 31, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of June 30, 2022:

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in Angel Oak Mortgage Trust I (“AOMT”) securitization transactions is set forth below as of June 30, 2022, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$138,286	$137,761	$163,571	$203,885
Number of loans	456	471	611	609
Weighted average loan coupon	7.0%	7.1%	6.4%	5.8%
Average loan amount	$303	$292	$268	$335
Weighted average LTV at loan origination and deal date	74%	72%	70%	74%
Weighted average credit score at loan origination and deal date	695	701	715	719
Current 3-month CPR	42.5%	38.5%	30.9%	35.1%
90+ day delinquency (as a % of UPB)	12.3%	11.3%	5.0%	4.5%
Fair value of first loss piece (1)	$13,350	$3,883	$2,245	$23,965
Investment thickness (2)	25.15%	11.55%	7.82%	15.22%
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

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of June 30, 2022:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$975	$—	$975	$1,049	$—	1,049	$(74)	$—	$(74)
Mezzanine	2,145	—	2,145	1,596	—	1,596	549	—	$549
Subordinate	55,414	3,354	58,768	12,615	—	12,615	42,799	3,354	$46,153
Interest only / excess	10,133	2,634	12,767	—	—	—	10,133	2,634	$12,767
Whole pool	—	848,204	848,204	—	113,105	113,105	—	735,099	$735,099
Total	$68,667	$854,192	$922,859	$15,260	$113,105	$128,365	$53,407	$741,087	$794,494

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2021:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$3,076	$—	$3,076	$4,089	$—	$4,089	$(1,013)	$—	$(1,013)
Mezzanine	2,178	—	2,178	1,631	—	1,631	547	—	$547
Subordinate	80,058	10,292	90,350	—	—	—	80,058	10,292	$90,350
Interest only / excess	15,052	2,923	17,975	—	—	—	15,052	2,923	$17,975
Whole pool	—	372,055	372,055	—	354,781	354,781	—	17,274	$17,274
Total	$100,364	$385,270	$485,634	$5,720	$354,781	$360,501	$94,644	$30,489	$125,133

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of June 30, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$1,840	$2,158	$65,516	$14,926	$406,846	$491,286
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	841,498	841,498
Effect of principal payments / called deals	(1,052)	—	(3,452)	—	(416,016)	(420,520)
IO and excess servicing prepayments	—	—	—	(2,102)	—	(2,102)
Changes in fair value, net	187	(13)	(3,296)	(57)	15,876	12,697
Ending fair value	$975	$2,145	$58,768	$12,767	$848,204	$922,859

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2021:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$18,297	$2,207	$97,614	$31,818	$—	$149,936
Acquisitions:
Secondary market purchases of AOMT securities	—	—	2,209	—	—	2,209
Third party securities	—	—	5,122	7,485	1,466,854	1,479,461
Effect of principal payments / called deals	(15,029)	—	(19,576)	(3,781)	(1,096,112)	(1,134,498)
IO and excess servicing prepayments	—	—	—	(17,355)	—	(17,355)
Changes in fair value, net	(192)	(29)	4,981	(192)	1,313	5,881
Ending fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of June 30, 2022)

(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2022.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	($ in thousands)
UPB of loans	$130,534	$140,360
Number of loans	171	189
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$763	$743
Weighted average LTV at loan origination and deal date	58.4%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	6,573	—	6,573	7,993	—	7,993
Interest only / excess	2,409	—	2,409	2,763	—	2,763
Total	$8,982	$—	$8,982	$10,756	$—	$10,756

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, and securitizations of our whole loans. Our financing sources historically have also included capital contributions from our investors prior to our IPO, the proceeds from our IPO and concurrent private placement (which capital has all been deployed), as well as payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, and securitizations of our whole loans. Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
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

Description of Existing Financing Arrangements
As of June 30, 2022, we were a party to seven loan financing lines, which permitted borrowings in an aggregate amount of up to $1.6 billion, which availability increased to $1.9 billion subsequent to June 30, 2022 with the $260.0 million increase to the RBC financing line. Borrowings under these agreements may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes. A description of each loan financing line is set forth as follows:
RBC Loan Financing Line. On April 13, 2022, we and two of our subsidiaries entered into a master repurchase agreement with RBC. Our subsidiaries are each considered a “Seller” under this agreement. From time to time and pursuant to the initial agreement, either of our subsidiaries may sell to RBC, and later repurchase, up to $340.0 million aggregate borrowings on mortgage loans, which was increased to $600.0 million subsequent to June 30, 2022. The master repurchase agreement was initially set to terminate on October 13, 2022, and on July 21, 2022, was extended as per the terms of the original agreement through January 20, 2023, unless terminated earlier pursuant to the terms of the master repurchase agreement.
The principal amount expected to be paid by RBC for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan (generally ranging from 80% to 90%, depending on the type of loan), whichever is less. Pursuant to the agreement, RBC retains the right to determine the market value of the mortgage loan collateral in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, RBC is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable Subsidiary is required to pay RBC is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread of 1.95% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the Master Repurchase Agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
The obligations of the subsidiaries under the master repurchase agreement are guaranteed by the Company pursuant to a Guaranty executed contemporaneously with the master repurchase agreement. In addition, and similar to other repurchase agreements that the Company has entered into, the Company is subject to various financial and other covenants, including those relating to (1) maintenance of a minimum tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity.
The agreement contains margin call provisions that provide RBC with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, RBC may require us or our subsidiaries to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and RBC’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiaries are also required to pay certain customary fees to RBC and to reimburse RBC for certain costs and expenses incurred in connection with RBC’s structuring, management, and ongoing administration of the master repurchase agreement.
Nomura Loan Financing Line. On December 6, 2018, we and one of our subsidiaries entered into a master repurchase agreement with Nomura. We are considered the “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Nomura. Pursuant to the agreement, we and our subsidiary may sell to Nomura, and later repurchase, up to $300.0 million aggregate borrowings on mortgage loans. This agreement was set to terminate on August 5, 2022. On August 8, 2022, this agreement was extended through October 5, 2022, and interest will accrue on any borrowings at a rate based on Term SOFR plus an additional spread of 1.70% - 3.50%.
The principal amount paid by Nomura for each eligible mortgage loan is based on a percentage of both the market value, unpaid principal balance and acquisition price of the mortgage loan (generally ranging from 65% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Nomura retains the right to determine the market value of the mortgage loan collateral for certain mortgage loans in its sole and absolute discretion. Additionally, Nomura is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Prior to the amendment effective August 5, 2022, upon our or our subsidiary’s repurchase of the mortgage loan, we are, or our subsidiary is, required to repay Nomura the adjusted principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) the greater of (a) one-month LIBOR or three‑month LIBOR (depending on the type of mortgage loan) and (b) the applicable LIBOR floor, and (2) a spread generally ranging from 1.70% to 3.50% depending on the type of loan. After the August 5, 2022 amendment, “LIBOR” has been replaced with “Term SOFR”.

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
Banc of California Loan Financing Line. On December 21, 2018, we and our subsidiary entered into a master repurchase agreement with Banc of California, National Association (“Banc of California”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Banc of California. Pursuant to the agreement, we or our subsidiary may sell to Banc of California, and later repurchase, up to $50.0 million aggregate borrowings on mortgage loans. The agreement was amended on March 7, 2022 to extend the term to March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the Loan Financing Line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread.
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

Prior to the amendment executed on February 4, 2022, the principal amount paid by Deutsche Bank for each mortgage loan was based on a percentage of the market value, cost‑basis value or unpaid principal balance of the mortgage loan (generally ranging from 60% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Deutsche Bank retained the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Deutsche Bank was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Prior to the February 4, 2022 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we or our subsidiary were required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) 0.00% and (B) one‑month LIBOR and (2) a spread generally ranging from 2.00% to 3.25%.
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
The following table sets forth the details of our financing lines as of each of June 30, 2022 and December 31, 2021:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate (A)	Interest Rate Spread (A)	June 30, 2022	December 31, 2021
	($ in thousands)
Barclays Bank PLC (1)	$400,000	1 month SOFR	1.95% - 2.00%	$370,572	$362,899
Royal Bank of Canada (2)	$340,000	Average Daily SOFR	1.95%	$191,677	N/A
Nomura Corporate Funding Americas, LLC (3)	$300,000	1 month or 3 month LIBOR	1.70% - 3.50%	$18,799	103,149
Deutsche Bank, AG (4)	$250,000	1 month SOFR	2.20% - 3.45%	$217,875	231,981
Goldman Sachs Bank USA (5)	$200,000	Compound SOFR	2.45%	$175,291	109,283
Banc of California, National Association (6)	$75,000	1 month SOFR	2.50% - 3.50%	$55,410	34,838
Veritex Community Bank (7)	$75,000	1 month SOFR	2.41%	$72,477	11,258
Total	$1,640,000			$1,102,101	$853,408
(A) See below for timing of applicable transitions from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as base interest rate and corresponding applicable definitions of “Term” and “Average” SOFR, and “SOFR base”.

(1) This agreement terminates on September 20, 2022. On January 27, 2022, this repurchase facility was amended to state that (a) interest will accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus a spread and (b) increase the maximum purchase price permitted under the master repurchase agreement to $550.0 million from $400.0 million, which was subject to reduction to $400.0 million upon the issuance of securities pursuant to a securitization of the assets underlying the master repurchase agreement. This securitization occurred on February 7, 2022. Prior to January 27, 2022, interest was based on 1-month LIBOR plus a spread generally in line with similar agreements that the Company or its subsidiaries have entered into, which is a range of 1.70% - 3.50%.

(2) On April 13, 2022, the Company and two of its subsidiaries entered into a $340.0 million repurchase facility with Royal Bank of Canada (“RBC”) through the execution of a master repurchase agreement between the Company as guarantor, and two of its subsidiaries, as sellers, and RBC as buyer. The master repurchase agreement was initially set to terminate on October 13, 2022, and on July 21, 2022, was extended as per the terms of the original agreement through January 20, 2023 (see Note 14 - Subsequent Events), unless such term is extended or terminated earlier pursuant to the terms of the master repurchase agreement. On August 4, 2022, the RBC maximum line of credit was increased by $260.0 million to a maximum facility limit of $600.0 million. See Note 14 - Subsequent Events to our unaudited condensed consolidated financial statements include elsewhere in this Quarterly Report on Form 10-Q.

(3) This agreement was set to terminate on August 5, 2022. On August 8, 2022, this agreement was extended through October 5, 2022, and interest will accrue on any borrowings at a rate based on Term SOFR plus an additional spread of 1.70% - 3.50%. See Note 14 - Subsequent Events to our unaudited condensed consolidated financial statements include elsewhere in this Quarterly Report on Form 10-Q.

(4) On February 4, 2022, this facility was amended to extend the initial termination date of the master repurchase agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Deutsche Bank the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a spread of 2.00% - 3.25%.

(5) On March 2, 2022, the agreement was extended to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate plus a spread equal to 20 basis points, plus the prior spread. Prior to January 1, 2022, interest was based on 3-month LIBOR plus a spread of 2.25%.

(6) On March 7, 2022, the agreement was amended to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the loan financing line at a rate based on Term SOFR plus an additional spread. Prior to March 7, 2022, interest was based on 1-month LIBOR plus a spread of 2.50% - 3.13%.

(7) This agreement terminates on August 16, 2023. On February 11, 2022, the Company amended the financing facility to (1) increase the size of the financing facility to $75.0 million from $50.0 million, and (2) provide that interest will accrue on any outstanding balance at a rate based on Term SOFR plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum. Prior to February 11, 2022, interest was based on 1-month LIBOR plus a spread of 2.30%.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of June 30, 2022 and December 31, 2021:

June 30, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS	$128,365	1.51%	15
Total	$128,365	1.51%	15

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q2 2021	$787,176	$407,486	$787,176
Q3 2021	489,287	173,265	489,287
Q4 2021	609,251	206,897	609,251
Q1 2022	477,422	272,282	477,422
Q2 2022	128,365	92,598	132,629

We utilize short‑term repurchase facilities on our RMBS portfolio and to finance assets for REIT asset test purposes. Over time, the need to purchase securities for REIT asset test purposes will be reduced as we obtain and participate in additional securitizations and acquire assets directly for investment purposes. We will continue to use repurchase facilities on our RMBS portfolio to add additional leverage which increases the yield on those assets. Our use of repurchase facilities is generally highest at the end of any particular quarter, as shown in the table above, where the quarter-end balance and the highest month-end balance in each quarter are generally equivalent.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-1 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of March 31, 2022.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2021-7 securitization on our condensed consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the securitization on our condensed consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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
Cash Flows

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Cash flows used in operating activities	$(635,830)	$(382,091)
Cash flow provided by (used in) investing activities	$502,541	$(705,897)
Cash flows provided by financing activities	$102,856	$1,075,043
Net decrease in cash and restricted cash	$(30,433)	$(12,945)

Operating cash flows of $(635.8) million for the six months ended June 30, 2022 as compared to $(382.1) million for the six months ended June 30, 2021 were primarily due to the purchase of additional residential mortgage loans during the six months ended June 30, 2022.

Investing cash flows of $502.5 million for the six months ended June 30, 2022 as compared to $(705.9) million for the six months ended June 30, 2021 were primarily due to the net sales of RMBS during the quarter, partially offset by the timing of purchase and maturity activity of U.S. Treasury securities.

Financing cash flows used of $102.9 million for the six months ended June 30, 2022 as compared to $1.1 billion provided for the six months ended June 30, 2021 were due primarily due to net repayments on repurchase facilities in the six months ended June 30, 2022 as compared to net borrowings on repurchase facilities during the 2021 comparative period. The net repayments on repurchase facilities for the six months ended June 30, 2022 were partially offset by proceeds from the AOMT 2022-1 securitization.

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

Cash Availability

As of June 30, 2022, we held a lower than usual balance of unrestricted cash and cash equivalents. Although borrowings on our financing facilities were a net increase during the six months ended June 30, 2022, our available cash balance decreased in the month of June 2022 due to margin calls on our financing facilities. Subsequent to June 30, 2022, and through August 12, 2022, our available unrestricted cash balance increased to more normalized levels due to receipt of interest income on our RMBS, CMBS, and mortgage loan portfolios, as well as a sale of certain of our commercial loans, and the AOMT 2022-4 securitization.

Our cash balance as of June 30, 2022 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. Due to market volatility, we exited certain of our economic hedge positions subsequent to June 30, 2022, and therefore would not have any margin requirements to such hedging counterparties unless we were to resume that particular economic hedging, which we may do in the future, should we deem economic conditions to be less volatile or more favorable to us. We anticipate that our largest commercial loan will be paid in full within the third quarter of 2022, and we may sell additional commercial loans if we deem the market to be advantageous. We may also participate in an upcoming securitization with other Angel Oak entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” section in the 2021 Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2021. Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized, and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under Item 1A. “Risk Factors” in the 2021 Annual Report on Form 10-K. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the 2021 Annual Report on Form 10-K. The risks described in the 2021 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 Plan (as defined below) during the three months ended June 30, 2022:

Month	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	113,905	$16.40	113,905	$15,459,503
May 1, 2022 to May 31, 2022	76,036	$14.89	76,036	$14,327,041
June 1, 2022 to June 30, 2022	—	$—	—	$14,327,041
Totals / Averages	189,941	$15.79	—	$14,327,041
(1) In June 2021, the Company entered into a 10b5-1 stock repurchase plan (the “10b5-1 Plan”) with Wells Fargo Securities LLC, pursuant to which Wells Fargo Securities, LLC, as our agent, committed to buy in the open market up to $25.0 million in shares of our common stock in the aggregate during the period beginning on the date that is four full calendar weeks from the closing of the IPO and ending 12 months thereafter (i.e., July 18, 2022), unless terminated sooner as specified in the 10b5-1 Plan, including if all the capital committed to the 10b5-1 Plan has been exhausted prior thereto, and otherwise on the terms set forth in the 10b5-1 Plan. All shares purchased were purchased as part of the publicly-announced 10b5-1 Plan described above.

As of July 18, 2022, 642,513 total shares had been purchased under the 10b-5-1 Plan during its existence. The 10b-5-1 Plan expired in accordance with its terms on July 18, 2022 and has not been renewed.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of Angel Oak Mortgage, Inc., dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2
Second Amended and Restated Bylaws of Angel Oak Mortgage, Inc., effective as of June 17, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.1
Master Repurchase Agreement among Royal Bank of Canada; Angel Oak Mortgage Operating Partnership, LP; Angel Oak Mortgage Fund TRS and Angel Oak Mortgage, Inc., dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

10.2
Guaranty Agreement by Angel Oak Mortgage, Inc. in favor of Royal Bank of Canada, dated April 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

31.1	**	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE, INC.

Date: August 12, 2022	By:	/s/ Robert J. Williams
Robert J. Williams
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)