Form 10-Q
period 2022-09-30
Angel Oak Mortgage, Inc.
filed 2022-11-14
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,925,357 shares of common stock, $0.01 par value per share, outstanding as of November 14, 2022.

ANGEL OAK MORTGAGE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	September 30, 2022	December 31, 2021
ASSETS
Residential mortgage loans - at fair value	$1,069,476	$1,061,912
Residential mortgage loans in securitization trusts - at fair value	1,062,585	667,365
Commercial mortgage loans - at fair value	9,554	18,664
RMBS - at fair value	1,068,672	485,634
CMBS - at fair value	8,857	10,756
U.S. Treasury securities - at fair value	—	249,999
Cash and cash equivalents	20,549	40,801
Restricted cash	8,955	11,508
Principal and interest receivable	44,272	25,984
Deferred tax asset	3,457	—
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	8,534	2,428
Other assets	851	2,878
Total assets	$3,305,762	$2,577,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$906,321	$853,408
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,048,953	616,557
Securities sold under agreements to repurchase	67,454	609,251
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	—	728
Due to broker	1,005,231	—
Accrued expenses	3,328	442
Accrued expenses payable to affiliate	3,060	1,425
Interest payable	4,452	1,283
Income taxes payable	—	1,600
Management fee payable to affiliate	2,006	1,845
Total liabilities	$3,040,805	$2,086,539

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value, 12% cumulative, non-voting, 125 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$101	$101
Common stock, $0.01 par value. As of September 30, 2022: 350,000,000 shares authorized, 24,925,357 shares issued and outstanding. As of December 31, 2021: 350,000,000 shares authorized, 25,227,328 shares issued and outstanding.	249	252
Additional paid-in capital	474,830	476,510
Accumulated other comprehensive income (loss)	(8,979)	3,000
Retained (deficit) earnings	(201,244)	11,527
Total stockholders’ equity	$264,957	$491,390
Total liabilities and stockholders’ equity	$3,305,762	$2,577,929

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INTEREST INCOME, NET
Interest income	$30,148	$15,587	$86,959	$37,763
Interest expense	18,408	2,599	41,849	5,277
NET INTEREST INCOME	11,740	12,988	45,110	32,486

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	17,290	(7,144)	56,423	(19,656)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 2), and derivative contracts	(100,855)	6,821	(255,021)	16,151
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(83,565)	(323)	(198,598)	(3,505)

EXPENSES
Operating expenses	2,764	2,545	9,525	3,423
Operating expenses incurred with affiliate	2,141	645	3,834	1,617
Due diligence and transaction costs	213	452	1,502	946
Stock compensation	3,340	833	5,179	924
Securitization costs	1,115	—	3,134	—
Management fee incurred with affiliate	1,951	1,846	5,830	4,015
Total operating expenses	11,524	6,321	29,004	10,925

INCOME (LOSS) BEFORE INCOME TAXES	(83,349)	6,344	(182,492)	18,056
Income tax benefit	—	—	(3,457)	—
NET INCOME (LOSS)	$(83,349)	$6,344	$(179,035)	$18,056
Preferred dividends	(4)	(4)	(11)	(11)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(83,353)	$6,340	$(179,046)	$18,045
Other comprehensive income (loss)	(10,227)	1,818	(11,979)	5,433
TOTAL COMPREHENSIVE INCOME (LOSS)	$(93,580)	$8,158	$(191,025)	$23,478

Basic earnings (loss) per common share	$(3.40)	$0.25	$(7.30)	$0.94
Diluted earnings (loss) per common share	$(3.40)	$0.25	$(7.30)	$0.93

Weighted average number of common shares outstanding:
Basic	24,505,438	24,999,891	24,534,967	19,190,827
Diluted	24,505,438	25,470,226	24,534,967	19,366,679

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholder(s)’ Equity
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders’ Equity
Stockholders’ equity as of June 30, 2022	$101	$249	$472,356	$1,248	$(106,670)	$367,284
Repurchase of common stock	—	—	(866)	—	—	(866)
Non-cash equity compensation	—	—	3,340	—	—	3,340
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	(10,227)	—	(10,227)
Dividends paid on common stock ($0.45 per share)	—	—	—	—	(11,221)	(11,221)
Net loss	—	—	—	—	(83,349)	(83,349)
Stockholders’ equity as of September 30, 2022	$101	$249	$474,830	$(8,979)	$(201,244)	$264,957

	Three Months Ended September 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholder(s)’ Equity
Stockholders’ equity as of June 30, 2021	$101	$255	$479,542	$2,576	$14,307	$496,781
Shares repurchased	—	(1)	(1,652)	—	—	(1,653)
Dividends paid on common stock ($0.12 per share)	—	—	—	—	(3,056)	(3,056)
Non-cash equity compensation	—	—	833	—	—	833
Dividends declared - preferred	—	—	—	—	(5)	(5)
Unrealized gain on RMBS and CMBS	—	—	—	1,818	—	1,818
Net income	—	—	—	—	6,344	6,344
Stockholders’ equity as of September 30, 2021	$101	$254	$478,723	$4,394	$17,590	$501,062
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Changes in Stockholder(s)’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	$491,390
Repurchase of common stock	—	(3)	(6,859)	—	—	(6,862)
Non-cash equity compensation	—	—	5,179	—	—	5,179
Dividends declared - preferred	—	—	—	—	(11)	(11)
Unrealized loss on RMBS and CMBS	—	—	—	(11,979)	—	(11,979)
Dividends paid on common stock ($0.45 per share)	—	—	—	—	(33,725)	(33,725)
Net loss	—	—	—	—	(179,035)	(179,035)
Stockholders’ equity as of September 30, 2022	$101	$249	$474,830	$(8,979)	$(201,244)	$264,957

	Nine Months Ended September 30, 2021
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholder(s)’ Equity
Stockholder’s equity as of December 31, 2020	$101	$157	$246,489	$(1,039)	$2,601	$248,309
Contributions from common stockholder prior to IPO	—	—	56,261	—	—	56,261
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Shares repurchased	—	(1)	(1,653)	—	—	(1,654)
Non-cash equity compensation	—	5	919	—	—	924
Dividends declared - preferred	—	—	—	—	(11)	(11)
Dividends paid on common stock ($0.12 per share)	—	—	—	—	(3,056)	(3,056)
Unrealized gain on RMBS and CMBS	—	—	—	5,433	—	5,433
Net income	—	—	—	—	18,056	18,056
Stockholders’ equity as of September 30, 2021	$101	$254	$478,723	$4,394	$17,590	$501,062

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(179,035)	$18,056
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized loss (gain) on mortgage loans, derivative contracts, RMBS, and CMBS	(56,423)	19,656
Net unrealized loss (gain) on mortgage loans and derivative contracts	255,021	(16,151)
Accretion of and amortization	9,330	438
Non-cash equity compensation	5,179	924
Net change in:
Purchases of residential mortgage loans from non-affiliates	(427,940)	(202,387)
Purchases of residential mortgage loans from affiliates	(567,324)	(751,416)
Principal payments on residential mortgage loans	249,056	63,199
Due to broker	(200)	—
Margin received from interest rate futures contracts and TBAs	75,689	(9,297)
Principal and interest receivable on residential mortgage loans	(12,689)	(7,255)
Income tax benefit	(3,457)	—
Other assets	467	(2,497)
Management fee payable to affiliate	161	1,845
Accrued expenses	3,084	637
Accrued expenses payable to affiliate	1,634	17
Interest payable	3,169	509
NET CASH USED IN OPERATING ACTIVITIES	(644,278)	(883,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS and CMBS	(1,140,153)	(1,462,966)
Purchases of investments in U.S. Treasury Bills	(349,992)	(1,000)
Maturity of U.S. Treasury Bills	600,000	424,984
Sale of RMBS	1,524,129	623,364
Principal payments on RMBS	13,219	7,238
Purchases of commercial mortgage loans	(3,180)	(1,500)
Sale of commercial mortgage loans	11,026	—
Principal payments on commercial mortgage loans	44	1,401
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	655,093	(408,479)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(33,725)	(3,056)
Dividends paid to preferred shareholders	(11)	—
Repurchase of common stock	(6,862)	(1,654)
Contributions from prior common stockholder	—	56,262
Proceeds from IPO	—	136,800
Proceeds from private placement concurrent with IPO	—	40,000
Principal payments on loans held in securitization trusts	(177,111)	(14,449)
Other	(457)	(1,600)
Proceeds from non-recourse securitization obligations	675,360	306,352
Net proceeds from (payments on) securities sold under agreements to repurchase	(543,727)	310,996
Net proceeds from notes payable	52,913	468,847
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(33,620)	1,298,498

CHANGE IN CASH AND RESTRICTED CASH	(22,805)	6,297
CASH AND RESTRICTED CASH, beginning of period (1)	52,309	45,973
CASH AND RESTRICTED CASH, end of period (1)	$29,504	$52,270

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$38,535	$2,170

(1) Cash, cash equivalents, and restricted cash as of September 30, 2022 included cash and cash equivalents of $20.5 million and restricted cash of $9.0 million, and as of September 30, 2021 included cash and cash equivalents of $49.2 million and restricted cash of $3.0 million.
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

Reclassifications

Certain amounts reported in prior periods in the financial statements have been reclassified to conform to the current year’s presentation. For comparative purposes, and to enhance transparency of the Company’s balance sheet, “other assets” on the condensed consolidated balance sheet as of December 31, 2021 in the amount of $2.4 million have been reclassified to unrealized appreciation on “To be Announced” forward-settling of mortgage-backed securities trades (“TBAs”) and interest rate futures contracts - at fair value, leaving a remaining balance of $2.9 million of other assets.

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

Amortized Cost and Fair Value for Certain Non-Recourse Securitization Obligations of Angel Oak Mortgage Trust (“AOMT”)

The Company had previously elected the fair value option for many of its assets and liabilities as provided for under Accounting Standards Codification 825, Financial Instruments, with certain exceptions. The Company has recorded the issuances of non-recourse securitization obligations of AOMT 2021-7 and 2021-4 at amortized cost, and subsequent securitization issuances at fair value (See Note 2 - Variable Interest Entities and Note 10 - Fair Value Measurements).

The valuation methodology used to measure the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline discount margin/yield, recovery assumptions, tranche type, collateral coupon, age and loan size, and other inputs specific to each security. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements. This liability is categorized as Level 2 in the fair value hierarchy.

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

VIEs for Which the Company is the Primary Beneficiary

In 2021 and 2022, the Company entered into securitization transactions where it was determined that the Company was the primary beneficiary, as, with respect to each securitization vehicle, it controls the class of securities with call rights, or “controlling class” of securities, the XS tranche. The Company was the sole entity to contribute residential whole mortgage loans to these securitization vehicles.

During the three months ended September 30, 2022, in the AOMT 2022-4 transaction, the Company securitized and consolidated approximately $184.7 million unpaid principal balance of seasoned residential non-QM mortgage loans. During the nine months ended September 30, 2022, in the AOMT 2022-4 and the AOMT 2022-1 transactions, the Company securitized and consolidated approximately $722.3 million unpaid principal balance of seasoned residential non-QM mortgage loans.
The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the consolidated balance sheet related to these consolidated VIEs as of September 30, 2022 and December 31, 2021:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2022	December 31, 2021
Assets:	(in thousands)
Residential mortgage loans in securitization trusts - cost	$1,219,579	$665,510
Fair value adjustment	(156,994)	1,855
Residential mortgage loans in securitization trusts - at fair value	$1,062,585	$667,365

Accrued interest receivable	$1,995	$1,728

Liabilities (1):
Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, amortized cost	$487,900	$619,108
Less: debt issuance costs capitalized	(1,511)	(2,551)
Non-recourse securitization obligations, collateralized by residential mortgage loans, amortized cost, net	$486,389	$616,557

Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, subject to fair value adjustment	$621,779	$—
Fair value adjustment	(59,215)	—
Non-recourse securitization obligations, collateralized by residential mortgage loans - at fair value, net	$562,564	$—

Total non-recourse securitization obligations, collateralized by residential mortgage loans, net	$1,048,953	$616,557
(1) Debt issuance costs for non-recourse securitization obligations electing the fair value option are recorded to expense upon issuance of the securitization. Debt issuance costs incurred with the issuances of non-recourse securitization obligations for which the fair value option was not elected are presented at amortized cost.
Income and expense amounts related to the consolidated VIEs recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 (1) is set forth as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands)
Interest income	$12,759	$34,646
Interest expense, non-recourse liabilities (2)	(6,983)	(17,245)
Net interest income	$5,776	$17,401
Net unrealized loss on mortgage loans in securitization trusts - at fair value	(73,178)	(152,931)
Unrealized gain on mark-to-market of non-recourse securitization obligation - at fair value	34,357	67,030
Securitization expenses (3)	(1,115)	(3,405)
Operating expenses	(247)	(695)
Net loss from consolidated VIEs	$(34,407)	$(72,600)
(1) The Company had no consolidated VIEs during the three and nine months ended September 30, 2021.
(2) Includes amortization of debt issuance expenses for AOMT 2021-7 and AOMT 2021-4.
(3) Includes securitization expenses for AOMT 2022-4 and AOMT 2022-1.

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
The securities received in the aforementioned 2019 and 2020 securitization transactions are included in “RMBS - at fair value” and “CMBS - at fair value” on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, and details on the accounting treatment and fair value methodology of the securities can be found in Note 10, Fair Value Measurements. See Note 5, Investment Securities, for the fair value of AOMT securities held by the Company as of September 30, 2022 and December 31, 2021 that were retained by the Company as a result of the securitization transactions in 2020 and 2019.
3.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	($ in thousands)
Cost	$1,221,505	$1,063,146

Unpaid principal balance	$1,189,162	$1,022,461
Net premium on mortgage loans purchased	32,343	40,685
Change in fair value	(152,029)	(1,234)
Fair value	$1,069,476	$1,061,912

Weighted average interest rate	4.72%	4.49%

Weighted average remaining maturity (years)	30	30
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of September 30, 2022 and December 31, 2021:

As of:	September 30, 2022	December 31, 2021
	($ in thousands)
Number of mortgage loans 90 or more days past due	5	8
Recorded investment in mortgage loans 90 or more days past due	$2,165	$3,241
Unpaid principal balance of loans 90 or more days past due	$2,146	$3,100

Number of mortgage loans in foreclosure	5	7
Recorded investment in mortgage loans in foreclosure	$2,413	$2,125
Unpaid principal balance of loans in foreclosure	$2,412	$2,113

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Commercial Mortgage Loans
Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	($ in thousands)
Cost	$9,938	$18,641

Unpaid principal balance	$9,938	$18,698
Net discount on commercial mortgage loans purchased	—	(51)
Change in fair value	(384)	17
Fair value	$9,554	$18,664

Weighted average interest rate	7.03%	6.25%

Weighted average remaining maturity (years)	8	8
There were no commercial mortgage loans more than 90 days overdue as of September 30, 2022, and there was one commercial mortgage loan more than 90 days overdue as of December 31, 2021 which loan was also in foreclosure. Subsequent to December 31, 2021, the commercial mortgage loan that had been more than 90 days overdue and in foreclosure as of December 31, 2021 was sold to a third party.

During the nine months ended September 30, 2022, we sold commercial loans with an unpaid principal balance of $11.2 million and market value of $10.5 million for cash proceeds of $11.0 million.
5.    Investment Securities
As of September 30, 2022, investment securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS,” and commercial mortgage backed securities (“CMBS”). As of December 31, 2021, investment securities also included U.S. Treasury securities. The U.S. Treasury securities held by the Company as of December 31, 2021 matured on January 6, 2022. The following table sets forth a summary of RMBS and CMBS at cost as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
RMBS	$1,075,749	$482,824
CMBS	$10,482	$10,875
The following table sets forth certain information about the Company’s investments in RMBS and CMBS as of September 30, 2022 and December 31, 2021:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Real Estate Securities at Fair Value	Securities Sold Under Agreement to Repurchase	Allocated Capital
September 30, 2022:	(in thousands)
AOMT RMBS (1)
Senior	$47	$(180)	$(133)
Mezzanine	2,150	(7,616)	(5,466)
Subordinate	53,173	(50,232)	2,941
Interest Only/Excess	9,144	(9,426)	(282)
Total AOMT RMBS	$64,514	$(67,454)	$(2,940)
Whole Pool Agency RMBS
Fannie Mae	$886,939	$—	$886,939
Freddie Mac	117,219	—	117,219
Whole Pool Total Agency RMBS	$1,004,158	$—	$1,004,158
Total RMBS	$1,068,672	$(67,454)	$1,001,218

AOMT CMBS
Subordinate	$6,307	$—	$6,307
Interest Only/Excess	2,550	—	2,550
Total AOMT CMBS	$8,857	$—	$8,857

(1) AOMT RMBS held as of September 30, 2022 included both retained tranches of securitizations in which the Company participated within the purview of AOMT, and additional AOMT securities purchased in secondary market transactions.

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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
(1) There were no U.S. Treasury Bills held as of September 30, 2022.
(2) Cost and amortized cost of U.S. Treasury Bills is substantially equal, due to the short length of time until maturity on these financial instruments.
6.    Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged; all vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. Restricted cash as of September 30, 2022 included $7.6 million in margin collateral required by a lender, all of which was released in full subsequent to September 30, 2022. There was no such margin collateral required as of December 31, 2021.

The following table sets forth the details of all the lines of credit available to the Company and drawn amounts for whole loan purchases as of September 30, 2022 and December 31, 2021:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate (A)	Interest Rate Spread (A)	September 30, 2022	December 31, 2021
	($ in thousands)
Multinational Bank 1 (1)	$600,000	Average Daily SOFR	1.95%	$464,695	N/A
Multinational Bank 2 (2)	$400,000	1 month SOFR	1.95% - 2.00%	$147,261	$362,899

Global Investment Bank 1 (3)	$300,000	1 month or 3 month SOFR	1.70% - 3.50%	$—	103,149
Global Investment Bank 2 (4)	$250,000	1 month SOFR	2.20% - 3.45%	$98,335	231,981
Global Investment Bank 3 (5)	$200,000	Compound SOFR	2.45%	$117,082	109,283

Regional Bank 1 (6)	$75,000	1 month SOFR	2.50% - 3.50%	$50,834	34,838
Regional Bank 2 (7)	$75,000	1 month SOFR	2.41%	$28,114	11,258
Total	$1,900,000			$906,321	$853,408

(A) See below for timing of applicable transitions from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as base interest rate and corresponding applicable definitions of “Term” and “Average” SOFR, and “SOFR base”.

(1) On April 13, 2022, the Company and two of its subsidiaries entered into a $340.0 million repurchase facility with a multinational bank (“Multinational Bank 1”) through the execution of a master repurchase agreement between the Company as guarantor, and two of its subsidiaries, as sellers, and Multinational Bank 1 as buyer. The master repurchase agreement was initially set to terminate on October 13, 2022, and on July 21, 2022, was extended as per the terms of the original agreement through January 20, 2023, unless such term is extended or terminated earlier pursuant to the terms of the master repurchase agreement. On August 4, 2022, the maximum line of credit under the facility with Multinational Bank 1 was increased by $260.0 million to a maximum facility limit of $600.0 million.

(2) This agreement was set to expire on September 20, 2022. On August 23, 2022, this agreement was extended to September 30, 2022, and on September 26, 2022, this agreement was extended to October 14, 2022, on which date it expired by its terms after being paid in full.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(3) This agreement was set to terminate on August 5, 2022. On August 8, 2022, this agreement was extended through October 5, 2022, and amended to provide for interest accruing on any borrowings at a rate based on Term SOFR plus an additional spread of 1.70% - 3.50%. On October 5, 2022, this agreement expired in accordance with its terms after being paid in full.

(4) On February 4, 2022, this facility was amended to extend the initial termination date of the master repurchase agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or such subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a spread of 2.00% - 3.25%.

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
7.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of September 30, 2022 in the amount of $1.0 billion relates to the purchase of whole pool RMBS at quarter-end in the third quarter of 2022. Purchases are accounted for on a trade date basis; and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade date of this purchase was prior to September 30, 2022.
For the nine months ended September 30, 2022, this transaction is excluded from the condensed consolidated statements of cash flows as it is a noncash transaction. The cash for these whole pool RMBS settled on October 13, 2022, at which time these assets were simultaneously sold.
8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $1.1 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements as of September 30, 2022 and December 31, 2021:

September 30, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS	$67,454	4.50%	15
Total	$67,454	4.50%	15

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of September 30, 2022 and December 31, 2021 included both TBAs and interest rate futures contracts. Restricted cash as of September 30, 2022 included $0.3 million in interest rate futures margin collateral. There was no TBA margin collateral required as of September 30, 2022. Restricted cash as of December 31, 2021 included $2.3 million in TBA margin collateral and $4.2 million in interest rate futures margin collateral.

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
The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of September 30, 2022 and December 31, 2021:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
September 30, 2022	Interest rate futures	10,196	$6,612	$—	$—	$1,019,600
September 30, 2022	TBAs	N/A	$1,922	$—	$—	$1,062,100

December 31, 2021	Interest rate futures	10,438	$—	$(728)	$—	$1,043,800
December 31, 2021	TBAs	N/A	$2,428	$—	$—	$523,938
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and September 30, 2021 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended September 30, 2022	Interest rate futures	$17,692	$6,027
Three Months Ended September 30, 2022	TBAs	$(10,147)	$10,180

Three Months Ended September 30, 2021	Interest rate futures	$39	$1,666
Three Months Ended September 30, 2021	TBAs	$(5,378)	$1,305

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Nine Months Ended September 30, 2022	Interest rate futures	$66,805	$7,349
Nine Months Ended September 30, 2022	TBAs	$3,032	$(506)

Nine Months Ended September 30, 2021	Interest rate futures	$(431)	$2,678
Nine Months Ended September 30, 2021	TBAs	$(7,822)	$1,120

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

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2022, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K, with the exception of electing the fair value option for two new non-recourse securitization obligations added in 2022, collateralized by residential mortgage loans, as described in Note 1. Included in Note 10 to the Consolidated Financial Statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

The fair value of cash, restricted cash, principal and interest receivable, deferred tax assets and liabilities, other assets (principally consisting of prepaid assets), securities sold under obligation to repurchase, amounts due to broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values.due to the nature of these assets and liabilities.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets, at fair value	(in thousands)
Residential mortgage loans	$—	$1,065,173	$4,303	$1,069,476
Residential mortgage loans in securitization trust	—	1,058,778	3,807	1,062,585
Commercial mortgage loans	—	9,554	—	9,554
Investments in securities
Non-Agency RMBS (1)	—	64,514	—	64,514
Agency whole pool loan securities	—	1,004,158	—	1,004,158
AOMT CMBS (2)	—	8,857	—	8,857
Unrealized appreciation on futures contracts	6,612	—	—	6,612
Unrealized appreciation on TBAs	1,922	—	—	1,922
Total assets at fair value	$8,534	$3,211,034	$8,110	$3,227,678

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$562,564	$—	$562,564
Total liabilities at fair value	$—	$562,564	$—	$562,564

(1) Non‑Agency RMBS held as of September 30, 2022 included both retained tranches of securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2) All AOMT CMBS held as of September 30, 2022 were comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans, TBAs, and futures contracts are recognized in net income (loss) for the periods presented.

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of September 30, 2022:

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
($ in thousands)
Residential mortgage loans, at fair value	$4,303	Prepayment rate (annual CPR)	—% - 13.52%	6.10%
		Default rate	3.56% - 19.28%	13.69%
		Loss severity	(21.09)% - 14.58%	0.80%
		Expected remaining life	1.07 - 2.59 years	2.09 years

Residential mortgage loans in securitization trust, at fair value	$3,807	Prepayment rate (annual CPR)	—% - 13.52%	6.10%
		Default rate	3.56% - 19.28%	13.69%
		Loss severity	(21.09)% - 14.58%	0.80%
		Expected remaining life	1.07 - 2.59 years	2.09 years
Fair Value Disclosure - Non-Recourse Securitization Obligations, Collateralized by Residential Mortgage Loans - Fair Value for Disclosure Purposes Only

To determine the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, net, in full, the Company used the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline discount margin/yield, recovery assumptions, tranche type, collateral coupon, age and loan size and other inputs specific to each security. These quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements. This liability is categorized as Level 2 in the fair value hierarchy, as the valuation model has inputs that are observable for substantially the full term of the liability.

As of September 30, 2022, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.1 billion and $992.9 million, respectively, a difference of approximately $116.8 million (which includes AOMT 2022-1 and AOMT 2022-4, which are marked to fair value; and AOMT 2021-7, and AOMT 2021-4, which are carried at amortized cost, as further described). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $57.6 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans, TBAs, and futures contracts are recognized in net income (loss) for the periods presented.

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
11.    Related Party Transactions
Residential Mortgage Loan Purchases
The Company has residential loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The Company purchases the mortgage loans on a servicing retained basis. The residential mortgage loans are mortgage loans on residences located in various states with a concentration in California and Florida.
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of September 30, 2022 and December 31, 2021:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year End (1):
	($ in thousands)
September 30, 2022	$567,324	1,141	1,125

December 31, 2021	$909,442	1,959	754
(1) Excludes loans held in consolidated securitizations.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commercial Mortgage Loan Purchases
The Company has commercial loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The commercial mortgage loans are mortgage loans on commercial properties, primarily multifamily and retail properties, located in various states with concentrations in Georgia, California, and Tennessee. The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of September 30, 2022 and December 31, 2021:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
September 30, 2022	$—	None	4

December 31, 2021	$—	None	5
Pre-IPO Management Fee
A pre-IPO management agreement (the “Pre-IPO Management Agreement”) existed among the Company, our Manager, and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), the Company’s sole common stockholder prior to the IPO. Per the Pre-IPO Management Agreement, on a quarterly basis in advance, the Company paid our Manager an aggregate, fixed management fee equal to 1.5% per annum of the total Actively Invested Capital (as defined in the Pre-IPO Management Agreement) of the limited partners in Angel Oak Mortgage Fund. The Pre-IPO Management Agreement terminated on June 21, 2021, in connection with the IPO.
Post-IPO Management Fee
On and after June 21, 2021, the post-IPO management agreement (the “Management Agreement”) took effect among the Company, the Operating Partnership, and our Manager. Per the Management Agreement, on a quarterly basis in arrears, after the IPO, the Company paid our Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement).
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
Operating Expense Reimbursements
The Company is also required to pay our Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements, which includes an executive severance expense accrual, to an affiliate of our Manager.

On September 28, 2022, the Company’s Board of Directors appointed Mr. Sreeniwas Prabhu as the Company’s new Chief Executive Officer and President effective as of September 28, 2022. The Company does not expect to reimburse our Manager for compensation paid to Mr. Prabhu for his service with the Company. Mr. Prabhu is an equity owner of our Manager.

Simultaneously with the appointment of Mr. Prabhu as the Company’s Chief Executive Officer and President, the Company’s previous Chief Executive Officer and President, Mr. Robert Williams, ceased serving as the Company’s Chief Executive Officer and President, effective September 28, 2022. Accordingly, the Company recorded a severance charge of approximately $1.4 million in connection with this event, in accordance with the Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, which is described in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 8, 2022 (the “2022 Proxy Statement”).

For a description of the fees, compensation, and reimbursements payable to our Manager by the Company and other transactions between the Company and our Manager or its affiliates, see the section titled “Certain Relationships and Related Party Transactions” in the 2022 Proxy Statement.

Angel Oak Mortgage, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2022, the Company was not aware of any legal claims that could materially impact its financial condition. As of September 30, 2022, the Company had no unfunded commitments.

13.     Equity and Earnings per Share (“EPS”)

Basic and Diluted EPS for the three and nine months ended September 30, 2022

Basic and diluted earnings per share are equivalent for the three and nine months ended September 30, 2022, due to net losses for the periods. Shares of unvested restricted stock totaling 425,461 shares are anti-dilutive and are not included in the calculation of diluted earnings per share.

Basic and Diluted EPS for the three and nine months ended September 30, 2021

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

14.    Subsequent Events

On October 4, 2022, the Company entered into master repurchase agreements with two affiliated institutional investors (“Institutional Investors A and B” or “Lenders”) for a pool of loans with financing of approximately $168.7 million. Pursuant to the master repurchase agreements, the Company as seller (“Seller”) may sell certain securities to the Lenders representing whole loan assets and later repurchase such securities from the Lenders at a date not later than three months from the date of the master repurchase agreements. The master repurchase agreements may be extended one time for an additional period of three months. The interest rate on the borrowing under the master repurchase agreements that the Seller is required to pay the Lenders is equal to the sum of (1) a spread of 3.50%, and (2) one-month Term SOFR.

On November 8, 2022, the Company declared a dividend of $0.32 per share of common stock, to be paid on November 30, 2022 to common stockholders of record as of November 22, 2022.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•events, contemplated or otherwise, such as acts of God, including hurricanes, earthquakes, and other natural disasters, including those resulting from global climate change, pandemics, acts of war or terrorism, escalation of military conflicts (such as the Russian invasion of Ukraine), and others that may cause unanticipated and uninsured performance declines, disruptions in markets, and/or losses to us or the owners and operators of the real estate securing our investments;

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views only as of the date such statements are made. The risks summarized under Item 1A. “Risk Factors” in the Annual Report on Form 10-K could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

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
We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital. Angel Oak Capital is a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $9.8 billion in assets under management as of September 30, 2022 across its private credit strategies, public funds, and separately managed accounts, including approximately $7.5 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of September 30, 2022, had originated over $16.7 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and had approximately 800 employees across its enterprise as of September 30, 2022.
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

SEC Order Regarding an Affiliate of Our Manager

On August 10, 2022, the SEC accepted offers of settlement from Angel Oak Capital, an affiliate of our Manager, and Ashish Negandhi, a former portfolio manager at Angel Oak Capital, and entered an administrative order against both Angel Oak Capital and Mr. Negandhi. The settlement and administrative order relate to AOMT 2018-PB1, a securitization issued in 2018. AOMT 2018-PB1 was a one-off, first-of-its-kind, $90 million securitization with fix-and-flip loans as the underlying collateral. Fix-and-flip loans are loans made to borrowers for the purpose of purchasing, renovating, and selling residential properties. These loans were originated by an affiliate of Angel Oak Capital, Angel Oak Prime Bridge, which ceased originating loans in 2019. Angel Oak Capital and its affiliates have not issued another securitization solely backed by this type of collateral.

The SEC’s order concluded that Angel Oak Capital and Mr. Negandhi made inaccurate disclosure of mortgage delinquency rates when reporting on the performance of AOMT 2018-PB1 in violation of the Securities Act and the Advisers Act. The inaccuracies related to the use of funds held in escrow accounts (funds held to reimburse borrowers for renovations to the properties) to cure loan delinquencies. Angel Oak Capital and Mr. Negandhi did not admit or deny these findings. The order does not allege that Angel Oak Capital or Mr. Negandhi acted with fraudulent intent. The SEC accepted Angel Oak Capital’s and Mr. Negandhi’s offers to settle the case. Angel Oak Capital and Mr. Negandhi paid fines of $1,750,000 and $75,000, respectively, were censured, and agreed to cease and desist from future violations.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The 2022 macroeconomic environment for the three and nine months ended September 30, 2022 was significantly more challenging than that of the 2021 comparative periods, and has been defined by volatility and uncertainty in the financial markets. Heightened recessionary risks continued to challenge the U.S. economy throughout the third quarter of 2022, with economic activity simultaneously beset by both a sharp increase in interest rates along with persistent inflation, both further discussed below. The inflationary environment decreased slightly over the third quarter of 2022 from its 40-year record high mark of 9.1% year-over-year in June 2022; however, inflation remains elevated from a historical standpoint at 8.2% year-over-year as of September 30, 2022. The Federal Reserve Bank of the U.S. (the “Fed”) has indicated that it remains committed to increasing interest rates over the coming months in an effort to promote price stability and decrease inflation.

The Fed has approved historic increases to the federal funds rate over 2022, comprised of six interest rate increases to date, beginning on March 16, 2022, with a 25 basis point increase as the first increase to the rate in nearly three years, a 50 basis point increase on May 5, 2022, a 75 basis point increase on June 15, 2022, a 75 basis point increase on July 27, 2022, a 75 basis point increase on September 21, 2022, and a 75 basis point increase on November 2, 2022. The November 2022 rate increase represented the first time in modern history that the Fed has raised interest rates by 75 basis points four times in a row. An increase in the federal funds rate generally has the effect of increasing borrowing rates for all types of consumer credit, including mortgages. The Fed has indicated that it plans to continue to increase interest rates in the near term. We believe that a further increase in interest rates from the previous historically low levels is unlikely to significantly affect demand for non-QM mortgages; however, the increase in interest rates over the past nine months has generally caused interest rate spreads to widen, which has negatively affected the valuation of our whole loan portfolio. Our whole loan portfolio incurred unrealized losses in 2022, with the unrealized loss effect magnified by the size of the portfolio. Additionally, the sharp increase in interest rates over a short period of time has resulted in a challenging environment for securitizing loans originated at lower interest rates, and our securitization volume may be lower than usual until interest rates and securitization markets stabilize.

Sharply rising interest rates have resulted in a slowdown of mortgage origination and refinancing activity, as the average conforming 30-year mortgage rate with no points averaged approximately 7% by the end of September 2022, more than double that same metric as of December 2021. The availability of housing inventory in many areas of the U.S. has remained low, limiting the original purchase mortgage market. Previously in 2022, housing inventories were depressed as supply chain and labor availability issues resulting from the economic effects of the COVID-19 pandemic constrained home building in many areas of the U.S., with raw materials unavailable for extended periods of time and labor shortages causing construction delays. The constraint on housing inventory has shifted from that of supply chains and labor availability affecting home builders to that of a lack of existing homes being placed on the market, as homeowners paying mortgage debt originated at low rates are hesitant to sell and incur mortgage debt originated at significantly higher rates. The combination of sustained high mortgage rates and low housing inventory has created a troublesome situation for homebuyers, who continue to face constraints in both affordability and availability, while high interest rates alone have curtailed refinancing activity.

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

Our investment performance

Our non-QM whole loan portfolio experienced unrealized losses on the portfolio during the three and nine months ended September 30, 2022, which were driven by mark-to-market losses due to interest rate spreads widening and market volatility. The residential mortgage-backed securities (“RMBS”) portfolio and commercial mortgage-backed securities (“CMBS”) portfolio results also included mark-to-market losses on the valuation of this asset class. Realized gains on our TBA investments and interest rate futures partially offset the aforementioned unrealized losses on whole loans for the year to date period, though for the quarter to date period, we experienced a realized loss in TBA investments and a realized gain on interest rate futures. Realized losses on our RMBS and CMBS XS and interest only bonds decreased for the three and nine months ended September 30, 2022 as prepayment activities slowed.

The non-QM whole loan portfolio unrealized losses are reflected in net income, while the RMBS and CMBS portfolios’ unrealized losses are reflected in other comprehensive income. All realized losses are reflected in net income (loss).

Purchases of whole loans in the three and nine months ended September 30, 2022 and our 2022 securitizations to date

During the three and nine months ended September 30, 2022, we purchased $62.4 million and $995.2 million, respectively, in residential whole loans. On February 11, 2022, we issued AOMT 2022-1, securitizing a total of $537.6 million of unpaid principal balance of seasoned residential non-QM mortgage loans. On July 13, 2022, we issued AOMT 2022-4, securitizing a total of $184.7 million of unpaid principal balance of seasoned residential non-QM mortgage loans. The issuance of AOMT 2022-1 and AOMT 2022-4, along with our 2021 issuances of AOMT 2021-4 and AOMT 2021-7, securitized a total of approximately $1.4 billion of unpaid principal balance of seasoned residential non-QM mortgage loans. We issued these securitizations as the sole participant in the securitization. We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds, and are the sole member of the Depositor entity in these securitizations. Given the accounting rules surrounding these types of transactions, we have consolidated these securitizations, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of the applicable balance sheet dates.

Our securitizations prior to 2021 were securitization transactions entered into with other Angel Oak entities, for which we did not meet the accounting rules to be considered a “primary beneficiary” of the applicable securitization vehicle, and therefore, for these prior securitizations, the bonds retained in the securitization are held on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. We may strategically enter into similar securitizations in the future.

Whole loan financing facilities activity

Our lender base is fluid and we intend to enter into new agreements and / or exit agreements as we deem prudent, and in accordance with our core financial strategy of purchasing whole loans and retaining them until securitized. Our whole loan financing activity during the third quarter of 2022 and subsequent to September 30, 2022 was as follows:

•On August 4, 2022, the facility limit under a master repurchase agreement with a multinational bank (“Multinational Bank 1”) was increased by $260.0 million to $600.0 million.

•On August 23, 2022, we extended a $400.0 million line of credit with a multinational bank (“Multinational Bank 2”) from September 26, 2022 to September 30, 2022, which on September 27, 2022, was further extended to October 14, 2022, at which time, the line of credit expired by its terms. Loans that had been financed with this line of credit were subsequently financed with other lines of credit.

•On October 4, 2022, we entered into short-term master repurchase agreements with two affiliated institutional investors (“Institutional Investors A and B”) for a pool of loans with financing of approximately $168.7 million.

•On October 5, 2022, a $300.0 million line of credit with a global investment bank (“Global Investment Bank 1”) expired by its terms. This line of credit had not been substantially utilized in 2022.

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

We also will use Distributable Earnings to determine the incentive fee payable to our Manager pursuant to the management agreement (the “Management Agreement”) that we and Angel Oak Mortgage Operating Partnership, LP (the “Operating Partnership”) entered into with our Manager upon the completion of our initial public offering (“IPO”) on June 21, 2021. For information on the fees that are payable to our Manager under the Management Agreement, see “Note 11 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.

Distributable Earnings were approximately $20.8 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $80.9 million and $11.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Net income (loss) allocable to common stockholders	$(83,353)	$6,340	$(179,046)	$18,045
Adjustments:
Net other-than-temporary credit impairment losses	—	—	—	—
Net unrealized (gains) losses on derivatives	(10,936)	3,837	(1,570)	6,130
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	38,822	—	79,298	—
Net unrealized (gains) losses on residential loans	73,195	(6,157)	176,320	(13,112)
Net unrealized (gains) losses on commercial loans	(226)	43	759	(221)
Net unrealized (gains) losses on financial instruments at fair value	—	—	—	—
(Gains) losses on extinguishment of debt	—	—	—	—
Non-cash equity compensation expense	3,340	833	5,179	924
Incentive fee earned by the Manager	—	—	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—	—	—
Total other non-recurring (gains) losses	—	—	—	—
Distributable Earnings	$20,842	$4,896	$80,940	$11,766

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in thousands)
Annualized Distributable Earnings	$83,368	$19,584	$107,920	$15,688
Average total stockholders’ equity	$316,070	$498,895	$386,191	$361,673
Distributable Earnings Return on Average Equity	26.38%	3.93%	27.94%	4.34%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(in thousands except for share and per share data)
Total stockholders’ equity	$264,957	$367,284	$421,436	$491,390
Preferred stock	(101)	(101)	(101)	(101)
Common stockholders’ equity	$264,856	$367,183	$421,335	$491,289
Number of shares of common stock outstanding at period end	24,925,357	24,925,930	25,085,796	25,227,328
Book value per share of common stock	$10.63	$14.73	$16.80	$19.47

Economic Book Value per Share of Common Stock

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our economic book value, the portions of our non-recourse financing obligation held at amortized cost are adjusted to fair value. These adjustments are also reflected in the table below in our end of period common stockholders’ equity. Management considers economic book value to provide investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for our legally held retained bonds, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for book value per share of common stock or stockholders’ equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(in thousands except for share and per share amounts presented)
GAAP total stockholders’ equity	$264,957	$367,284	$421,436	$491,390
Preferred stock	(101)	(101)	(101)	(101)
GAAP total common stockholders’ equity for book value per share of common stock	$264,856	$367,183	$421,335	$491,289
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	57,596	32,863	20,443	1,079
Stockholders’ equity including economic book value adjustments	$322,452	$400,046	$441,778	$492,368

Number of shares of common stock outstanding at period end	24,925,357	24,925,930	25,085,796	25,227,328
Book value per share of common stock	$10.63	$14.73	$16.80	$19.47
Economic book value per share of common stock	$12.94	$16.05	$17.61	$19.52

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table sets forth a summary of our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
INTEREST INCOME, NET
Interest income	$30,148	$15,587
Interest expense	18,408	2,599
NET INTEREST INCOME	11,740	12,988

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	17,290	(7,144)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 2), and derivative contracts	(100,855)	6,821
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(83,565)	(323)

EXPENSES
Operating expenses	2,764	2,545
Operating expenses incurred with affiliate	2,141	645
Due diligence and transaction costs	213	452
Stock compensation	3,340	833
Securitization costs	1,115	—
Management fee incurred with affiliate	1,951	1,846
Total operating expenses	11,524	6,321

NET INCOME (LOSS)	(83,349)	6,344
Preferred dividends	(4)	(4)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(83,353)	$6,340
Other comprehensive income	(10,227)	1,818
TOTAL COMPREHENSIVE INCOME (LOSS)	$(93,580)	$8,158

Net Interest Income

The following table sets forth the components of net interest income for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022		September 30, 2021
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$13,162	$1,106,402	$6,601	$764,209
Residential mortgage loans in securitization trusts	12,759	1,123,361	2,592	106,604
Commercial mortgage loans	309	11,412	112	6,930
RMBS	3,418	402,899	5,684	289,975
CMBS	423	9,051	595	11,589
U.S. Treasury Bills	—	—	—	26,667
Other interest income	77	27,636	3	37,418
Total interest income	30,148		15,587
Interest expense
Notes payable	10,364	948,845	1,873	396,357
Non-recourse securitization obligation, collateralized by residential mortgage loans	7,467	1,082,841	642	96,843
Repurchase facilities	577	50,988	84	272,840
Total interest expense	18,408		2,599
Net interest income	$11,740		$12,988

Net interest income for the three months ended September 30, 2022 and 2021 was $11.7 million and $13.0 million, respectively. Net interest income increased due to the additional average portfolio balance in the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to the composition of the portfolio during September 30, 2022 having a higher average balance of residential mortgage loans and residential mortgage loans in securitization trusts, along with a higher RMBS average balance, which increased net interest income. These average asset balances were partially offset by higher average balances in notes payable and non-recourse securitization obligation, collateralized by residential mortgage loans, in the three months ended September 30, 2022 as compared to the same period in 2021, which resulted in a commensurately increased interest expense during the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended September 30, 2022 and 2021 are set forth as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Unrealized loss on securitization, net of unrealized gain on non-recourse securitization obligation	$(39,567)	$—
Realized gain (loss) on RMBS, net	10,972	353
Realized gain (loss) on CMBS	280	(250)
Realized gain (loss) on interest rate futures	17,692	39
Realized and unrealized loss on TBAs	(5,229)	(4,074)
Realized and unrealized (loss) gain on residential mortgage loans	(73,526)	3,454
Realized and unrealized (loss) gain on commercial mortgage loans	(204)	(43)
Unrealized appreciation on interest rate futures	6,017	198
Total realized and unrealized gains (losses), net	$(83,565)	$(323)

For the three months ended September 30, 2022 and 2021, total realized and unrealized gains and (losses), net resulted in a net loss of $83.6 million and $0.3 million, respectively. During the three months ended September 30, 2022, market volatility resulting in widening interest rate spreads caused the valuation of our portfolio of mortgage loans to decrease, which resulted in an unrealized loss. This net unrealized loss was partially offset by realized and unrealized gains on interest rate futures and RMBS (primarily in our whole pool loan portfolio). During the three months ended September 30, 2021, the unrealized and realized losses on TBAs was partially offset by realized and unrealized gains on residential mortgage loans.

Expenses

Operating Expenses

For the three months ended September 30, 2022 and 2021, our operating expenses increased overall at $2.8 million and $2.5 million, respectively, primarily due to legal expense, audit, and administration fees.

Operating Expenses Incurred with Affiliate

For the three months ended September 30, 2022 and 2021, our operating expenses incurred with affiliate were $2.1 million and $0.6 million, respectively. These expenses increased during the three months ended September 30, 2022 primarily due to a $1.4 million severance accrual in accordance with the Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan (the “Executive Severance Agreement”) relating to the separation of our former Chief Executive Officer and President. This accrued severance is expected to be paid in 2023. These expenses also include the allocated time of partially dedicated employees’ compensation being reimbursed by us, which time allocated to us increased during the comparative period.

Due Diligence and Transaction Costs

For the three months ended September 30, 2022 and 2021, our due diligence and transaction costs were $0.2 million and $0.5 million, respectively. The decrease in these costs was due to whole loan acquisition diligence costs, which decreased over the comparative period as we purchased fewer whole loans during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Stock Compensation

For the three months ended September 30, 2022 and 2021, our stock compensation expense was $3.3 million and $0.8 million, respectively. Our stock compensation expense increased for the three months ended September 30, 2022 primarily due to a $2.6 million one-time expense resulting from the expected accelerated vesting of stock awards for our former Chief Executive Officer and President, as per the Executive Severance Agreement. Other restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one year anniversary of the grant date.

Securitization Costs

We incurred $1.1 million of securitization expense for the three months ended September 30, 2022 due to the AOMT 2022-4 transaction. There were no securitization costs incurred in the three months ended September 30, 2021 as the non-recourse securitization debt of the AOMT 2021-4 and AOMT 2021-7 securitizations is held at amortized cost, and thus, the debt issuance costs involved in those securitizations were capitalized and amortize to interest expense over time.

Management Fee Incurred with Affiliate

For the three months ended September 30, 2022 and 2021, our management fee incurred with affiliate was $2.0 million and $1.8 million, respectively. The increase is due to the increase in our average Equity as defined in the Management Agreement for the three months ended September 30, 2022 as compared to the same period in 2021. The Management Agreement includes an addition of Distributable Earnings to “Equity” as defined in the agreement, which is the primary departure from equity as calculated in accordance with GAAP, which has caused Equity as defined per the Management Agreement to increase despite a decrease in our equity calculated in accordance with GAAP.

Nine Months Ended September 30, 2022 and 2021

Our results of operations presented herein for the nine months ended September 30, 2021 do not reflect the expenses typically associated with being a public company for the reporting period, including increased insurance, legal, and accounting fees, full periods of equity compensation expense, expenses incurred in complying with the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and increased expense of the base management fee to our Manager as a result of differences in the way fees and expense reimbursements are calculated under the Management Agreement as compared to the pre-IPO management agreement (the “pre-IPO management agreement”) as among us, our Manager and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), our sole common stockholder prior the IPO. Additionally, pursuant to the Management Agreement, we are required to reimburse our Manager for its operating expenses, including third‑party expenses, incurred on our behalf; and our Manager is entitled to reimbursement for costs of the wages, salaries, and benefits incurred by our Manager for our dedicated Chief Financial Officer and Treasurer and a proportionate amount of the costs of the wages, salaries, and benefits of our former Chief Executive Officer and President (who dedicated a substantial majority of his business time to us after the completion of the IPO and through his separation date of September 28, 2022) based on the percentage of his business time spent on our matters, and any other dedicated or partially dedicated employees based on the percentage of each such person’s working time spent on matters related to us.

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
INTEREST INCOME, NET
Interest income	$86,959	$37,763
Interest expense	41,849	5,277
NET INTEREST INCOME	45,110	32,486

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	56,423	(19,656)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 2), and derivative contracts	(255,021)	16,151
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(198,598)	(3,505)

EXPENSES
Operating expenses	9,525	3,423
Operating expenses incurred with affiliate	3,834	1,617
Due diligence and transaction costs	1,502	946
Stock compensation	5,179	924
Securitization costs	3,134	—
Management fee incurred with affiliate	5,830	4,015
Total operating expenses	29,004	10,925

INCOME (LOSS) BEFORE INCOME TAXES	(182,492)	18,056
Income tax benefit	(3,457)	—
NET INCOME (LOSS)	(179,035)	18,056
Preferred dividends	(11)	(11)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(179,046)	$18,045
Other comprehensive income (loss)	(11,979)	5,433
TOTAL COMPREHENSIVE INCOME (LOSS)	$(191,025)	$23,478

Net Interest Income

The following table sets forth the components of net interest income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022		September 30, 2021
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$39,171	$1,148,332	$13,962	$424,715
Residential mortgage loans in securitization trusts	33,599	995,000	2,592	31,981
Commercial mortgage loans	951	17,164	469	7,036
RMBS	12,692	381,085	18,941	271,458
CMBS	423	9,663	1,785	11,169
U.S. Treasury Bills	8	59,999	7	50,499
Other interest income	115	46,157	7	28,799
Total interest income	86,959		37,763
Interest expense
Notes payable	23,022	975,913	4,332	244,917
Non-recourse securitization obligation, collateralized by residential mortgage loans	17,729	954,344	642	29,053
Repurchase facilities	953	185,685	303	210,283
Total interest expense	41,704		5,277
Net interest income	$45,255		$32,486

Net interest income for the nine months ended September 30, 2022 and 2021 was $45.3 million and $32.5 million, respectively. Net interest income increased due to the additional average portfolio balance in the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the composition of the portfolio during September 30, 2022 having a higher average balance of residential mortgage loans and residential mortgage loans in securitization trusts, which increased net interest income. These average asset balances were partially offset by higher average balances in notes payable; notes payable, non-recourse securitization obligation, collateralized by residential mortgage loans; and repurchase facilities during the nine months ended September 30, 2022 as compared to the same period in 2021, which resulted in commensurately increased interest expense during the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the nine months ended September 30, 2022 and 2021 are set forth as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Unrealized loss on securitization, net of unrealized gain on non-recourse securitization obligation	$(82,642)	$—
Realized loss on RMBS, net	(16,884)	(8,455)
Realized gain (loss) on CMBS	34	(630)
Realized gain (loss) on interest rate futures	60,745	(431)
Realized and unrealized gain (loss) on TBAs	14,171	(6,693)
Realized and unrealized (loss) gain on residential mortgage loans	(180,152)	9,780
Realized and unrealized (loss) gain on commercial mortgage loans	(1,209)	315
Realized and unrealized loss on U.S. Treasury bills	—	(8)
Unrealized appreciation on interest rate futures	7,339	2,617
Total realized and unrealized gains (losses), net	$(198,598)	$(3,505)

For the nine months ended September 30, 2022 and 2021, total realized and unrealized gains (losses), net resulted in a net loss position of $198.6 million and $3.5 million, respectively. During the nine months ended September 30, 2022, market volatility resulting in widening interest rate spreads caused the valuation of our portfolio of mortgage loans to decrease significantly, which resulted in an unrealized loss. All of our unrealized losses were partially offset by realized and unrealized .gains on interest rate futures and TBAs. In the nine months ended September 30, 2021, the net realized loss was primarily due to realized loss on RMBS, which was primarily due to prepayment speeds on the junior and interest only bonds that we held, and realized and unrealized loss on TBAs, partially offset by realized and unrealized gains on residential mortgage loans.

Expenses

Operating Expenses

For the nine months ended September 30, 2022 and 2021, our operating expenses were $9.5 million and $3.4 million, respectively. The increase in operating expenses in the nine month period ended September 30, 2022 was due to an increase in costs due to being a public company, including increased insurance, audit, and legal fees. We also experienced an increase in loan administration costs, commensurate with an increase in the number of loans in our portfolio during the comparative period.

Operating Expenses Incurred with Affiliate

For the nine months ended September 30, 2022 and 2021, our operating expenses incurred with affiliate were $3.8 million and $1.6 million, respectively. These expenses increased during the nine months ended September 30, 2022 primarily due to a $1.4 million severance accrual in accordance with the Executive Severance Agreement relating to the separation of our former Chief Executive Officer and President. This accrued severance is expected to be paid in 2023. These expenses also include the allocated time of partially dedicated employees’ compensation being reimbursed by us, which time allocated to us increased during the comparative period.

Due Diligence and Transaction Costs

For the nine months ended September 30, 2022 and 2021, our due diligence and transaction costs were $1.5 million and $0.9 million, respectively. The increase in these costs was due to whole loan acquisition diligence costs, which increased over the comparative period as we purchased more whole loans during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Stock Compensation

For the nine months ended September 30, 2022, our stock compensation expense was $5.2 million. Our stock compensation expense increased for the nine months ended September 30, 2022 due to a $2.6 million one-time expense resulting from the expected accelerated vesting of stock awards for our former Chief Executive Officer and President, as per the Executive Severance Agreement. Our stock compensation expense of $0.9 million for the nine months ended September 30, 2021 was substantially incurred in connection with our IPO in June 2021. We issued additional restricted stock awards on January 1, 2022, March 10 and March 11, 2022, and May 18, 2022. Restricted stock awards other than those accelerated by the Executive Severance Agreement vest over one, three, or four years (depending on the tranche of award), commencing on the one year anniversary of the grant date.

Securitization Costs

Securitization costs of $3.1 million were incurred for the nine months ended September 30, 2022 in the securitizations of AOMT 2022-1 and AOMT 2022-4. There were no securitization costs incurred in the three months ended September 30, 2021 as the non-recourse securitization debt of the AOMT 2021-4 and AOMT 2021-7 securitizations is held at amortized cost, and thus, the debt issuance costs involved in those securitizations were capitalized and amortize to interest expense over time.

Management Fee Incurred with Affiliate

Prior to the completion of the IPO, we were required to pay our Manager, in cash, a management fee pursuant to a pre-IPO management agreement among us, our Manager and Angel Oak Mortgage Fund, our sole common stockholder prior the IPO. The management fee payable under the pre-IPO management agreement was calculated based on the Actively Invested Capital (as defined in the pre-IPO management agreement) of the limited partners in Angel Oak Mortgage Fund, which we believe is reflective of a typical management fee payable by a private investment vehicle.

The pre-IPO management agreement terminated on the completion of the IPO, and we and the Operating Partnership subsequently entered into the Management Agreement with our Manager effective as of the completion of the IPO. Pursuant to the Management Agreement, our Manager is entitled to a base management fee, which is calculated based on our Equity (as defined in the Management Agreement), and an incentive fee based on certain performance criteria, as well as a termination fee in certain cases and reimbursement of certain expenses as described in the Management Agreement. The Management Agreement includes an addition of Distributable Earnings to “Equity” as defined in the agreement, which is the primary departure from equity as calculated in accordance with GAAP, which has caused Equity as defined per the Management Agreement to increase despite a decrease in our equity calculated in accordance with GAAP.

For the nine months ended September 30, 2022 and 2021, our management fee incurred with affiliate was $5.8 million and $4.0 million, respectively. The increase is due to the increase in our average Equity as defined by the Management Agreement for the nine months ended September 30, 2022 as compared to the same period in 2021.

Our Portfolio

As of September 30, 2022, our portfolio consisted of approximately $3.2 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in the state of Florida, which was affected by Hurricane Ian in the third quarter of 2022. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans, including Florida.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of September 30, 2022:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,069,476	$906,321	$163,155	61.6%
Residential mortgage loans in securitization trust	1,062,585	1,048,953	$13,632	5.1%
Commercial mortgage loans	9,554	—	9,554	3.6%
Total whole loan portfolio	$2,141,615	$1,955,274	$186,341	70.3%

Investment securities
RMBS	$1,068,672	$67,454	$1,001,218	377.9%
CMBS	8,857	—	8,857	3.3%
Total investment securities	$1,077,529	$67,454	$1,010,075	381.2%

Total investment portfolio	$3,219,144	$2,022,728	$1,196,416	451.6%
Target assets (1)	$3,219,144	$2,022,728	$1,196,416	451.6%

Cash	$20,549	$—	$20,549	7.8%
Other assets and liabilities (2)	(952,008)	—	(952,008)	(359.3)%
Total	$2,287,685	$2,022,728	$264,957	100.1%

(1) “Target assets” as presented above comprises the total investment portfolio, as there were no U.S. Treasury Bills held as of September 30, 2022.

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $1.0 billion due to broker for our quarter-end purchase of certain whole pool RMBS.

As of December 31, 2021, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2021:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,061,912	$852,961	$208,951	42.5%
Residential mortgage loans in securitization trust	667,365	616,557	50,808	10.3%
Commercial mortgage loans	18,664	447	18,217	3.7%
Total whole loan portfolio	$1,747,941	$1,469,965	$277,976	56.5%

Investment securities
RMBS	$485,634	$360,501	$125,133	25.5%
CMBS	10,756	—	10,756	2.2%
U.S. Treasury Bills	249,999	248,750	1,249	0.3%
Total investment securities	$746,389	$609,251	$137,138	28.0%

Total investment portfolio	$2,494,330	$2,079,216	$415,114	84.5%
Target assets (1)	$2,244,331	$1,830,466	$413,865	84.2%

Cash	$40,801	$—	$40,801	8.3%
Other assets and liabilities	35,475	—	35,475	7.2%
Total	$2,570,606	$2,079,216	$491,390	100.0%

(1) “Target assets” as presented above includes the total investment portfolio excluding U.S. Treasury Bills.

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of September 30, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$60 - $3,457	$511
Interest rate	2.88% - 9.99%	4.72%
Maturity date	7/8/2036 - 12/10/2061	8/07/2052
FICO score at loan origination	521 - 823	739
LTV at loan origination	8% - 95%	70%
DTI at loan origination	1.20% - 59.06%	24%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.4%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$48 - $3,410	$506
Interest rate	2.75% - 9.25%	4.49%
Maturity date	10/1/2036 - 12/1/2061	4/20/2053
FICO score at loan origination	521 - 823	740
LTV at loan origination	12% - 95%	70%
DTI at loan origination	1.60% - 59.06%	27%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.30%

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2022:

($ in thousands)
UPB	$1,175,828
Number of loans	2,711
Weighted average loan coupon	4.74%
Average loan amount	435
Weighted average LTV at loan origination and deal date	70%
Weighted average credit score at loan origination and deal date	743
Current 3-month constant prepayment rate (“CPR”) (1)	9.1%
Percentage of loans 90+ days delinquent (based on UPB)	0.3%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2022:

(1) No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2022.

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

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of September 30, 2022:

500
400
300
200
100
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

600
500
400
300
200
100
0
# of Loans
< 3
3-3.4999
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2021:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of September 30, 2022, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of September 30, 2022:

Non Owner
Occupied, 2%
Investor Loans,
22%
Loans Made to
Bank Statement
Borrowers, 37%
Just Missed Prime,
39%

Loans Made to
Bank Statement
Borrowers, 37%
Full Documentation
and Other Loans,
41%
Investor Loans,
22%

Other[1], 23%
CA, 45%
GA, 4%
AZ, 3%
TX, 7%
FL, 18%

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of September 30, 2022.

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

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of September 30, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$242 - $4,300	$1,656
Interest rate	5.50% - 8.38%	7.03%
Loan term	0.67 - 27.44 years	7.94 years
LTV at loan origination	46.7% - 75.0%	33.4%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$244 - $4,300	$1,700
Interest rate	5.75% - 8.38%	6.25%
Loan term	1.42 - 28.18 years	8.36 years
LTV at loan origination	46.7% - 75.0%	59.8%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of September 30, 2022 and December 31, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of September 30, 2022:

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in Angel Oak Mortgage Trust I (“AOMT”) securitization transactions is set forth below as of September 30, 2022, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$123,588	$126,927	$153,658	$193,216
Number of loans	420	436	572	588
Weighted average loan coupon	7.0%	7.1%	6.4%	5.8%
Average loan amount	$294	$291	$269	$329
Weighted average LTV at loan origination and deal date	73%	72%	70%	74%
Weighted average credit score at loan origination and deal date	696	699	717	719
Current 3-month CPR	35.3%	26.9%	21.0%	18.1%
90+ day delinquency (as a % of UPB)	13.0%	10.4%	5.8%	4.5%
Fair value of first loss piece (1)	$13,350	$3,883	$2,245	$23,965
Investment thickness (2)	28.14%	12.54%	8.33%	16.06%
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

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of September 30, 2022:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$47	$—	$47	$180	$—	180	$(133)	$—	$(133)
Mezzanine	2,150	—	2,150	7,616	—	7,616	(5,466)	—	$(5,466)
Subordinate	53,173	—	53,173	50,232	—	50,232	2,941	—	$2,941
Interest only / excess	9,144	—	9,144	9,426	—	9,426	(282)	—	$(282)
Whole pool	—	1,004,158	1,004,158	—	—	—	—	1,004,158	$1,004,158
Total	$64,514	$1,004,158	$1,068,672	$67,454	$—	$67,454	$(2,940)	$1,004,158	$1,001,218

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2021:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$3,076	$—	$3,076	$4,089	$—	$4,089	$(1,013)	$—	$(1,013)
Mezzanine	2,178	—	2,178	1,631	—	1,631	547	—	$547
Subordinate	80,058	10,292	90,350	—	—	—	80,058	10,292	$90,350
Interest only / excess	15,052	2,923	17,975	—	—	—	15,052	2,923	$17,975
Whole pool	—	372,055	372,055	—	354,781	354,781	—	17,274	$17,274
Total	$100,364	$385,270	$485,634	$5,720	$354,781	$360,501	$94,644	$30,489	$125,133

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of September 30, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$975	$2,145	$58,768	$12,767	$848,204	$922,859
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	1,005,231	1,005,231
Effect of principal payments / called deals	(735)	—	(2,044)	(169)	(854,909)	(857,857)
IO and excess servicing prepayments	—	—	—	(1,232)	—	(1,232)
Changes in fair value, net	(193)	5	(3,551)	(2,222)	5,632	(329)
Ending fair value	$47	$2,150	$53,173	$9,144	$1,004,158	$1,068,672

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2021:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$18,297	$2,207	$97,614	$31,818	$—	$149,936
Acquisitions:
Secondary market purchases of AOMT securities	—	—	2,209	—	—	2,209
Third party securities	—	—	5,122	7,485	1,466,854	1,479,461
Effect of principal payments / called deals	(15,029)	—	(19,576)	(3,781)	(1,096,112)	(1,134,498)
IO and excess servicing prepayments	—	—	—	(17,355)	—	(17,355)
Changes in fair value, net	(192)	(29)	4,981	(192)	1,313	5,881
Ending fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of September 30, 2022)

(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2022.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	($ in thousands)
UPB of loans	$124,230	$140,360
Number of loans	162	189
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$767	$743
Weighted average LTV at loan origination and deal date	61.6%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	6,307	—	6,307	7,993	—	7,993
Interest only / excess	2,550	—	2,550	2,763	—	2,763
Total	$8,857	$—	$8,857	$10,756	$—	$10,756

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

Description of Existing Financing Arrangements
As of September 30, 2022, we were a party to seven warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.9 billion. Subsequent to September 30, 2022, two warehouse loan financing lines expired in accordance with their terms, and we placed certain asset financings on other warehouse financing lines. Borrowings under warehouse loan financing lines or placed with institutional investors (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes. A description of each loan financing facility in place as of September 30, 2022 is set forth as follows:
Multinational Bank 1 Loan Financing Facility. On April 13, 2022, we and two of our subsidiaries entered into a master repurchase agreement with a multinational bank (“Multinational Bank 1”). Our subsidiaries are each considered a “Seller” under this agreement. From time to time and pursuant to the initial agreement, either of our subsidiaries may sell to Multinational Bank 1, and later repurchase, up to $340.0 million aggregate borrowings on mortgage loans, which was increased to $600.0 million in the third quarter of 2022. The master repurchase agreement was initially set to terminate on October 13, 2022, and on July 21, 2022, was extended as per the terms of the original agreement through January 20, 2023, unless terminated earlier pursuant to the terms of the master repurchase agreement.
The principal amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan (generally ranging from 80% to 90%, depending on the type of loan), whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loan collateral in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread of 1.95% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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
The agreement contains margin call provisions that provide Multinational Bank 1 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Multinational Bank 1 may require us or our subsidiaries to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Multinational Bank 1’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiaries are also required to pay certain customary fees to Multinational Bank 1 and to reimburse Multinational Bank 1 for certain costs and expenses incurred in connection with Multinational Bank 1’s structuring, management, and ongoing administration of the master repurchase agreement.
Global Investment Bank 1 Loan Financing Facility. On December 6, 2018, we and one of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 1”). We were considered the “Seller” under this agreement. From time to time, we and one of our subsidiaries amended such master repurchase agreement with Global Investment Bank 1. Pursuant to the agreement, we and our subsidiary could sell to Global Investment Bank 1, and later repurchase, up to $300.0 million aggregate borrowings on mortgage loans. This agreement was set to terminate on August 5, 2022. On August 8, 2022, this agreement was extended through October 5, 2022, and interest accrued on any borrowings at a rate based on Term SOFR plus an additional spread of 1.70% - 3.50%. This agreement expired in accordance with its terms on October 5, 2022.
The principal amount paid by Global Investment Bank 1 for each eligible mortgage loan was based on a percentage of both the market value, unpaid principal balance, and acquisition price of the mortgage loan (generally ranging from 65% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 1 retained the right to determine the market value of the mortgage loan collateral for certain mortgage loans in its sole and absolute discretion. Additionally, Global Investment Bank 1 was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Prior to the amendment effective August 5, 2022, upon our or our subsidiary’s repurchase of the mortgage loan, we were, or our subsidiary was, required to repay Global Investment Bank 1 the adjusted principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) the greater of (a) one-month LIBOR or three‑month LIBOR (depending on the type of mortgage loan) and (b) the applicable LIBOR floor, and (2) a spread generally ranging from 1.70% to 3.50% depending on the type of loan. After the August 5, 2022 amendment, “LIBOR” was replaced with “Term SOFR”.
The agreement required us to maintain various financial and other covenants, such as that: (1) adjusted tangible net worth on an aggregate basis must not be less than the sum of 50% of our adjusted tangible net worth as of the date of the agreement plus 50% of any future capital raised by us; (2) adjusted tangible net worth must not decline more than 25% in any rolling three month period or 35% in any rolling twelve month period; (3) the ratio of indebtedness to adjusted tangible net worth must not exceed 7:1; and (4) liquidity, on an aggregate basis, must exceed the greater of 5% of the aggregate purchase price and $2.0 million.

The agreement contained margin call provisions that provided Global Investment Bank 1 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Global Investment Bank 1 could require us or our subsidiary to transfer cash and/or additional eligible mortgage loans with an aggregate market value sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contained events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, material adverse effects, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default were also customary for this type of transaction and included the acceleration of the principal amount outstanding under the agreement and Global Investment Bank 1’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary were also required to pay certain customary fees to Global Investment Bank 1 and to reimburse Global Investment Bank 1 for certain costs and expenses incurred in connection with Global Investment Bank 1’s structuring, management and administration of the agreement while the agreement was in place.
Regional Bank 1 Loan Financing Facility. On December 21, 2018, we and our subsidiary entered into a master repurchase agreement with a regional bank (“Regional Bank 1”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Regional Bank 1. Pursuant to the agreement, we or our subsidiary may sell to Regional Bank 1, and later repurchase, up to $50.0 million aggregate borrowings on mortgage loans. The agreement was amended on March 7, 2022 to extend the term to March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the loan financing line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional spread.
The principal amount paid by Regional Bank 1 for each mortgage loan is based on the lesser of (1) a percentage of the original principal amount of the mortgage loan (ranging from 75% to 97%) and (2) a percentage of its take‑out commitment (97%) or $4.0 million, depending on the loan type. Pursuant to the agreement, Regional Bank 1 retains the right to determine the market value of the mortgage loan collateral in its sole discretion. Upon our or our subsidiary’s repurchase of the mortgage loan, we are, or our subsidiary is, required to repay Regional Bank 1 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) a specified minimum rate (ranging from 3.50% to 4.13%) and (B) one‑month LIBOR plus a spread ranging from 2.50% to 3.13%, and (2) in the case of loans with maturities over 364 days, the seasoned spread of 1.0%. As discussed above, the LIBOR reference rate was changed to SOFR beginning March 8, 2022 and going forward.
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
The agreement contains margin call provisions that provide Regional Bank 1 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Regional Bank 1 may require us or our subsidiary to transfer cash and/or additional eligible mortgage loans with an aggregate market value sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, material adverse effects, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Regional Bank 1’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary are also required to pay certain customary fees to Regional Bank 1 and to reimburse Regional Bank 1 for certain costs and expenses incurred in connection with Regional Bank 1’s structuring, management and ongoing administration of the agreement.
Global Investment Bank 2 Loan Financing Facility. On February 13, 2020, we and our subsidiary entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”). We are considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Global Investment Bank 2. Pursuant to the agreement, we or our subsidiary may sell to Global Investment Bank 2, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement, as amended previously, was set to terminate on February 11, 2022. On February 4, 2022, the agreement was amended to terminate on February 2, 2024, unless terminated earlier pursuant to the terms of the agreement.
Prior to the amendment executed on February 4, 2022, the principal amount paid by Global Investment Bank 2 for each mortgage loan was based on a percentage of the market value, cost‑basis value or unpaid principal balance of the mortgage loan (generally ranging from 60% to 92%, depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retained the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Prior to the February 4, 2022 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we or our subsidiary were required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) 0.00% and (B) one‑month LIBOR and (2) a spread generally ranging from 2.00% to 3.25%.
Pursuant to the amendment executed on February 4, 2022, interest will now accrue on any outstanding balance under the master repurchase agreement at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month). Previously, interest accrued at a rate based on one-month LIBOR. Additionally, the agreement was also amended to remove any draw fees and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a spread generally ranging from 2.20% to 3.45%.
The agreement requires us to maintain various financial and other covenants, which include: (1) our adjusted tangible net worth must be an amount at least equal to the greater of (A) $100.0 million and (B) 20% of the maximum aggregate purchase price limit; (2) our adjusted tangible net worth on the last day of any calendar quarter shall not decline by (A) 20% or more from the adjusted tangible net worth as of the last day of the immediately prior calendar quarter or (B) 40% or more from the adjusted tangible net worth as of the last day of the calendar quarter that is twelve months prior to such calendar quarter; (3) our liquidity must at least equal the greater of (A) $5.0 million and (B) 3.0% of the outstanding purchase price for such mortgage loans transferred to Global Investment Bank 2; and (4) our indebtedness to our adjusted tangible net worth must not exceed 5.5:1.
The agreement contains margin call provisions that provide Global Investment Bank 2 with certain rights in the event of a decline in the market value or cost‑basis value of the purchased mortgage loans. Under these provisions, Global Investment Bank 2 may require us or our subsidiary to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Global Investment Bank 2’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary are also required to pay certain customary fees to Global Investment Bank 2 and to reimburse Global Investment Bank 2 for certain costs and expenses incurred in connection with Global Investment Bank 2’s structuring, management and ongoing administration of the agreement.
Global Investment Bank 3 Loan Financing Facility. On March 5, 2021, we and our subsidiary entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”). We are considered a “Seller” under this agreement. Pursuant to the agreement, we or our subsidiary may sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans. The agreement was extended on March 2, 2022 to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement.
The principal amount paid by Global Investment Bank 3 for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan (generally ranging from 75% to 85%, depending on the type of loan), whichever is less. Pursuant to the agreement, Global Investment Bank 3 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner. The loan financing line is marked‑to‑market at fair value. Additionally, Global Investment Bank 3 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Prior to the January 1, 2022 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we were, or our subsidiary was, required to repay Global Investment Bank 3 the principal amount related to such mortgage loan plus accrued interest generally at a rate based on three‑month LIBOR plus 2.25%. On January 1, 2022, the LIBOR-based index was replaced by reference to the sum of Compounded SOFR and a SOFR adjustment of 20 basis points. Compounded SOFR is determined on a one-month basis and is defined as a daily rate as determined by Global Investment Bank 3 to be the “USD-SOFR-Compound” rate as defined in the International Swaps and Derivatives Association, Inc. definitions.
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
The agreement contains margin call provisions that provide Global Investment Bank 3 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Global Investment Bank 3 may require us or our subsidiary to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.

In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Global Investment Bank 3’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary are also required to pay certain customary fees to Global Investment Bank 3 and to reimburse Global Investment Bank 3 for certain costs and expenses incurred in connection with Global Investment Bank 3’s structuring, management and ongoing administration of the agreement.
Regional Bank 2 Loan Financing Facility. On August 16, 2021, we and our subsidiaries entered into a non-mark-to-market $50.0 million committed financing facility with a regional bank (“Regional Bank 2”) through the execution of a Loan and Security Agreement (the “Loan and Security Agreement”) and a Promissory Note (the “Promissory Note” and together with the Loan and Security Agreement, the “Facility Documents”) among those subsidiaries and Regional Bank 2. Pursuant to the Facility Documents, Regional Bank 2 agreed to make one or more advances to one or more of the subsidiaries of the Company (together, the “Borrowers”) secured by mortgage loans, notes and related collateral (the “Regional Bank 2 Financing Line”). On February 11, 2022, we amended the financing facility to increase the size of the financing facility to $75.0 million from $50.0 million. The Regional Bank 2 Financing Line terminates, and amounts outstanding under the Regional Bank 2 Financing Line will mature, on August 16, 2023, subject to certain exceptions.
The amount advanced by Regional Bank 2 for each eligible loan is based on the unpaid principal balance of the loan, the loan-to-value ratio of the loan and the FICO score of the borrower and ranges from 80.00% to 92.50% depending on the type of loan and the aforementioned criteria. Prior to the February 11, 2022 amendment, the interest rate on any outstanding balance under the Facility Documents is the greater of (1) the sum of (A) one-month LIBOR and (B) 2.30%, and (2) 3.13%. After the February 11, 2022 amendment, interest will accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus a margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum.
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
In addition, the Facility Documents contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include acceleration of the principal amount outstanding under the Facility Documents and Regional Bank 2’s right to liquidate the collateral then subject to the Facility Documents.
The Borrowers are also required to pay certain customary fees to Regional Bank 2 and to reimburse Regional Bank 2 for certain costs and expenses incurred in connection with Regional Bank 2’s management and ongoing administration of the Regional Bank 2 Financing Line.
Multinational Bank 2 Loan Financing Facility. On September 20, 2021, we and one of our subsidiaries (the “Subsidiary”) entered into a $400.0 million repurchase facility with a multinational bank (“Multinational Bank 2”) through the execution of a Master Repurchase Agreement (the “Master Repurchase Agreement”) between the Subsidiary and Multinational Bank 2. Pursuant to the Master Repurchase Agreement, the Subsidiary may sell certain securities to Multinational Bank 2 representing whole loan assets and later repurchase such securities from Multinational Bank 2. This agreement was set to expire on September 20, 2022. On August 23, 2022, this agreement was extended to September 30, 2022, and on September 27, 2022, this agreement was extended to October 14, 2022, on which date it expired by its terms.

The amount that was advanced by Multinational Bank 2 was generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, which was a percentage of the unpaid principal balance or market value of the asset depending on the type of underlying asset. The interest rate on any outstanding balance under the Master Repurchase Agreement that the Subsidiary was required to pay Multinational Bank 2 was generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, where the interest rate was equal to the sum of (1) a spread ranging from 1.70% to 3.50%, determined based on the type of underlying asset, and (2) one-month LIBOR. Additionally, Multinational Bank 2 was under no obligation to purchase the securities we offered to sell to them. On January 27, 2022, this repurchase facility was amended to state that interest would subsequently accrue on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which was subject to reduction to $400.0 million upon the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement which occurred on February 7, 2022.

The obligations of the Subsidiary under the Master Repurchase Agreement were guaranteed by the Company pursuant to a Guaranty (the “Guaranty”) executed contemporaneously with the Master Repurchase Agreement. In addition, and similar to other repurchase agreements that the Company has entered into, the Company was subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity.

In addition, the Master Repurchase Agreement and Guaranty contained events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, insolvency and other events of default customary for this type of transaction. The remedies for such events of default were also customary for this type of transaction and included the acceleration of the amounts outstanding under the Master Repurchase Agreement and Multinational Bank 2’s right to liquidate the purchased securities then subject to the Master Repurchase Agreement.

The Subsidiary was also required to pay certain customary fees to Multinational Bank 2 and to reimburse Multinational Bank 2 for certain costs and expenses incurred in connection with Multinational Bank 2’s management and ongoing administration of the Master Repurchase Agreement.
The following table sets forth the details of our financing lines as of each of September 30, 2022 and December 31, 2021:

				Drawn Amount
Line of Credit	Facility Limit	Base Interest Rate (A)	Interest Rate Spread (A)	September 30, 2022	December 31, 2021
	($ in thousands)
Multinational Bank 1 (1)	$600,000	Average Daily SOFR	1.95%	$464,695	N/A
Multinational Bank 2 (2)	$400,000	1 month SOFR	1.95% - 2.00%	$147,261	$362,899

Global Investment Bank 1 (3)	$300,000	1 month or 3 month LIBOR	1.70% - 3.50%	$—	103,149
Global Investment Bank 2 (4)	$250,000	1 month SOFR	2.20% - 3.45%	$98,335	231,981
Global Investment Bank 3 (5)	$200,000	Compound SOFR	2.45%	$117,082	109,283

Regional Bank 1 (6)	$75,000	1 month SOFR	2.50% - 3.50%	$50,834	34,838
Regional Bank 2 (7)	$75,000	1 month SOFR	2.41%	$28,114	11,258
Total	$1,900,000			$906,321	$853,408
(A) See below for timing of applicable transitions from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as base interest rate and corresponding applicable definitions of “Term” and “Average” SOFR, and “SOFR base”.

(1) On April 13, 2022, the Company and two of its subsidiaries entered into a $340.0 million repurchase facility with a multinational bank (“Multinational Bank 1”) through the execution of a master repurchase agreement between the Company as guarantor, and two of its subsidiaries, as sellers, and Multinational Bank 1 as buyer. The master repurchase agreement was initially set to terminate on October 13, 2022, and on July 21, 2022, was extended as per the terms of the original agreement through January 20, 2023, unless such term is extended or terminated earlier pursuant to the terms of the master repurchase agreement. On August 4, 2022, the maximum line of credit under the facility with Multinational Bank 1 was increased by $260.0 million to a maximum facility limit of $600.0 million.

(2) This agreement was set to expire on September 20, 2022. On August 23, 2022, this agreement was extended to September 30, 2022, and on September 26, 2022, this agreement was extended to October 14, 2022, on which date it expired by its terms after being paid in full.

(3) This agreement was set to terminate on August 5, 2022. On August 8, 2022, this agreement was extended through October 5, 2022, and amended to provide for interest accruing on any borrowings at a rate based on Term SOFR plus an additional spread of 1.70% - 3.50%. On October 5, 2022, this agreement expired in accordance with its terms after being paid in full.

(4) On February 4, 2022, this facility was amended to extend the initial termination date of the master repurchase agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or its subsidiary’s repurchase of a mortgage loan, the Company or such subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a spread of 2.00% - 3.25%.

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

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of September 30, 2022 and December 31, 2021:

September 30, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS	$67,454	4.50%	15
Total	$67,454	4.50%	15

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q3 2021	489,287	173,265	489,287
Q4 2021	609,251	206,897	609,251
Q1 2022	477,422	272,282	477,422
Q2 2022	128,365	92,598	132,629
Q3 2022	67,454	50,988	67,454

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
Securitization Transactions
In July 2022, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 48% of which were mortgage loans originated by third parties and the remainder of which were originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2022-4 issued approximately $177.6 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $152.2 million and retained cash of $2.3 million, which was used for operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-4 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of September 30, 2022.

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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-1 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of September 30, 2022.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2021-7 securitization on our condensed consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the securitization on our condensed consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
Leverage and Hedging Strategies

We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions.
Subject to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may advantageously enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options.
Cash Availability
Cash and cash equivalents

As of September 30, 2022, we held an historically lower-than-usual balance of unrestricted cash and cash equivalents. Although the net borrowings on our financing facilities were a net increase during the nine months ended September 30, 2022, our available cash balance decreased as of September 30, 2022 primarily due to margin calls on our financing facilities.

Our cash balance as of September 30, 2022 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. Due to market volatility, some of our cash was restricted, as further described below, by margin maintenance requirements by a whole loan financing counterparty, which restrictions were released subsequent to September 30, 2022 with the expiration of the facility by its terms. We sold certain commercial loans in the third quarter, as we deemed the market for our commercial loans to be advantageous. Our largest commercial loan is expected to be paid in full during the fourth quarter of 2022, which, if repaid as expected, would generate additional cash. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $9.0 million as of September 30, 2022 was comprised of: $7.6 million in margin collateral required by a lender (as referred to above), all of which cash margin required was fully released subsequent to September 30, 2022; $0.3 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.1 million. Restricted cash had historically previously been solely comprised of interest rate futures margin collateral and margin collateral for securities sold under agreements to repurchase.

Cash Flows

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Cash flows used in operating activities	$(644,278)	$(883,722)
Cash flow provided by (used in) investing activities	$655,093	$(408,479)
Cash flows provided by (used in) financing activities	$(33,620)	$1,298,498
Net increase (decrease) in cash and restricted cash	$(22,805)	$6,297

The decrease in cash flows used in operating activities of $(644.3) million for the nine months ended September 30, 2022 as compared to $(883.7) million for the nine months ended September 30, 2021 was primarily due to the adjustments to reconcile net income to cash for unrealized losses, partially offset by purchase of additional residential mortgage loans during the nine months ended September 30, 2022.

Investing cash flows of $655.1 million for the nine months ended September 30, 2022 as compared to $(408.5) million for the nine months ended September 30, 2021 were primarily due to sales of RMBS and less purchase activity involving RMBS and CMBS during the nine months ended September 30, 2022, as well as the timing of purchase and maturity activity of U.S. Treasury securities.

Financing cash flows used of $(33.6) million for the nine months ended September 30, 2022 as compared to $1.3 billion provided for the nine months ended September 30, 2021 were primarily due to net repayments on repurchase facilities in the nine months ended September 30, 2022 as compared to net borrowings on repurchase facilities during the 2021 comparative period. The net repayments on repurchase facilities for the nine months ended September 30, 2022 were partially offset by proceeds from the AOMT 2022-1 and AOMT 2022-4 securitizations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information about common stock purchases by or on behalf of the Company pursuant to the 10b5-1 Plan (as defined below) during the three months ended September 30, 2022:

Month	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022 (2)	63,498	$13.63	63,498	$—
August 1, 2022 to August 31, 2022	—	$—	—	$—
September 1, 2022 to September 30, 2022	—	$—	—	$—
Totals / Averages	63,498	$13.63	63,498	$—
(1) In June 2021, the Company entered into a 10b5-1 stock repurchase plan (the “Stock Repurchase Plan”) with Wells Fargo Securities LLC, pursuant to which Wells Fargo Securities, LLC, as our agent, committed to buy in the open market up to $25.0 million in shares of our common stock in the aggregate during the period beginning on the date that is four full calendar weeks from the closing of the IPO and ending 12 months thereafter (i.e., July 18, 2022), unless terminated sooner as specified in the Stock Repurchase Plan, including if all the capital committed to the Stock Repurchase Plan has been exhausted prior thereto, and otherwise on the terms set forth in the Stock Repurchase Plan. All shares purchased were purchased as part of the publicly-announced Stock Repurchase Plan described above.

(2) The Stock Repurchase Plan expired in accordance with its terms on July 18, 2022, and 706,011 total shares had been purchased under the Stock Repurchase Plan during its existence, at an average price paid per share of $16.34. The Stock Repurchase Plan has not been renewed.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

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
Amended and Restated Pricing Side Letter among Angel Oak Mortgage, Inc., Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage Fund TRS, and Royal Bank of Canada, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8. 2022)

10.2	*
Amendment No. 7 to Pricing Side Letter among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS, and Nomura Corporate Funding Americas, LLC, dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2022)

10.3
Amendment No. 8 to Master Repurchase Agreement among Angel Oak Mortgage, Inc., Angel Oak Mortgage Fund TRS, and Nomura Corporate Funding Americas, LLC, dated August 8, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2022)

10.4	*
Omnibus Amendment and Supplemental Agreement among Angel Oak Mortgage, Inc., Peachtree Mortgage SPV, LLC, and Barclays Bank PLC, dated August 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2022)

10.5
Amendment to Master Repurchase Agreement between Peachtree Mortgage SPV, LLC and Barclays Bank PLC dated September 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2022)

10.6
Form of Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders dated October 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.7
Form of Confirmation to Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders dated October 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.8		Form of Guaranty of Angel Oak Mortgage, Inc. dated October 4, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022)
10.9	† ‡
Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

31.1	**	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

*    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**    Filed herewith.
†    This document has been identified as a management contract or compensatory plan or arrangement.
‡    Exhibit is included to correct an inaccurate hyperlink included in the Exhibit Index to the Company’s Annual Report on Form 10-K.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE, INC.

Date: November 14, 2022	By:	/s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)