Form 10-K
period 2022-12-31
Angel Oak Mortgage REIT, Inc.
filed 2023-03-20
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 001-40495

Angel Oak Mortgage REIT, Inc.
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
Large accelerated filer     ☐    Accelerated filer ☐    Non-accelerated filer    ☒    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $156.5 million based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding on March 20, 2023 was 24,925,357.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

ANGEL OAK MORTGAGE REIT, INC.
Form 10-K

Unless otherwise indicated, the terms “Angel Oak Mortgage REIT, Inc.,” “we,” “us,”“our,” “our company,” and “the Company” refer to Angel Oak Mortgage REIT, Inc. and its subsidiaries including Angel Oak Mortgage Operating Partnership, LP (our “operating partnership”), through which we hold substantially all of our assets and conduct our operations. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of affiliates Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Mortgage Lending”).

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

•the level and volatility of prevailing interest rates and credit spreads, including as a result of accelerating inflationary trends;

•changes in our business strategies, target assets, industry, the markets in which we invest, the debt or equity markets, the general economy (or in specific regions) or the residential real estate finance and real estate markets specifically;

•the ability of our Manager to locate suitable investments for us, manage our portfolio, and implement our strategy;

•our ability to profitably execute securitization transactions;

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

•events, contemplated or otherwise, such as acts of God, including hurricanes earthquakes, and other natural disasters, such as those resulting from global climate change, pandemics, including COVID-19, acts of war or terrorism, the initiation or escalation of military conflicts (such as the war between Russia and Ukraine), and others that may cause unanticipated and uninsured performance declines, disruptions in markets, and/or losses to us or the owners and operators of the real estate securing our investments;

•impact of and changes in governmental regulations, tax laws and rates, accounting principles and policies and similar matters;

•future changes with respect to the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac” and together with Fannie Mae, the “GSEs”) in the mortgage market and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities;

•effects of hedging instruments on our target assets and our returns, and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•our ability to make distributions to our stockholders in the future at the level contemplated by our stockholders or the market generally, or at all;

•the impact of the ongoing COVID-19 pandemic;

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

“EU/UK Securitization Rules” means the legislation in effect in the European Union or, as applicable, in the United Kingdom that, in each case, requires institutional investors, prior to investing in a securitization, to verify compliance with certain conditions, including that the originator, the original lender or the sponsor retains, on an ongoing basis, a material net economic interest in the relevant securitization of not less than 5% in the form of the retention of certain specified credit risk tranches or asset exposures.

“Ginnie Mae” means the Government National Mortgage Association, a wholly-owned corporate instrumentality of the United States within the U.S. Department of Housing and Urban Development.

“GSE” means a government-sponsored enterprise. When we refer to a GSE, we mean Fannie Mae or Freddie Mac.

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

“REIT” means “real estate investment trust,” which is a corporation or business trust which must, on a continuing basis, comply with a number of complex requirements under the Internal Revenue Code of the United States relating to, among other things, the sources of the REIT’s gross income, the composition and values of the REIT’s assets, its distribution or dividend levels, and concentrations of ownership of its stock.

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

“U.S. Treasury Securities” mean a short-term U.S. government debt obligation backed by the Treasury Department with a maturity of one year or less.

“UPB” means unpaid principal balance of a mortgage loan.

“VIE” means variable interest entity.

“Whole loans” mean direct investments in whole residential mortgage loans, as opposed to investments in other structured products that are backed by such loans.

PART I

Item 1. Business

The Company

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which operates through a wholesale channel and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

Our Manager

We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital. Angel Oak is a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending, and capital markets. Angel Oak Capital was established in 2009 and is a market leader in non-QM loan production via its Angel Oak Mortgage Lending affiliates. Angel Oak Mortgage Trust (“AOMT”), Angel Oak’s securitization platform, is a leading programmatic issuer of non-QM securities, and is among the largest issuers of such securities. Angel Oak is headquartered in Atlanta and has approximately 400 employees across its enterprise.

Our Investment Strategy

Our investment strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak Mortgage Lending, which operates through a wholesale channel and has a national origination footprint. We also may invest in other target assets as described below. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. We finance these loans through various financing lines on a short-term basis and ultimately seek to secure long-term securitization funding for substantially all of our target assets. We expect to derive our returns primarily from the difference between the interest we earn on loans we acquire and our cost of capital, as well as the returns from bonds that are retained after securitizing the underlying loan collateral, which we believe will lead to an attractive risk-adjusted return profile across interest rate and credit cycles.

Subject to maintaining our qualification as a REIT under the Code, and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we also expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk, and other risks.

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

Our Portfolio and Securitizations

Since the commencement of our operations in September 2018 through December 31, 2022, we have focused on the acquisition of our target assets, including residential mortgage loans, a substantial portion of which were sourced by Angel Oak Mortgage Lending. As of

December 31, 2022, we have participated in nine rated securitization transactions and we had total assets of approximately $2.9 billion, which was substantially comprised of our portfolio of non-QM loans and other target assets. We believe that our portfolio validates our strategy of making credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and substantially sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending.

As of December 31, 2022, our portfolio of target assets consisted predominantly of residential mortgage loans owned directly, residential mortgage loans held in securitization trusts, and RMBS. For additional information regarding our portfolio as of December 31, 2022, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Portfolio”.

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

Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. The amount of leverage employed on our assets will depend on our Manager’s assessment of the credit, liquidity, price volatility and other risks and availability of particular types of financing at any given time. Moreover, our charter, third amended and restated bylaws (our “bylaws”) and investment guidelines require no minimum or maximum leverage and our Manager will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage and the leverage used for individual asset classes will vary over time.

Competition and Regulatory Considerations

We are engaged in a competitive business. In our investing activities, we compete for opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds that Angel Oak or its affiliates may sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies, and other financial institutions. Several other REITs have raised, or may raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target asset classes may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.

In addition, changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them.

Human Capital Resources

We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Executive Officer, Chief Financial Officer, accounting staff, in-house legal counsel, and other personnel providing services to us were employees of our Manager or one or more of our Manager’s affiliates as of December 31, 2022.

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

•We are dependent on our Manager and certain key personnel of Angel Oak who are or may be provided to us through our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement or such key personnel are no longer available to us.

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

•The COVID‑19 pandemic disrupted, and new variants and additional outbreaks may cause additional disruptions in, U.S. and global economic activity and financial markets, including increased market volatility, which could materially and adversely affect us.

•Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our target assets, which could materially and adversely affect us.

•We are highly dependent on information systems, and system failures could significantly disrupt our business, which may, in turn, have a material adverse effect on us.

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

•Complying with REIT requirements and avoiding a prohibited transaction tax may force us to hold a significant portion of our assets and conduct a significant portion of our activities through a TRS, and a significant portion of our income may be earned through a TRS.

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

Risks Related to Our Relationship with Our Manager and its Affiliates

We are dependent on our Manager and certain key personnel of Angel Oak who are or may be provided to us through our Manager, and may not find a suitable replacement if our Manager terminates the Management Agreement or such key personnel are no longer available to us.

We are externally managed by our Manager, and all of our officers are employees of Angel Oak, including our Manager. We have no separate facilities, and are substantially reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of Angel Oak as well as information and loan flow generated by Angel Oak Mortgage Lending. The employees of Angel Oak assist in identifying, evaluating, negotiating, structuring, closing, and monitoring our portfolio. The departure of any of the members of the senior management team of our Manager, or of a significant number of investment professionals or principals of Angel Oak, could have a material adverse effect on us. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to Angel Oak’s, including our Manager’s, senior management. We are subject to the risk that our Manager will terminate the Aanagement

Agreement or that we may deem it necessary to terminate the Management Agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

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

Our Manager was formed in February 2018. Although Angel Oak has been active in the mortgage credit market since 2008, our Manager’s senior management team has limited experience operating a REIT and operating a business in compliance with the numerous technical restrictions and limitations set forth in the Code and the Investment Company Act. Moreover, our Manager’s senior management team has limited experience operating a public company with listed equity securities, which is required to comply with numerous laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, and requirements of the NYSE. This limited experience may hinder our Manager’s ability to successfully operate our business. In addition, maintaining our REIT qualification and complying with the applicable Investment Company Act exclusions limit the types of investments we are able to make. We cannot assure you that our Manager’s senior management team will be successful on our behalf or at all.

Our business may be adversely affected if our reputation, the reputation of our Manager or Angel Oak, or the reputation of counterparties with whom we associate is harmed.

We may be harmed by reputational issues and adverse publicity relating to us, our Manager, or Angel Oak. Reputational risk issues could include, but are not limited to, real or perceived legal or regulatory violations, or could be the result of a failure in performance, risk-management, governance, technology, or operations, or claims related to employee misconduct, allegations of employee wrongful termination, conflict of interests, ethical issues, or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputations may become under question could harm our business. Such reputational issues may depress the market price of our common stock, have a negative effect on our ability to conduct business with our counterparties, hinder our abilities to attract and / or retain personnel, including key personnel, or otherwise materially adversely affect us.

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

We are subject to conflicts of interest arising out of our relationship with Angel Oak, including our Manager. Currently, all of our officers, including our dedicated Chief Financial Officer and Treasurer and our partially dedicated Chief Executive Officer and President, and one of our directors also serve as employees of Angel Oak including our Manager. As a result, our Manager, our officers and this director may have conflicts between their duties to us and their duties to, and interests in, Angel Oak, including our Manager. For example, Mr. Fierman, the Chairman of our Board of Directors, also serves as a Managing Partner and Co-Chief Executive Officer of Angel Oak Companies, and Sreeniwas Prabhu, our Chief Executive Officer and President, also serves as Managing Partner, Co-Chief Executive Officer, and Group Chief Investment Officer at Angel Oak Capital.

Some examples of conflicts of interest that may arise by virtue of our relationship with Angel Oak, including our Manager, include:

•Loans Originated by Angel Oak Mortgage Lending. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending. Since our commencement of operations in September 2018 through December 31, 2022, a substantial portion of the target assets in our portfolio had been acquired from Angel Oak Mortgage Lending, and we expect that, in the future, a substantial portion of our portfolio will continue to consist of target assets acquired from Angel Oak Mortgage Lending. As our Manager directs our investment activities, there are conflicts of interest related to the fact that Angel Oak Mortgage Lending consists of affiliates of our Manager, including the following:

◦Our Manager has an incentive to favor the acquisition of non-QM loans or other target assets from Angel Oak Mortgage Lending over third-party sellers because purchasing non-QM loans or other target assets from Angel Oak Mortgage Lending generates fees for Angel Oak Mortgage Lending (including fees payable by us and origination fees payable by the borrowers of the loans originated by Angel Oak Mortgage Lending), which benefit Angel Oak. In addition, our acquisition of non-QM loans or other target assets from Angel Oak Mortgage Lending allows Angel Oak Mortgage Lending to sell such non-QM loans or other target assets and obtain liquidity to make more loans, even where Angel Oak Mortgage Lending would be unable to sell the non-QM loans or other target assets on favorable terms to unaffiliated third parties in the market due to unfavorable market conditions or other reasons. Our Manager could acquire non-QM loans or other target assets on our behalf from Angel Oak Mortgage Lending even if such non-QM loans or other target assets were unsuitable for us, or we could identify better quality non-QM loans or other target assets, or obtain better pricing, from unaffiliated third parties. Although we utilize third-party pricing vendors to evaluate the fairness of the price for non-QM loans or other target assets we acquire from Angel Oak Mortgage Lending, there can be no assurance that we will purchase such non-QM loans or other target assets from Angel Oak Mortgage Lending at a fair price.

◦In addition, although our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak Mortgage Lending, this strategy may need to adapt to changing market conditions or other factors. If investment in non-QM loans falls out of favor or otherwise becomes unattractive because of perceived risks, unfavorable pricing or otherwise, our Manager will have a conflict of interest in determining whether our strategy should continue to focus on the acquisition of non-QM loans, particularly if the origination of such loans continues to be a focus of Angel Oak Mortgage Lending. The continued pursuit of our strategy under these circumstances may result in losses. The significant majority of the loans that Angel Oak Mortgage Lending currently originates are non-QM loans. Similarly, failure to adjust our strategy may cause us to forego other attractive investment opportunities outside investments in non-QM loans. Our Manager has a conflict in determining whether to adjust our strategy and to pursue investments in other types of target assets that may be more attractive even if Angel Oak Mortgage Lending continues to originate non-QM loans.

◦We have purchased RMBS and CMBS, and expect to continue to purchase RMBS that are collateralized by loans originated by Angel Oak Mortgage Lending, and our portfolio may consist of a significant amount of such securities. Certain affiliates of our Manager may receive certain benefits for their activities related to the creation of the securitization and the issuance and sale of such securities. We will also bear all or a portion of the expense incurred in connection with the securitization vehicle to which we sell the loans we have acquired. Such expenses include, but are not limited to, the costs and expenses related to structuring the securitization vehicle and the transactions related to the sale of the loans by us to the securitization vehicle.

•Other Angel Oak Managed Entities. Angel Oak currently advises, and in the future expects to continue to advise, other entities that may have investment objectives and strategies similar, in whole or in part, to ours and may use the same or similar strategies to those we employ. For example, Angel Oak has previously formed private REITs as well as other funds that invest in residential mortgage loans, and may raise additional investment vehicles in the future, including entities formed to make investments that we could be precluded or materially limited from making because of laws or regulations applicable to us. Angel Oak is not restricted in any way from sponsoring or accepting capital from new entities, even for investing in asset classes or strategies that are similar to, or overlapping with, our asset classes or strategies. The existence of such multiple managed entities may create conflicts of interest, including, without limitation, with respect to the allocation of investment opportunities between us and other managed entities. See “— Allocation of Investment Opportunities” below. In addition, we may make an investment that may be pari passu, senior, or junior in ranking to an investment made by another managed entity, and actions taken by such managed entity with respect to such investment may not be in our best interests, and vice versa. Furthermore, such activities may involve substantial time and resources of Angel Oak.

•Allocation of Investment Opportunities. Although Angel Oak may manage investments on behalf of a number of managed entities, including us, investment decisions and allocations will not necessarily be made in parallel among us and these other managed entities. Investments made by us may not, and are not intended in all cases to, replicate the investments, or the investment methods and strategies, of other entities managed by Angel Oak. Nevertheless, Angel Oak from time to time may elect to apportion major or minor portions of the investments to be made by us among other entities that they manage, and vice versa. When allocating investment opportunities among us and one or more other managed entities, Angel Oak Capital allocates such opportunities pursuant to its written investment allocation policy. Angel Oak Capital’s written investment allocation policy allocates investment opportunities based on each managed entity’s guidelines, the strategy and available cash of Angel Oak managed entities, market supply and other factors. Target allocations for each managed entity are established by Angel Oak Capital’s portfolio management team prior to the execution of any aggregated trade. In the event an aggregated trade is partially filled, Angel Oak’s managed entities will generally receive a pro rata share of the executed trade based upon the target allocation set by Angel Oak Capital’s portfolio management team.

For loans acquired from Angel Oak Mortgage Lending, Angel Oak Capital receives a loan tape from Angel Oak Mortgage Lending on a weekly basis. The loan tape is reviewed to ensure compliance with our and other Angel Oak managed entities’ investment guidelines. If any exceptions are found, the loan is further reviewed to ensure there are accompanying compensating factors. Following review of the loan tape, a custodial review is performed to ensure necessary documentation exists or is provided. Concurrently with the custodial review, loans are priced based on the current rate sheet and an allocation among Angel Oak managed entities is determined. Angel Oak’s portfolio management team establishes a monthly target allocation first by loan type and then by loan size. Loans from Angel Oak Mortgage Lending that fit the investment guidelines of Angel Oak’s managed entities, including us, are allocated to such managed entities. Each round of loan purchases is allocated to each participating managed entity based on the target allocation (or as closely as possible given available loan sizes) in order to avoid one managed entity from being fully allocated ahead of any other managed entity. Loans are allocated on an alternating basis to each eligible managed entity. Angel Oak Capital’s compliance team approves each loan allocation and our affiliated transactions committee, which is comprised of three of our independent directors, must approve, among other matters, our acquisition of any non-QM loans and any other target assets we acquire from Angel Oak Mortgage Lending or other affiliate of our Manager.

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

•Securitizations. There can be no assurance that the valuation of any of the assets that we have contributed or may contribute to any securitization vehicles were not or will not be understated or, that the assets contributed by other Angel Oak-managed entities have not been or will not be overstated, resulting in less cash proceeds or securities issued by the securitization vehicle to us or more cash proceeds or securities issued by the securitization vehicle to such managed entities than would otherwise be the case. AOMT’s securitizations are typically structured with a two- or three-year non-call period for the securities issued in the securitization. After such period has ended, the XS tranche holders, as the controlling tranche, have the option to call the securitization at any point. These holders would consider exercising this option if the financing marketplace is more attractive, or if the underlying asset values have increased. If the call option is exercised, we may be unable to reinvest the proceeds we receive from any such call option for some period of time and such proceeds may be reinvested by us in assets yielding less than the yields on the securities that were called.

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

We rely on Angel Oak Mortgage Lending to source non-QM loans and other target assets for acquisition by us and it is under no contractual obligation to sell to us any loans that it originates.

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

We do not own the brand, trademark, or logo that we will use in our business and may be unable to protect this intellectual property against infringement from third parties. In connection with our IPO, we entered into a trademark license agreement (the “trademark license agreement”) with an affiliate of our Manager (the “licensor”) pursuant to which has granted us a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Angel Oak Mortgage, Inc.” Under this agreement, we have a right to use this name for so long as our Manager (or another Angel Oak affiliate that serves as our manager) remains an affiliate of the licensor under the trademark license agreement. The trademark license agreement is subject to automatic termination if our Manager or another affiliate of Angel Oak is no longer acting as our manager under the Management Agreement. The trademark license agreement may be terminated by the licensor without cause and in its sole judgment after thirty days’ written notice to us or immediately if the licensor believes that we are using the licensed marks improperly. The licensor will retain the right to continue using the “Angel Oak” name. The trademark license agreement does not permit us to preclude the licensor from licensing or transferring the ownership of the “Angel Oak” name to third parties, some of whom may compete against us. Consequently, we may be unable to prevent any damage to goodwill that may occur as a result of the activities of the licensor, Angel Oak or others. Furthermore, in the event that the trademark license agreement is terminated, we will be required to, among other things, change our name and NYSE ticker symbol. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise have a material adverse effect on us.

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

Our Manager is authorized to follow very broad investment guidelines and our Manager may change its investment process without stockholder consent at any time. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within our broad investment guidelines to determine the types of assets it may decide are proper for purchase by us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect us.

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

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including increasing inflation, the long-term impact of the COVID-19 pandemic, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the United States has experienced, in the past, a variety of difficulties and challenging economic conditions, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles (including publicly traded mortgage REITs) incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors may continue to impact investor perception of the risks associated with the residential real estate market, residential mortgage loans and various other target assets in which we may invest. As a result, values for residential mortgage loans, including non-QM loans, and various other target assets in which we invest have experienced, and may in the future experience, significant volatility. Any deterioration of the residential mortgage market and investor perception of the risks associated with residential mortgage loans, including non-QM loans, and various other of our target assets could have a material adverse effect on us.

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

As of December 31, 2022, Angel Oak Mortgage Lending was licensed to originate loans in 45 states and in the District of Columbia, and is currently subject to significant regulation by both U.S. federal and state regulators, including the CFPB and various state offices of financial regulation. Over the years, regulators have vigilantly enforced the regulation of loan originators and have penalized or, in some cases, even suspended non-compliant originators’ ability to originate loans in their jurisdictions for their failure to comply with regulatory requirements.

Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to non-QM loan borrowers and primarily sourced from Angel Oak Mortgage Lending and a substantial portion of our portfolio may consist of non-QM loans and other assets acquired from Angel Oak Mortgage Lending. If Angel Oak Mortgage Lending is unable to originate loans in one or more jurisdictions as a result of regulatory issues or otherwise, it may result in fewer investment opportunities for us or in opportunities that are less geographically diversified. Further, any such regulatory issues for Angel Oak Mortgage Lending could result in damage to the reputation of Angel Oak in the market and impact Angel Oak Mortgage Lending’s ability to continue to source a significant volume of non-QM loan originations. If Angel Oak Mortgage Lending is unable to originate the volume of loans anticipated, we may also be unable to identify other sources of non-QM loans for acquisition to satisfy our strategy and we may need to alter such strategy to seek other investments.

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

Our investment guidelines do not require us to observe specific diversification criteria. Currently, we are focused on acquiring and investing in first lien non-QM loans in the U.S. mortgage market. As of December 31, 2022, substantially all of the loans underlying our portfolio of RMBS and residential loans held in securitization trusts consisted of non-QM loans. In addition, as of December 31, 2022, more than 10% of the unpaid principal balance of the loans underlying our portfolio of RMBS from the AOMT securitizations in which we participated and/or were the primary beneficiary were secured by properties located in each of California, Florida, Texas, and Georgia. As a result, our portfolio is concentrated, and may continue to be concentrated, by asset type and geographic region, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration. Accordingly, downturns relating generally to non-QM loans may result in defaults on a number of our non-QM loans within a short time period, and adverse conditions in the areas where the properties securing or otherwise underlying our investments are concentrated (including unemployment rates, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments, any of which may materially and adversely affect us.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Inflation in the U.S. has recently accelerated and is currently expected to continue at an elevated level in the near-term. In 2022, the U.S. Federal Reserve Bank began raising the federal funds rate in an effort to curb inflation, and rates may continue to rise, and such increases, coupled with other macroeconomic factors, may trigger a recession in the U.S., globally, or both. Interest rate fluctuations present a variety of risks, including the risk that our borrowing costs will approach, or even exceed, the yields on our assets, and the risk of adverse fluctuations in prepayment rates.

Fixed income assets typically decline in value if interest rates increase. If long-term interest rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages. Further, an increase in short-term interest rates would increase the rate of interest payable on any short-term borrowings used to finance these assets. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, but there can be no assurances that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and could materially and adversely affect us.

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

An increase in interest rates could also cause financial strain on borrowers with adjustable rate mortgages, who might then be more likely to default. In addition, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

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

For example, real estate-related investments in our target asset portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark and is a measure of the perceived risk of the investment. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of like maturity. Floating rate securities are typically valued based on a market credit spread over a floating rate index such as SOFR and are affected similarly by changes in index spreads. Excessive supply of these securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income, comprehensive income, or cash flow directly through their impact on unrealized gains or losses or other comprehensive income (loss), and therefore our ability to realize gains on such assets, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause net unrealized gains to decrease or net unrealized losses to increase, and result in overall net losses and / or comprehensive net losses.

For purposes of generally accepted accounting principles in the United States of America (“GAAP”), , we mark to market most of the assets and some of the liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

SOFR has generally replaced U.S. dollar LIBOR as a reference rate of interest, which subjects us to various risks.

LIBOR (the London Inter-Bank Offered Rate) was formerly the principal floating rate benchmark in the financial markets. Publication of LIBOR for certain currencies and tenors (including 1-week and 2-month U.S. dollar LIBOR) permanently ceased with effect from December 31, 2021. The remaining tenors of U.S. dollar LIBOR will continue to be published on the basis of panel-bank rate submissions only until June 30, 2023. Thereafter, publication of overnight and 12-month U.S. dollar LIBOR will permanently cease; while it is proposed that 1-month, 3-month and 6-month U.S. dollar LIBOR will continue to be published (on a “synthetic” basis only) until September 30, 2024, at which time their publication also will permanently cease.

In the United States, there have been efforts to identify alternative reference interest rates for U.S. dollar LIBOR. The cash markets have generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”), which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York. The ARRC has recommended that U.S. dollar LIBOR be replaced by rates based on SOFR plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR. During 2021, and by January 1, 2022, our warehouse lenders transitioned to base their interest rates from U.S. dollar LIBOR to varying terms of SOFR plus a spread.

SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. SOFR-based rates will differ from U.S. dollar LIBOR, and the differences may be material. SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury Securities. Because SOFR is a financing rate based on overnight secured funding transactions, it differs fundamentally from LIBOR. LIBOR (except where published only on a “synthetic” basis) is intended to be an unsecured rate that represents interbank funding costs for different short-term tenors; and is a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR (except where published only on a “synthetic basis”) is intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is a secured overnight rate reflecting the credit of U.S. Treasury Securities as collateral. Thus, it is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. SOFR has been more volatile than other benchmark or market rates, such as three-month U.S. dollar LIBOR, during certain periods.

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

Our investment in lower rated non-Agency RMBS resulting from the securitization of our assets or otherwise exposes us to the first loss on the mortgage assets held by the securitization vehicle. Additionally, the principal and interest payments on non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.

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

Additionally, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including, but not limited to, a general economic downturn, unemployment, acts of God, terrorism, social unrest, and civil disturbances, may impair the borrower’s ability to repay its mortgage loan. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In the event of defaults under residential mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan.

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

We have invested in, and may continue to invest in, jumbo prime mortgage loans, which will expose us to additional credit risk.

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

We have invested in small balance commercial mortgage loans, and we may continue to invest in these and other commercial mortgage loans, including senior mortgage loans, which are secured (directly or indirectly) by commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which is outside our control. If the operating income of the property decreases due to a variety of factors affecting the property’s commercial operations, the borrower’s ability to repay the loan may be impaired. Special risks associated with commercial real mortgage investments include changes in the general economic climate or local conditions (such as an oversupply of space or a reduction in demand for space), competition based on rental rates, attractiveness and location of the properties, changes in the financial condition of tenants, and changes in operating costs. Real estate values are also affected by such factors as governmental regulations (including those governing usage, improvements, zoning, and taxes), interest rate levels, the availability of financing, and potential liability under changing environmental and other laws. Of particular concern may be those mortgaged properties which are, or have been, the site of manufacturing, industrial, or disposal activities. Such environmental risks may give rise to a diminution in the value of property (including real property securing our investment) or liability for cleanup costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related investment. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions. In the event of any default under a commercial mortgage loan held by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could materially and adversely affect us.

We have acquired and may continue to acquire second lien mortgage loans, which pose additional risks for us.

We have acquired and may continue to acquire second lien mortgage loans. A second lien mortgage loan is a residential mortgage loan that is subordinate to the primary or first lien mortgage loan on a residential property. In the event of a default or a bankruptcy of the borrower, the second lien mortgage loan will not be paid off until the first lien mortgage loan is paid off, resulting in a higher likelihood that we will be subject to losses on such second lien mortgage loan. As a result, we may not recover all or even a significant part of our investment, which could result in losses and have a material adverse effect on us.

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

We may invest in residential bridge (“fix and flip”) loans, which would expose us to the risk that the borrower of such loan may not be able to sell the property on attractive terms or at all once the property has been re-developed, which may materially and adversely affect us.

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

Our portfolio includes CMBS, which are mortgage-backed securities secured by interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. CMBS are issued in public and private transactions by a variety of public and private issuers using a variety of structures, including senior and subordinated classes. CMBS generally lack standardized terms and tend to have shorter maturities than RMBS. Additionally, certain CMBS lack regular amortization of principal, resulting in a single “balloon” principal payment due at maturity. If the underlying mortgage borrower experiences business problems, or other factors limit refinancing alternatives, such balloon principal payment mortgages are likely to experience payment delays or even default. All of these factors increase the risk involved with investments in CMBS.

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

Additionally, we have engaged, and intend to continue to engage, in securitizations to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets that will be subject to the U.S. Risk Retention Rules. Securitizations for which we act as “sponsor” (as defined in the U.S. Risk Retention Rules), and / or have previously acted as co-sponsor and were selected to be the party obligated to comply with the U.S. Risk Retention Rules, require us (or a “majority-owned affiliate” within the meaning of the U.S. Risk Retention Rules) to retain a 5% interest in the related securitization issuing entity (the “Risk Retention Securities”). The Risk Retention Securities are required to be (1) a first loss residual interest in the issuing entity representing 5% of the fair value of the securities and other interests issued as part of the securitization transaction (a “horizontal slice”), (2) 5% of each class of the securities and other interests issued as part of the securitization transaction (a “vertical slice”) or (3) a combination of a horizontal slice and a vertical slice that, in the aggregate, represents 5% of the transaction. Regardless of the form of risk retention selected, we or a majority-owned affiliate will be required to hold the Risk Retention Securities until the end of the time period required under the U.S. Risk Retention Rules (i.e., the respective risk retention holding period). We are or will be, as the case may be, generally prohibited from hedging the credit risk of the Risk Retention Securities or from financing the Risk Retention Securities except on a “full recourse” basis in accordance with the U.S. Risk Retention Rules. Accordingly, some of our securitizations will require us to hold Risk Retention Securities for an extended period and contribute to the lack of liquidity in our assets, which may have a material adverse effect on us. In addition, in certain cases, we have also covenanted to retain an interest, and to take certain other action, with respect to such securitizations for purposes of the EU/UK Securitization Rules, and we may covenant to retain an interest, and to take certain other action, with respect to certain future securitizations for purposes of the EU/UK Securitization Rules; and, in each case, this has subjected us, or will subject us, to certain risks, including risks similar to those that arise under the U.S. Risk Retention Rules.

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

The COVID‑19 pandemic disrupted, and new variants and additional outbreaks may cause additional disruptions in, U.S. and global economic activity and financial markets, including increased market volatility, which could materially and adversely affect us.

The COVID-19 pandemic caused severe and unprecedented disruptions to the U.S. and global economies and contributed to volatility and negative pressure in financial markets. During the earlier stages of the COVID-19 pandemic, governments and other authorities around the world imposed measures intended to control its spread, including quarantines, restrictions on travel, limits on the operations of non-essential businesses and other workforce pressures. We are not able to predict the ongoing or future impact of the COVID-19 pandemic, or another pandemic, on us that may result from future outbreaks, surges in cases of COVID-19 or related variants, or other infectious agents.

Future outbreaks or surges in cases of COVID-19 or related variants, or other pandemic diseases, may result in a material adverse effect on us in the future. While many or all areas of our business could be adversely affected by future or ongoing outbreaks of COVID-19, including related variants, or another pandemic, we currently believe the following would be among the most material to us:

•Residential and commercial real estate values could experience further volatility, which could have a material adverse effect on the value of our investments.

•We could fail to meet or satisfy one or more of the covenants in our loan financing lines or other financing arrangements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral or enforce their respective interests against existing collateral.

•Difficulty accessing capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions could adversely affect our ability to execute our strategy, fund our operations or address maturing liabilities on a timely basis, as well as the ability of the mortgage loan borrowers underlying the loans and securities that we own to meet their obligations to us.

•A decline in the housing market and a resulting decline in demand for mortgage financing resulting from the economic effects of the COVID-19 pandemic could adversely affect our ability to make new investments.

•Disruptions to the normal operation of mortgage finance markets could cause our investment activities to cease to function efficiently because of, among other factors, an inability to access short-term or long-term financing, a disruption to the securitization market, or our inability to access these markets or execute securitization transactions.

In addition to the foregoing, we have experienced and may in the future experience other negative impacts to our business as a result of the COVID-19 pandemic, any of which could also have the effect of heightening other risks described in this Item 1A.

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

We are highly dependent on information systems, and system failures could significantly disrupt our business, which may, in turn, have a material adverse effect on us.

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

We or Angel Oak, including our Manager and its affiliates, may be subject to regulatory inquiries or proceedings.

At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us or Angel Oak, including our Manager and its affiliates. Over the years, Angel Oak has received, and we expect in the future that they may receive, inquiries, and requests for documents and information from various U.S. federal and state regulators. Any such regulatory inquiries may result in investigations of us or Angel Oak, including our Manager or its affiliates, enforcement actions, fines, or penalties or the assertion of private litigation claims against us or Angel Oak, including our Manager or its affiliates.

We can give no assurances that any future regulatory inquiries will not result in investigations of us or Angel Oak, including our Manager or its affiliates, enforcement actions, fines or penalties, or the assertion of private litigation claims against us or Angel Oak, including our Manager or its affiliates. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties, or the assertion of private litigation claims against us or Angel Oak, including our Manager or its affiliates, our reputation or the reputation of Angel Oak, including our Manager and its affiliates, could be damaged, and our Manager’s ability to perform its obligations to us under the Management Agreement could be adversely impacted, which could in turn have a material adverse effect on us.

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

Accounting rules for transfers of financial assets, securitization transactions, consolidation of VIEs, and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely materially and adversely affect us.

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

As of December 31, 2022, we had approximately $692.4 million of debt outstanding, including approximately $639.9 million outstanding under various uncommitted loan financing lines and static loan pool financing arrangements with a combination of multinational and global money center banks, institutional investors, and large regional banks, which permitted borrowings in an aggregate amount of up to $1.21 billion as of December 31, 2022; and approximately $52.5 million outstanding under short-term repurchase facilities. We expect to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. We may use static loan pool financing arrangements to hold loans already acquired for eventual securitization or other disposition. Upon accumulating an appropriate amount of assets, we expect to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long-term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements. We may also issue additional equity, equity-related, and debt securities to fund our strategy.

Our charter, bylaws and investment guidelines require no minimum or maximum leverage and our Manager will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage and the leverage used for individual asset classes will vary over time. Our leverage ratio may increase as we continue to purchase additional loans, if those loans are financed.

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

We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders include or are expected to include global money center and large regional banks, with exposures both to global financial markets and to more localized conditions. Whether because of a global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, or could increase the costs of that financing, or could become insolvent. Moreover, we are currently party to short-term borrowings (in the form of loan financing lines and repurchase facilities) and there can be no assurance that we will be able to replace these borrowings, or “roll” them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially and adversely affect us.

We use leverage in executing our business strategy, which may materially and adversely affect us.

We use leverage in connection with the investment in and holding of mortgage loans and other assets, and we have financed, and expect to continue to finance, a substantial portion of our mortgage loans through securitizations. Leverage will magnify both the gains and the losses on an investment. Leverage will increase our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds although there can be no assurance that would be able to earn such a greater return. Moreover, if we use leverage to acquire an asset and the value of the asset decreases, the leverage will increase our losses.

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

As of December 31, 2022, we had approximately $692.4 million of recourse debt outstanding, all of which bears interest at a floating rate. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we have utilized, and in the future expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. Hedging may fail to protect or could adversely affect us because, among other things:

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

Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk, and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. However, it is impossible to fully hedge our investments. Furthermore, certain hedging transactions could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could materially and adversely affect us.

To the extent that any hedging strategy involves the use of OTC derivatives transactions, such a strategy would be affected by various regulations adopted pursuant to the Dodd-Frank Act. OTC derivative dealers are required to register with the U.S. Commodity Futures Trading Commission (the “CFTC”) and/or the SEC. Registered swap and security-based swap dealers are subject to minimum capital and margin requirements and business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements further increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants as market changes continue to be implemented.

Although the Dodd-Frank Act required many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, not all of our derivative transactions will be subject to the clearing requirements.

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

Further, Title VII of the Dodd-Frank Act requires that certain derivative instruments be executed through an exchange or other approved trading platform, which could result in increased costs in the form of intermediary fees and additional margin requirements imposed by derivatives clearing organizations and their respective clearing members. In addition, under Title VII of the Dodd-Frank Act, the SEC, the CFTC and U.S. federal banking regulators adopted margin requirements for uncleared OTC swaps and security-based swaps. Such margin requirements may result in increased costs and could adversely affect our ability to use derivatives to hedge our risks in the future and/or to amend or novate existing swaps.

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

We intend that any property the sale or disposition of which could give rise to a “prohibited transaction” tax, including the sale of mortgage loans in connection with the issuance of REMIC Certificates or the sale of REMIC Certificates themselves, will be sold through a TRS with the consequence that any gain realized in such a sale or disposition will be subject to U.S. federal income tax at the regular corporate rate. Because the sale of mortgage loans in connection with the issuance of REMIC Certificates or the sale of REMIC Certificates represents a significant portion of our business activities, we may hold a substantial amount of our assets in one or more TRSs that are subject to corporate income tax on its earnings, (including potentially a 15% alternative minimum tax (“AMT”) on the adjusted financial statement income (“AFSI”) of TRSs whose three-year average AFSI exceeds $1 billion), which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our stockholders.

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

We intend to distribute our net income in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable income may substantially exceed our net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, in which case we may have taxable income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable income in a particular year. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; (3) distribute amounts that would otherwise be invested in our target assets consistent with our strategy, capital expenditures or repayment of debt; or (4) make a taxable distribution of shares of our common stock as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash. Thus, in order to satisfy the distribution requirement or to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax, we may be required to take actions that may not otherwise be advisable given existing market conditions which actions may hinder our ability to grow, which could materially and adversely affect us.

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

As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our stockholders 90% of our REIT taxable income in order to qualify as a REIT and 100% of REIT taxable income in order to avoid U.S. federal corporate income tax and a 4% nondeductible excise tax. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions, and the market price of our common stock.

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

Even though we have elected, and intend to qualify to be taxed, as a REIT for U.S. federal income tax purposes, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including, but not limited to, taxes on any undistributed income and prohibited transactions, taxes on income from activities conducted as a result of a foreclosure, franchise, property and transfer taxes, including mortgage recording taxes, and taxes as a result of failure to satisfy certain REIT qualification requirements. In addition, we may hold some of our assets through wholly-owned TRSs. Our TRSs and any other taxable corporations in which we own an interest are subject to U.S. federal, state and local corporate taxes (including potentially a 15% AMT on the AFSI of TRSs whose three-year average AFSI exceeds $1 billion). Payment of these taxes generally would reduce our cash flow and the amount available to distribute to our stockholders, which could materially and adversely affect us.

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

In connection with the closing of our IPO and a concurrent private placement of shares of our common stock, we entered into registration rights agreements with our pre-IPO investors and the investor in our concurrent private placement, respectively. We also entered into a registration rights agreement with respect to any equity-based awards that we may grant to our Manager under our 2021 Equity Incentive Plan. Registration of these shares under the Securities Act of 1933 (the “Securities Act”) would result in these shares becoming freely tradable without restrictions under the Securities Act immediately upon effectiveness of the registration statement.

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

The absence of affordable insurance coverage for these types of events may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

The obligations associated with being a public company will require significant resources and attention from our Manager’s senior management team.

As a public company with listed equity securities, we are required to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting. While Section 404 of the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control structure and procedures for financial reporting on an annual basis, for as long as we are both a Smaller Reporting Company and a non-accelerated filer, the registered public accounting firm that issues an audit report on our financial statements will not be required to attest to or report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. We cannot be certain if the scaled SEC reporting options available to Smaller Reporting Companies will make our common stock less attractive to investors, which could make the market price and trading volume of shares of our common stock be more volatile and decline significantly.

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

As a public company with listed equity securities, we also are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner.

These reporting and other obligations place significant demands on us and our Manager’s senior management team, administrative, operational, and accounting resources and cause us to incur significant expenses. From time to time, we may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and outsource an effective internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to public companies could be impaired.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we did not own any property. Our principal offices are located in space leased by an affiliate of our Manager at 3344 Peachtree Road Northeast, Suite 1725, Atlanta, Georgia 30326.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 17, 2021, our common stock began trading on the NYSE under the symbol “AOMR.” As of March 1, 2023, there were 19 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be designated by us as capital gain or may constitute a return of capital. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, or capital gains.

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

The following table sets forth the dividends declared for each applicable calendar quarter for 2022:

Declaration Date	Record Date	Payment Date	Per Share

March 15, 2022	March 21, 2022	March 31, 2022	$0.45
May 12, 2022	May 23, 2022	May 31, 2022	$0.45
August 9, 2022	August 22, 2022	August 31, 2022	$0.45
November 8, 2022	November 22, 2022	November 30, 2022	$0.32

Issuer Purchases of Equity Securities

On June 3, 2021, we entered into a Rule 10b5-1 repurchase plan with Wells Fargo Securities, LLC (the “10b5-1 Plan”). Purchases pursuant to the 10b5-1 Plan commenced in July 2021, and the 10b5-1 Plan expired in accordance with its terms in July 2022 and was not renewed.

During the existence of the 10b5-1 Plan, Wells Fargo Securities, LLC, as our agent, had the ability to purchase in the open market up to $25.0 million in shares of our common stock in the aggregate during the period which commenced on the date that was four full calendar weeks from the closing of the IPO and ended 12 months thereafter. During the year ended December 31, 2022, 429,333 shares were purchased at an average price paid per share of $15.86 for a total of approximately $6.9 million. These shares were subsequently cancelled after purchase and are not considered issued or outstanding.

There were no purchases of equity securities made by us during the quarter ended December 31, 2022.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2022.

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

General

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which operates through a wholesale channel and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

We are externally managed and advised by our Manager, a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $17.4 billion in assets under management as of December 31, 2022 across its private credit strategies, public funds, and separately managed accounts, including approximately $9.2 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of December 31, 2022, had originated over $17.1 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has approximately 400 employees across its enterprise.

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

SEC Order Regarding an Affiliate of Our Manager

On August 10, 2022, the SEC accepted offers of settlement from Angel Oak Capital, an affiliate of our Manager, and Ashish Negandhi, a former portfolio manager at Angel Oak Capital, and entered an administrative order against both Angel Oak Capital and Mr. Negandhi. The settlement and administrative order relate to AOMT 2018-PB1, a securitization issued in 2018. AOMT 2018-PB1 was issued before we commenced operations, and we were therefore not involved with and did not invest in AOMT 2018-PB1.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The 2022 macroeconomic environment was significantly more challenging than 2021, and was defined by volatility and uncertainty in the financial markets. In an effort to combat historically high inflation, the U.S. Federal Reserve Bank of the United States (the “Fed”) approved an unprecedented seven increases to the federal funds rate over the course of the year, commencing in March 2022. These increases took the benchmark interest rate from 0.25% as of December 31, 2021, to 4.75% as of December 31, 2022, marking its highest level in 15 years (i.e., prior to the Great Financial Crisis of 2008). The Fed has raised the federal funds rate by an additional 25 basis points to date in 2023, and has stated that it anticipates that “ongoing increases” in its target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to its goal of 2% per year.

An increase in the federal funds rate generally has the effect of raising borrowing rates for all types of consumer credit, including mortgages. Sharply rising interest rates over 2022 resulted in a slowdown of mortgage origination and refinancing activity, as the average conforming 30-year mortgage rate with no points averaged approximately 6.7% by the end of the third quarter of 2022, remaining stable through the fourth quarter of 2022 — more than double that same metric as of December 2021.

We believe that a further increase in interest rates from the previous historically low levels is unlikely to significantly affect demand for non-QM mortgages; however, in 2022, the rapid increase in interest rates, the widening of interest rate spreads, and widespread market uncertainty negatively affected the valuation of our portfolio, which incurred significant unrealized losses for the year, offset partially by realized gains from our interest rate hedging activity. Additionally, the sharp increase in interest rates over a short period of time resulted in a volatile and unpredictable environment for securitizing loans.

Our investment performance

Net Interest Margin (“NIM”). Our NIM compressed in 2022 as our portfolio of residential whole loans was primarily originated at lower coupons, while our interest expense increased due to floating rate increases based on the Secured Overnight Financing Rate (“SOFR”).

Net realized loss. Our net realized loss for the year ended December 31, 2022 was primarily due to a bulk sale of certain residential mortgage loans during the fourth quarter of 2022, substantially offset by realized gains on interest rate futures and TBAs.

Net unrealized loss. Our net unrealized loss resulted primarily from mark-to-market valuations on our residential mortgage loans - at fair value and residential mortgage loans in securitization trusts - at fair value. Loan valuations decrease as interest rate spreads widen, and loans originated at lower coupons decrease in value as current interest rates increase.

Summary of Securitization Activity

Subsequent to December 31, 2022, on January 31, 2023, we participated in an approximately $580.5 million scheduled principal balance securitization transaction (AOMT 2023-1) backed by a pool of residential mortgage loans. We contributed loans with a scheduled principal balance of $241.3 million, with other Angel Oak entities contributing the remaining balance. We may strategically enter into similar securitizations with other Angel Oak entities in the future, and / or issue securitizations where we are the sole participant, as we did in 2022 and 2021, as further described below.

On February 11, 2022, we issued AOMT 2022-1, securitizing a total of $537.6 million of unpaid principal balance of seasoned residential non-QM mortgage loans. On July 13, 2022, we issued AOMT 2022-4, securitizing a total of $184.7 million of unpaid principal balance of seasoned residential non-QM mortgage loans. The issuance of AOMT 2022-1 and AOMT 2022-4, along with our 2021 issuances of AOMT 2021-4 and AOMT 2021-7, securitized a total of approximately $1.4 billion of unpaid principal balance of seasoned residential non-QM mortgage loans. We issued these securitizations as the sole participant in the securitization. We own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds, and are the sole member of the Depositor entity in these securitizations. Given the accounting rules surrounding these types of transactions, we have consolidated these securitizations, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of the applicable balance sheet dates.

The securitizations in which we participated in 2020 and 2019 were securitization transactions entered into with other Angel Oak entities, where we contributed residential mortgage loans to securitization vehicles along with the other Angel Oak entities. For these securitizations, we did not meet the accounting rules to be considered a “primary beneficiary” of the applicable securitization vehicle, and therefore, for these securitizations, the bonds retained in the securitization are held on our consolidated balance sheets as of December 31, 2022 and December 31, 2021.

Purchases and Sale of Whole Loans

During the year ended December 31, 2022, we purchased $995.2 million in residential whole loans. These purchases were completed by the third quarter of 2022. We paused purchases of residential whole loans in the fourth quarter of 2022 in order to preserve capital and increase flexibility.

On November 18, 2022, we sold, on a servicing released basis, residential mortgage loans with a gross weighted average coupon of approximately 4.5%, and a cost basis of approximately $315.6 million and a carrying value of $267.6 million. The purchase price for the mortgage loans acquired by the buyer was $252.7 million, and in conjunction with the sale, we repaid $221.2 million of warehouse financing debt. The sale of these lower-coupon loans reduced debt and released cash, mitigating risk to our capital structure. Additionally, during the year ended December 31, 2022, we sold commercial loans with an unpaid principal balance of $11.2 million and market value of $10.5 million for cash proceeds of $11.0 million.

Whole loan financing arrangements

Our lender base is fluid and we intend to enter into new agreements and / or exit agreements as we deem prudent, in accordance with our needs and in accordance with our core financial strategy of purchasing whole loans and retaining them until securitized. See Item 7, Liquidity and Capital Resources, for a full description of our financing arrangements. Our total borrowing capacity was $1.2 billion as of December 31, 2022. Highlights of whole loan financing facilities activity over 2022 is as follows:

•On April 13, 2022, we entered into a a master repurchase agreement with a multinational bank (“Multinational Bank 1”), the maximum borrowing base of which was increased on August 4, 2022 by $260.0 million to $600.0 million.

•On October 4, 2022, we entered into short-term master repurchase agreements with two affiliated institutional investors (“Institutional Investors A and B”) for a pool of loans with financing of approximately $168.7 million. This short-term financing was paid in full in January 2023, and the master repurchase agreements were terminated simultaneously therewith.

•On December 19, 2022, the facility limit under a master repurchase agreement with a multinational bank (“Global Investment Bank 3”) was increased by $86.0 million to $286.0 million by adding a static pool of additional mortgage loans to the facility. Furthermore, the termination date of the facility was extended to December 19, 2023; however, the amendment did not extend the revolving period, which ended on December 19, 2022. Additionally, the amendment generally removed “mark to market” provisions from the previous agreement, and requires an economic interest rate hedging account to be maintained to the reasonable satisfaction of Global Investment Bank 3, which is for its benefit of and under its sole control.

•During 2022, various financing facilities were either allowed to expire by their terms or were terminated by us.

Key Financial Metrics

As a real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings, Distributable Earnings Return on Average Equity, Book Value per Share of Common Stock, and Economic Book Value per Share of Common Stock.

Distributable Earnings

Distributable Earnings is a non‑GAAP measure and is defined as net income (loss) allocable to common stockholders as calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), excluding (1) unrealized gains and losses on our aggregate portfolio, (2) impairment losses, (3) extinguishment of debt, (4) non-cash equity compensation expense, (5) the incentive fee earned by our Manager, (6) realized gains or losses on swap terminations and (7) certain other nonrecurring gains or losses. We believe that the presentation of Distributable Earnings provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. We believe Distributable Earnings as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. As a REIT, we are generally required to distribute at least 90% of our annual REIT taxable income and to pay U.S. federal income tax at the regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that stockholders invest in our common stock, generally we intend to attempt to pay dividends to our stockholders in an amount equal to our REIT taxable income, if and to the extent authorized by our Board of Directors. Distributable Earnings is one of a number of factors considered by our Board of Directors in declaring dividends and, while not a direct measure of REIT taxable income, over time, the measure can be considered a useful indicator of our dividends. Distributable Earnings should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings may not be comparable to similar measures presented by other REITs.
We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the management agreement (the “Management Agreement”) that we and Angel Oak Mortgage Operating Partnership, LP (the “Operating Partnership”) entered into with our Manager upon the completion of our initial public offering (“IPO”) on June 21, 2021. For information on the fees that are payable to our Manager under the Management Agreement, see Part II, Item 8, Note 13 – Related Party Transactions.
Distributable Earnings were approximately $19.4 million and $34.2 million for the years ended December 31, 2022 and 2021, respectively. The table below sets forth a reconciliation of net income allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Net income (loss) allocable to common stockholders	$(187,847)	$21,098
Adjustments:
Net other-than-temporary credit impairment losses	—	—
Net unrealized (gains) losses on derivatives	(13,054)	7,688
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	67,401	1,949
Net unrealized (gains) losses on residential loans	146,347	1,956
Net unrealized (gains) losses on commercial loans	844	(231)
Net unrealized (gains) losses on financial instruments at fair value	—	—
(Gains) losses on extinguishment of debt	—	—
Non-cash equity compensation expense	5,753	1,715
Incentive fee earned by the Manager	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—
Total other non-recurring (gains) losses	—	—
Distributable Earnings	$19,444	$34,175

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total common stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	($ in thousands)
Distributable Earnings	$19,444	$34,175
Average total common stockholders’ equity	$355,944	$369,749
Distributable Earnings Return on Average Equity	5.46%	9.24%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of each quarter-end date of 2022 and as of December 31, 2021:

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
		(in thousands except for share and per share data)
Total stockholders’ equity	$236,479	$264,957	$367,284	$421,436	$491,390
Preferred stock	—	(101)	(101)	(101)	(101)
Common stockholders’ equity	$236,479	$264,856	$367,183	$421,335	$491,289
Number of shares of common stock outstanding at period end	24,925,357	24,925,357	24,925,930	25,085,796	25,227,328
Book value per share of common stock	$9.49	$10.63	$14.73	$16.80	$19.47

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of each quarter-end date of 2022 and as of December 31, 2021:

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
		(in thousands except for share and per share data)
GAAP total stockholders’ equity	$236,479	$264,957	$367,284	$421,436	$491,390
Preferred stock	—	(101)	(101)	(101)	(101)
GAAP total common stockholders’ equity for book value per share of common stock	$236,479	$264,856	$367,183	$421,335	$491,289
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	90,348	57,596	32,863	20,443	1,079
Stockholders’ equity including economic book value adjustments	$326,827	$322,452	$400,046	$441,778	$492,368

Number of shares of common stock outstanding at period end	24,925,357	24,925,357	24,925,930	25,085,796	25,227,328
Book value per share of common stock	$9.49	$10.63	$14.73	$16.80	$19.47
Economic book value per share of common stock	$13.11	$12.94	$16.05	$17.61	$19.52

Results of Operations

Our results of operations presented herein for the year ended December 31, 2021 do not reflect the expenses typically associated with being a public company for a full reporting period, including increased insurance, legal, and accounting fees, full periods of equity compensation expense, expenses incurred in complying with the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the payment of a base management fee to our Manager as a result of differences in the way fees and expense reimbursements are calculated under the Management Agreement compared to the pre-IPO management agreement as among us, our Manager and Angel Oak Mortgage Fund, LP (“Angel Oak Mortgage Fund”), our sole common stockholder prior the IPO (the “pre-IPO management agreement”), and the payment of increased directors’ fees for our independent directors. Additionally, pursuant to the Management Agreement, we are required to reimburse our Manager for its operating expenses, including third‑party expenses, incurred on our behalf; and our Manager is also entitled to reimbursement for costs of the wages, salaries, and benefits incurred by our Manager for our dedicated Chief Financial Officer and Treasurer and a proportionate amount of the costs of the wages, salaries, and benefits of our former Chief Executive Officer and President (who, after the completion of the IPO until his separation from the Company on September 28, 2022, dedicated a substantial majority of his business time to us) based on the percentage of his business time spent on our matters during his time of service, and any other dedicated or partially dedicated employees based on the percentage of each such person’s working time spent on matters related to us.

Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

The following table sets forth a summary of our results of operations for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
INTEREST INCOME, NET
Interest income	$115,544	$60,555
Interest expense	63,024	11,476
NET INTEREST INCOME	52,520	49,079

REALIZED AND UNREALIZED LOSSES, NET
Net realized loss on mortgage loans, derivative contracts, RMBS, and CMBS	(8,717)	(4,926)
Net unrealized loss on mortgage loans, debt at fair value option, and derivative contracts	(201,753)	(2,392)
TOTAL REALIZED AND UNREALIZED LOSSES, NET	(210,470)	(7,318)

EXPENSES
Operating expenses	12,179	6,060
Due diligence and transaction costs	1,376	2,551
Stock compensation	5,753	1,715
Operating expenses incurred with affiliate	3,096	2,828
Securitization costs	3,137	—
Management fee incurred with affiliate	7,799	5,894
Total operating expenses	33,340	19,048

INCOME (LOSS) BEFORE INCOME TAXES	(191,290)	22,713
Income tax expense (benefit)	(3,457)	1,600
NET INCOME (LOSS)	(187,833)	21,113
Preferred dividends	(14)	(15)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(187,847)	$21,098
Other comprehensive income (loss)	(24,127)	4,039
TOTAL COMPREHENSIVE INCOME (LOSS)	$(211,974)	$25,137

Net Interest Income

The following table sets forth the components of net interest income for the years ended December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$51,634	$1,082,632	$25,705	$544,440
Residential mortgage loans in securitization trusts	48,022	1,004,632	7,709	153,158
Commercial mortgage loans	1,137	15,392	641	9,284
RMBS	13,613	384,038	24,221	264,095
CMBS	778	8,886	2,266	11,142
U.S. Treasury Securities	8	46,153	7	58,076
Other interest income (1)	352	41,684	6	32,050
Total interest income	115,544		60,555
Interest expense
Notes payable	35,621	916,772	8,682	350,919
Non-recourse securitization obligation, collateralized by residential mortgage loans	25,654	967,787	2,457	141,133
Repurchase facilities	1,749	155,856	337	209,502
Total interest expense	63,024		11,476
Net interest income	$52,520		$49,079

(1) Primarily comprised of interest received on cash deposits, including interest earned on margin cash collateral.

Net interest income for the years ended December 31, 2022 and 2021 was $52.5 million and $49.1 million, respectively. Net interest income increased by approximately $3.4 million for the year ended December 31, 2022 as compared to 2021, primarily due to interest income generated from our target asset purchases, offset by increased borrowing rates on our warehouse loan facilities, which are based on a short-term SOFR plus a pricing spread, which borrowing rates increased during 2022.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the years ended December 31, 2022 and 2021 are set forth as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Realized and unrealized gain (loss) on residential mortgage loans	$(213,528)	$378
Realized and unrealized loss on residential loans held in securitization trusts	(71,526)	$(3,427)
Realized loss on RMBS	(10,820)	(15,113)
Realized loss on CMBS	(1,520)	(971)
Realized and unrealized gain (loss) on commercial mortgage loans	(1,296)	355
Unrealized appreciation (depreciation) on interest rate futures	2,939	(530)
Realized and unrealized gain (loss) on TBAs	17,411	(1,255)
Realized gain on interest rate futures	67,870	13,253
Realized and unrealized loss on U.S. Treasury Securities	—	(8)
Total realized and unrealized gains (losses), net	$(210,470)	$(7,318)

For the years ended December 31, 2022 and 2021, total realized and unrealized gains (losses), net, were losses of $210.5 million and $7.3 million, respectively. For the year ended December 31, 2022, a decrease in mark-to-market valuations on our portfolios of residential mortgage loans and loans in securitization trust were the primary drivers of the total unrealized loss. Additionally, the aforementioned sale of residential mortgage loans on November 18, 2022 contributed $63.5 million of realized losses to the total of realized losses, which were partially offset by realized gains on interest rate hedging activity. Comparatively, for the year ended December 31, 2021, residential mortgage loan valuations were generally stable or favorable, and realized gain (loss) activity on residential mortgage loans was generally immaterial, limited to losses on loan premiums on loans paid in full.

For the year ended December 31, 2021, the total realized and unrealized loss was primarily due to realized loss on RMBS due to increased prepayment speeds during 2021 on the IO and XS tranches that we typically hold from prior securitizations. Our interest rate futures, as a partial economic hedge against residential loan valuations, performed as expected in 2021 and more than offset the unrealized losses experienced in our portfolio of residential loans held in securitization trusts.

Expenses

Operating Expenses

For the years ended December 31, 2022 and 2021, our operating expenses were $12.2 million and $6.1 million, respectively. The increase in operating expenses during the year ended December 31, 2022 was due to an increase in costs due to being a newly-public company for a full year, including increased insurance, audit, and legal fees. We also experienced an increase in loan administration costs, commensurate with an increase in the number of loans in our overall portfolio during the comparative period, as our residential loans held in securitization trusts recorded on our balance sheets are administered by us.

Due Diligence and Transaction Costs

For the years ended December 31, 2022 and 2021, our due diligence and transaction costs were $1.4 million and $2.6 million, respectively. The decrease in these costs was due to whole loan acquisition diligence costs, which decreased over the comparative period as we purchased fewer whole loans during the year ended December 31, 2022 as compared to the year ended December 31, 2021, as we paused loan purchases in the fourth quarter of 2022.

Stock Compensation

For the years ended December 31, 2022 and 2021, our stock compensation expense was $5.8 million and $1.7 million, respectively. Our stock compensation expense for the year ended December 31, 2022 included a $2.6 million one-time expense resulting from the accelerated vesting of stock awards for our former Chief Executive Officer and President, due to his separation from the Company, in accordance with the Company’s Executive Severance and Change in Control Plan (the “Executive Severance Agreement”). Our stock compensation expense for 2021 included approximately six months of expense, as the initial equity awards were granted on the IPO date of June 21, 2021. Our restricted stock awards generally vest over one, three, or four years (depending on the tranche of award), commencing on the one year anniversary of the grant date.

Operating Expenses Incurred with Affiliate

For the years ended December 31, 2022 and 2021, our operating expenses incurred with affiliate were $3.1 million and $2.8 million, respectively. These expenses increased due to both a severance accrual as further described below, and the allocated time of partially and fully dedicated employees’ compensation being reimbursed by us, which increased over the comparative period due to more partially and fully dedicated employees’ time being allocated to us.

On September 28, 2022, we recorded a $1.4 million severance accrual in accordance with the Executive Severance Agreement relating to the separation of our former Chief Executive Officer and President. This accrued severance is expected to be paid in 2023.

Securitization expenses

For the year ended December 31, 2022, our securitization expenses were $3.1 million. There were no securitization expenses incurred during the year ended December 31, 2021 as the non-recourse securitization debt of the AOMT 2021-4 and AOMT 2021-7 securitizations is held at amortized cost, and thus, the debt issuance costs involved in those securitizations were capitalized against the securitization obligation and are amortized to interest expense over time.

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

For the years ended December 31, 2022 and 2021, our management fee incurred with affiliate was $7.8 million and $5.9 million, respectively. The increase is due to the increase in our average Equity (as defined in the Management Agreement) for the year ended December 31, 2022 as compared to the same period in 2021. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP, which has caused Equity (as defined in the Management Agreement) to increase despite a decrease in our equity calculated in accordance with GAAP.

Income Taxes

During the year ended December 31, 2022, we recorded an income tax benefit of approximately $3.5 million based on our expectation of a recovery of income taxes arising from losses incurred relating to our taxable REIT subsidiary (“TRS”). During the year ended December 31, 2021, we incurred an income tax expense of approximately $1.6 million based on an expectation of income taxes incurred on activities relating to income derived from our TRS.

Our Portfolio

As of December 31, 2022, our portfolio consisted of approximately $2.9 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of December 31, 2022:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$770,982	$639,870	$131,112	55.4%
Residential mortgage loans in securitization trust	1,027,442	1,003,485	23,957	10.1%
Commercial mortgage loans	9,458	—	9,458	4.0%
Total whole loan portfolio	$1,807,882	$1,643,355	$164,527	69.5%

Investment securities
RMBS	$1,055,338	52,544	$1,002,794	424.1%
CMBS	6,111	—	6,111	2.6%
Total investment securities	$1,061,449	$52,544	$1,008,905	426.7%

Total investment portfolio	$2,869,331	$1,695,899	$1,173,432	496.2%
Target assets (1)	$2,869,331	$1,695,899	$1,173,432	496.2%

Cash	$29,272	$—	$29,272	12.4%
Other assets and liabilities (2)	(966,225)	—	(966,225)	(408.6)%
Total	$1,932,378	$1,695,899	$236,479	100.0%
(1) “Target assets” as presented above comprises the total investment portfolio, as there were no U.S. Treasury Securities held as of December 31, 2022.

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $1.01 billion due to broker for our quarter-end purchase of certain whole pool RMBS.

As of December 31, 2021, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2021:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$1,061,912	$852,961	$208,951	42.5%
Residential mortgage loans in securitization trust	667,365	616,557	50,808	10.3%
Commercial mortgage loans	18,664	447	18,217	3.7%
Total whole loan portfolio	$1,747,941	$1,469,965	$277,976	56.5%

Investment securities
RMBS	$485,634	$360,501	$125,133	25.5%
CMBS	10,756	—	10,756	2.2%
U.S. Treasury Securities	249,999	248,750	1,249	0.3%
Total investment securities	$746,389	$609,251	$137,138	28.0%

Total investment portfolio	$2,494,330	$2,079,216	$415,114	84.5%
Target assets (1)	$2,244,331	$1,830,466	$413,865	84.2%

Cash	$40,801	$—	$40,801	8.3%
Other assets and liabilities	35,475	—	35,475	7.2%
Total	$2,570,606	$2,079,216	$491,390	100.0%

(1) “Target assets” as presented above includes the total investment portfolio excluding U.S. Treasury Securities.

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$59 - $3,441	$496
Interest rate	2.88% - 9.99%	4.80%
Maturity date	9/21/2036 - 6/20/2062	February 2053
FICO score at loan origination	575 - 823	737
LTV at loan origination	8% - 95%	70%
DTI at loan origination	1.20% - 59.06%	23%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.91%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$48 - $3,410	$506
Interest rate	2.75% - 9.25%	4.49%
Maturity date	10/1/2036 - 12/1/2061	April 2053
FICO score at loan origination	521 - 823	740
LTV at loan origination	12% - 95%	70%
DTI at loan origination	1.60% - 59.06%	27%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.30%

The following table sets forth the information regarding the underlying collateral of our residential loans held in securitization trusts as of December 31, 2022:

($ in thousands)
UPB	$1,151,332
Number of loans	2,664
Weighted average loan coupon	4.72%
Average loan amount	434
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	5%
Percentage of loans 90+ days delinquent (based on UPB)	—%

The following chart illustrates the geographic distribution of the underlying collateral of our residential loans held in securitization trusts as of December 31, 2022:

Note: No state in “Other” represents more than a 3% concentration of the geographic distribution of the underlying collateral of our residential loans held in securitization trusts as of December 31, 2022.

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

The following chart illustrates the geographic distribution of the underlying collateral of our residential loans held in securitization trusts as of December 31, 2021:

Note: No state in “Other” represents more than a 3% concentration of the geographic distribution of the underlying collateral of our residential loans held in securitization trusts as of December 31, 2021.

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2022:

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2021:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of December 31, 2022, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2022:

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2022.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2021, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2021:

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2021. Amounts in the charts above may not sum due to rounding.

Commercial Mortgage Loans

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$242 - $4,300	$1,656
Interest rate	5.50% - 8.38%	7.03%
Loan term	0.42 - 27.18 years	7.68 years
LTV at loan origination	46.7% - 75.0%	50.9%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2021:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$244 - $4,300	$1,700
Interest rate	5.75% - 8.38%	6.25%
Loan term	1.42 - 28.18 years	8.36 years
LTV at loan origination	46.7% - 75.0%	59.8%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of December 31, 2022 and December 31, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2022:

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2021:

Note: Amount in the charts above may not sum due to rounding.

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2022, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$119,217	$120,242	$148,148	$189,763
Number of loans	409	421	555	578
Weighted average loan coupon	7.00%	7.07%	6.40%	5.83%
Average loan amount	$291	$286	$267	$328
Weighted average LTV at loan origination and deal date	73%	72%	69%	74%
Weighted average credit score at loan origination and deal date	696	699	717	720
Current 3-month CPR (1)	12.14%	18.30%	12.32%	5.56%
90+ day delinquency (as a % of UPB)	11.79%	11.54%	3.06%	4.37%
Fair value of first loss piece (2)	$12,708	$3,669	$1,984	$20,106
Investment thickness (3)	29.17%	13.24%	13.78%	16.35%
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

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2022:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$1,958	$—	$1,958	$1,470	$—	$1,470	$488	$—	$488
Subordinate	49,578	—	49,578	24,982	—	24,982	24,596	—	$24,596
Interest only / excess	10,424	—	10,424	1,506	—	1,506	8,918	—	$8,918
Whole pool (2)	—	993,378	993,378	—	0	24,586	—	968,792	$968,792
Retained RMBS in VIEs	—	—	—	—	24,586	—	—	—	—
Total	$61,960	$993,378	$1,055,338	$27,958	$24,586	$52,544	$34,002	$968,792	$1,002,794

(1) Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).(2) A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $110.5 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

(2) The whole pool RMBS presented as of December 31, 2022 were purchased from a broker to whom the Company owes approximately $1.01 billion, payable upon the settlement date of the trade. See Item 8, Financial Statements and Supplementary Data, Note 8 - Due to Broker.

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2021:

	RMBS			Repurchase Debt			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Senior	$3,076	$—	$3,076	$4,089	$—	$4,089	$(1,013)	$—	$(1,013)
Mezzanine	2,178	—	2,178	1,631	—	1,631	547	—	$547
Subordinate	80,058	10,292	90,350	—	—	—	80,058	10,292	$90,350
Interest only / excess	15,052	2,923	17,975	—	—	—	15,052	2,923	$17,975
Whole pool	—	372,055	372,055	—	354,781	354,781	—	17,274	$17,274
Total	$100,364	$385,270	$485,634	$5,720	$354,781	$360,501	$94,644	$30,489	$125,133

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	3,151,406	3,151,406
Effect of principal payments / called deals	(3,041)	(171)	(29,612)	(169)	(2,533,834)	(2,566,827)
IO and excess servicing prepayments	—	—	2,256	(21,256)	—	(19,000)
Changes in fair value, net	(35)	(49)	(13,416)	13,874	3,751	4,125
Ending fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2021:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$18,297	$2,207	$97,614	$31,818	$—	$149,936
Acquisitions:
Secondary market purchases of AOMT securities	—	—	2,209	—	—	2,209
Third party securities	—	—	5,122	7,485	1,466,854	1,479,461
Effect of principal payments / called deals	(15,029)	—	(19,576)	(3,781)	(1,096,112)	(1,134,498)
IO and excess servicing prepayments	—	—	—	(17,355)	—	(17,355)
Changes in fair value, net	(192)	(29)	4,981	(192)	1,313	5,881
Ending fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2022)
Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2022.

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2021 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2021)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2021. Amounts in the charts above may not sum due to rounding.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of commercial mortgage-backed securities “CMBS” issued in the AOMT 2020-SBC1 securitization transaction is shown below as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	($ in thousands)
UPB of loans	$122,432	$140,360
Number of loans	160	189
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$765	$743
Weighted average LTV at loan origination and deal date	58.4%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	2,901	—	2,901	7,993	—	7,993
Interest only / excess	3,210	—	3,210	2,763	—	2,763
Total	$6,111	$—	$6,111	$10,756	$—	$10,756

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources historically have included capital contributions from our investors prior to the IPO, the proceeds from the IPO and concurrent private placement (which aforementioned capital sources have all been deployed), payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, and securitizations of our whole loans. Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
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

Securitizations may either take the form of the issuance of securitized bonds or the sale of “real estate mortgage investment conduit” securities backed by mortgage loans or other assets, with the securitization proceeds being used in part to repay pre-existing loan financing lines and repurchase facilities. We have sponsored and participated in securitization transactions with other entities that are managed by Angel Oak as well as sponsoring sole securitization transactions, and may continue to do so in the future.

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

Description of Existing Financing Arrangements

As of December 31, 2022, we were a party to five loan financing lines, consisting of three uncommitted loan financing lines and two static pool borrowings, for a total borrowing capacity in an aggregate amount of up to $1.21 billion. Borrowings under uncommitted loan financing lines may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes, while borrowings under static pool arrangements are used to hold loans for the short term, awaiting imminent securitization or other advantageous disposition.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and restrictive covenants, as is usual and customary. As of December 31, 2022, the advance rates (when required) of our five active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our five active lenders) included (1) (i) our minimum tangible net worth of must not decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or, if shorter, in the period from September 30, 2022 to the applicable date of determination or; (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022. (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as of such date of determination, (y) $10.0 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of December 31, 2022 was $10.0 million. Other restrictive covenants with which we were bound to comply during 2022 related to financing facilities which are were terminated by us, and included additional requirements around GAAP net income and EBITDA.
A description of each loan financing line is set forth as follows:
Multinational Bank 1 Loan Financing Facility. On April 13, 2022, we and two of our subsidiaries entered into a master repurchase agreement with a multinational bank (“Multinational Bank 1”). Our subsidiaries are each considered a “Seller” under this agreement. From time to time and pursuant to the agreement, either of our subsidiaries may sell to Multinational Bank 1, and later repurchase, up to $600.0 million aggregate borrowings on mortgage loans, which was increased from $340.0 million in the third quarter of 2022.
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every six months for a maximum six-month term. The master repurchase agreement was initially set to terminate on October 13, 2022, which was extended on July 21, 2022 as per the terms of the original agreement through January 20, 2023, and was further extended on January 25, 2023 through July 25, 2023, unless terminated earlier pursuant to the terms of the master repurchase agreement.

The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread of 1.95% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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
We and our subsidiaries are also required to pay certain customary fees to Multinational Bank 1 and to reimburse Multinational Bank 1 for certain costs and expenses incurred in connection with its structuring, management, and ongoing administration of the master repurchase agreement.
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
The amount that was advanced by Multinational Bank 2 was generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, which was a percentage of the unpaid principal balance or market value of the asset depending on the type of underlying asset. The interest rate on any outstanding balance under the Master Repurchase Agreement that the Subsidiary was required to pay Multinational Bank 2 was generally in line with other similar agreements that the Company or one of its subsidiaries has entered into, where the interest rate was equal to the sum of (1) a pricing spread ranging from 1.70% to 3.50%, determined based on the type of underlying asset and similar to those of other repurchase agreements we have entered into, and (2) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month (which was changed from one-month LIBOR on January 7, 2022). Additionally, Multinational Bank 2 was under no obligation to purchase the securities we offered to sell to them. On January 27, 2022, this repurchase facility was amended increase the maximum purchase price permitted under the Master Repurchase Agreement to $550.0 million from $400.0 million, which was subject to reduction to $400.0 million upon the issuance of securities pursuant to a securitization of the assets underlying the Master Repurchase Agreement which occurred on February 7, 2022.

The obligations of the Subsidiary under the Master Repurchase Agreement were guaranteed by the Company pursuant to a Guaranty (the “Guaranty”) executed contemporaneously with the Master Repurchase Agreement. In addition, and similar to other repurchase agreements that the Company has entered into, the Company was subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Guaranty expired by its terms in conjunction with the expiration of the Master Repurchase Agreement.

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

The Subsidiary was also required to pay certain customary fees to Multinational Bank 2 and to reimburse Multinational Bank 2 for certain costs and expenses incurred in connection with its management and ongoing administration of the Master Repurchase Agreement.
Global Investment Bank 1 Loan Financing Facility. On December 6, 2018, we and one of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 1”). We were considered the “Seller” under this agreement. From time to time, we and one of our subsidiaries amended such master repurchase agreement with Global Investment Bank 1. Pursuant to the agreement, we and our subsidiary could sell to Global Investment Bank 1, and later repurchase, up to $300.0 million aggregate borrowings on mortgage loans. This agreement was set to terminate on August 5, 2022. On August 8, 2022, this agreement was extended through October 5, 2022, and interest accrued on any borrowings at a rate based on Term SOFR plus an additional pricing spread of 1.70% - 3.50%. This agreement expired in accordance with its terms on October 5, 2022.
The principal amount paid by Global Investment Bank 1 for each eligible mortgage loan was based on an advance rate as a percentage of both the market value, unpaid principal balance, and acquisition price of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 1 retained the right to determine the market value of the mortgage loan collateral for certain mortgage loans in its sole and absolute discretion. Additionally, Global Investment Bank 1 was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Prior to the amendment effective August 5, 2022, upon our or our subsidiary’s repurchase of the mortgage loan, we were, or our subsidiary was, required to repay Global Investment Bank 1 the adjusted principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) the greater of (a) one-month LIBOR or three‑month LIBOR (depending on the type of mortgage loan) and (b) the applicable LIBOR floor, and (2) a pricing spread generally ranging from 1.70% to 3.50% depending on the type of loan. After the August 5, 2022 amendment, “LIBOR” was replaced with “Term SOFR”.
The agreement, similar to other repurchase agreements that the Company has entered into, required us to maintain various financial and other covenants, relating to: (1) adjusted tangible net worth; (2) the ratio of indebtedness to adjusted tangible net worth, and (4) liquidity, on an aggregate basis.

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
We and our subsidiary were also required to pay certain customary fees to Global Investment Bank 1 and to reimburse Global Investment Bank 1 for certain costs and expenses incurred in connection with its structuring, management, and administration of the agreement while the agreement was in place.
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
Prior to the amendment executed on February 4, 2022, the principal amount paid by Global Investment Bank 2 for each mortgage loan was based on a percentage of the market value, cost‑basis value or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retained the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Prior to the February 4, 2022 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we or our subsidiary were required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) 0.00% and (B) one‑month LIBOR and (2) a pricing spread generally ranging from 2.00% to 3.25%.
Effective as of the amendment executed on February 4, 2022, interest now accrues on any outstanding balance under the master repurchase agreement at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month). Previously, interest accrued at a rate based on one-month LIBOR. Additionally, the agreement was also amended to remove any draw fees and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i)

0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 2.20% to 3.45%.
The agreement requires us to maintain various financial and other covenants, which include requirements surrounding: (1) adjusted tangible net worth; (2) liquidity; and (3) our indebtedness to our adjusted tangible net worth.
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
We and our subsidiary are also required to pay certain customary fees to Global Investment Bank 2 and to reimburse Global Investment Bank 2 for certain costs and expenses incurred in connection with its structuring, management and ongoing administration of the agreement.
Global Investment Bank 3 Static Loan Pool Financing. On October 24, 2018, we and one of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”). We, and our subsidiary, are considered a “Seller” under this agreement. Pursuant to the initial agreement (prior to December 19, 2022, as further described below), we or our subsidiary could sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans. The initial agreement was extended on March 2, 2022 to terminate on March 5, 2023, which date was also modified on December 19, 2022 to December 19, 2023, as further described below.
On December 19, 2022, the facility was amended to increase the facility limit up to $286.0 million by adding a static pool of additional mortgage loans to the facility and extended the termination date to December 19, 2023; however, it did not extend the revolving period, which ended on December 19, 2022. Additionally, the amendment generally removed “mark to market” provisions and now requires an economic interest rate hedging account (“interest rate futures account”) which account is for the benefit of Global Investment Bank 3 and under its sole control, subject to recoupment to meet hedging margin calls. The Company held restricted cash pertaining to this Global Investment Bank 3’s interest rate futures account included in “restricted cash” of approximately $1.7 million on the Company’s consolidated balance sheet as of December 31, 2022.

Prior to December 19, 2022, the loan financing line was marked‑to‑market at fair value, where Global Investment Bank 3 retained the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner and was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Further, the principal amount paid by Global Investment Bank 3 for each eligible mortgage loan prior to the December 19, 2022 amendment was based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever was less.

Prior to the January 1, 2022 amendment, which amendment was solely related to the reference rate transition to SOFR, upon our or our subsidiary’s repurchase of the mortgage loan, we were, or our subsidiary was, required to repay Global Investment Bank 3 the principal amount related to such mortgage loan plus accrued interest generally at a rate based on three‑month LIBOR plus 2.25%. On January 1, 2022, the LIBOR-based index was replaced by reference to the sum of Compounded SOFR and a SOFR adjustment of 20 basis points (though the SOFR adjustment was later amended by the December 19, 2022 amendment, as further described below). Compounded SOFR is determined on a one-month basis and is defined as a daily rate as determined by Global Investment Bank 3 to be the “USD-SOFR-Compound” rate as defined in the International Swaps and Derivatives Association, Inc. definitions. The December 19, 2022 amendment amended the interest rate spread to 2.80% for the first three months following the amendment date, which will increase by an additional 50 basis points every three months thereafter.
Prior to December 19, 2022, the agreement contained margin call provisions that provided Global Investment Bank 3 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under those provisions, Global Investment Bank 3 could have required us or our subsidiary to transfer cash sufficient to eliminate any margin deficit resulting from such a decline. These margin call provisions were largely removed from the agreement with the amendment executed on December 19, 2022, as described above, and replaced with the interest rate futures account described above, maintained for the benefit of and under the sole control of Global Investment Bank 3. At times, we may hold certain cash collateral held in the interest rate futures account as restricted cash under this agreement.
The agreement requires us to maintain various financial and other customary covenants. The agreement also sets forth events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Global Investment Bank 3’s right to liquidate the mortgage loans then subject to the agreement.

We and our subsidiary are also required to pay certain customary fees to Global Investment Bank 3 and to reimburse Global Investment Bank 3 for certain costs and expenses incurred in connection with its structuring, management, and ongoing administration of the agreement.
Institutional Investors A and B Static Loan Pool Financing. On October 4, 2022, Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The master repurchase agreements were set to expire on January 4, 2023, with a one-time three month extension period option. The Company subsequently repaid this financing facility in full on January 4, 2023.
Pursuant to the agreement, interest accrued under the master repurchase agreement at a rate based on 1-month Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and a spread of 3.5%, with 1-month Term SOFR subject to a floor of 2.0%.
The agreement contained provisions for a cash collateral account subject to a margin percentage. As of December 31, 2022, the Company held restricted cash pertaining to this lender’s cash collateral requirements included in “restricted cash” of approximately $3.8 million on the Company’s consolidated balance sheet as of December 31, 2022, which was released on January 4, 2023 and both repurchase facilities terminated.
We and our subsidiary were also required to pay certain customary fees to Institutional Investors A and B, and to reimburse Institutional Investors A and B for certain costs and expenses incurred in connection with the agreement’s structuring, management, and administration.
Regional Bank 1 Loan Financing Facility. On December 21, 2018, we and our subsidiary entered into a master repurchase agreement with a regional bank (“Regional Bank 1”). From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Regional Bank 1. We were considered a “Seller” under this agreement. Pursuant to the agreement, we or our subsidiary could sell to Regional Bank 1, and later repurchase, up to $50.0 million aggregate borrowings on mortgage loans. The agreement was amended on March 7, 2022 to extend the term to March 16, 2023. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest accrued on any new transactions under the loan financing line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional pricing spread. We have not utilized this financing facility in some time, and intend to allow it to expire by its terms on March 16, 2023.
The amount paid by Regional Bank 1 for each mortgage loan was based on the loan type. Pursuant to the agreement, Regional Bank 1 retained the right to determine the market value of the mortgage loan collateral in its sole discretion. Upon our or our subsidiary’s repurchase of the mortgage loan, we were, or our subsidiary was, required to repay Regional Bank 1 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) a specified minimum rate (ranging from 3.50% to 4.13%) and (B) one‑month LIBOR plus a pricing spread ranging from 2.50% to 3.13%, and (2) in the case of loans with maturities over 364 days, the seasoned pricing spread of 1.0%. On March 8, 2022, the LIBOR reference rate was changed to SOFR.
The agreement contained margin call provisions that provided Regional Bank 1 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, Regional Bank 1 could have required us or our subsidiary to transfer cash and/or additional eligible mortgage loans with an aggregate market value sufficient to eliminate any margin deficit resulting from such a decline.
The agreement required us to maintain various financial and other covenants, which included: (1) a minimum tangible net worth requirement; (2) minimum liquidity; (3) a maximum ratio of total liabilities to tangible net worth; and (4) a net income-based covenant. In addition, the agreement set forth events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, material adverse effects, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default were also customary for this type of transaction and included the acceleration of the principal amount outstanding under the agreement and Regional Bank 1’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary were also required to pay certain customary fees to Regional Bank 1 and to reimburse Regional Bank 1 for certain costs and expenses incurred in connection with its structuring, management, and administration of the agreement.
Regional Bank 2 Loan Financing Facility. On August 16, 2021, we and our subsidiaries entered into a non-mark-to-market $50.0 million committed financing facility with a regional bank (“Regional Bank 2”) through the execution of a Loan and Security Agreement (the “Loan and Security Agreement”) and a Promissory Note (the “Promissory Note” and together with the Loan and Security Agreement, the “Facility Documents”) among those subsidiaries and Regional Bank 2. Pursuant to the Facility Documents, Regional Bank 2 agreed to make one or more advances to one or more of the subsidiaries of the Company (together, the “Borrowers”) secured by mortgage loans, notes, and related collateral (the “Regional Bank 2 Financing Line”). On February 11, 2022, we amended the financing facility to increase the size of the financing facility to $75.0 million from $50.0 million. The Regional Bank 2 Financing Line was set to terminate, with amounts outstanding under the Regional Bank 2 Financing Line due to mature, on August 16, 2023, subject to certain exceptions. This agreement was paid in full on December 15, 2022 and voluntarily terminated by the Company on that date.
The amount advanced by Regional Bank 2 for each eligible loan was based on the unpaid principal balance of the loan, the loan-to-value ratio of the loan, and the FICO score of the borrower, depending on the type of loan and the aforementioned criteria. Prior to the February 11, 2022 amendment, the interest rate on any outstanding balance under the Facility Documents was the greater of (1) the sum of (A) one-month LIBOR and (B) 2.30%, and (2) 3.13%. After the February 11, 2022 amendment, interest accrued on any outstanding balance at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus a pricing margin equal to 2.41% per annum; provided that the interest rate may not be less than 3.125% per annum.
The obligations of the Borrowers under the Facility Documents were guaranteed by the Company pursuant to a Guaranty Agreement (the “Guaranty”) executed contemporaneously with the Facility Documents. In addition, the Company was subject to various financial and other covenants, including, as of the last day of any fiscal quarter, requirements surrounding the Company’s: (1) tangible net worth; (2) ratio of (A) EBITDA to (B) debt service; (3) ratio of total liabilities to total tangible net worth; and (4) liquidity.
In addition, the Facility Documents contained events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, bankruptcy or insolvency proceedings, and other events of default customary for this type of transaction. The remedies for such events of default were customary for this type of transaction and included acceleration of the principal amount outstanding under the Facility Documents and Regional Bank 2’s right to liquidate the collateral then subject to the Facility Documents.
The Borrowers were also required to pay certain customary fees to Regional Bank 2 and to reimburse Regional Bank 2 for certain costs and expenses incurred in connection with its management and administration of this financing line.
The following table sets forth the details of our financing lines as of each of December 31, 2022 and 2021:

		Interest Rate Pricing Spread (A)	Drawn Amount
Line of Credit (Note Payable)	Base Interest Rate		December 31, 2022	December 31, 2021
		($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.95%	$352,038	N/A
Multinational Bank 2 (2)	1 month SOFR	1.95% - 2.00%	N/A	$362,899

Global Investment Bank 1 (3)	1 month or 3 month SOFR	1.70% - 3.50%	N/A	103,149
Global Investment Bank 2 (4)	1 month SOFR	2.20% - 3.45%	—	231,981
Global Investment Bank 3 (5)	Compound SOFR	2.80% (5)	119,137	109,283

Institutional Investors A and B (6)	1 month Term SOFR	3.50%	168,695	N/A

Regional Bank 1 (7)	1 month SOFR	2.50% - 3.50%	—	34,838
Regional Bank 2 (8)	1 month SOFR	2.41%	N/A	11,258
Total			$639,870	$853,408
(A) See below descriptions for timing of applicable transitions from LIBOR to SOFR as base interest rate and corresponding applicable definitions of “Term” and “Average” SOFR, and “SOFR base”.
(1) On April 13, 2022, the Company and two of its subsidiaries entered into a master repurchase agreement with a multinational bank (“Multinational Bank 1”) through the execution of a master repurchase agreement between the Company as guarantor, and two of its subsidiaries, as sellers, and Multinational Bank 1 as buyer, with an original maximum facility limit of $340.0 million. Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every six months for a maximum six month term. On August 4, 2022, the maximum line of credit under the facility with Multinational Bank 1 was increased by $260.0 million to a maximum facility limit of $600.0 million. As of December 31, 2022, the loan financing facility had been set to expire on January 26, 2023; however, on January 25, 2023, it was extended through July 25, 2023 in accordance with the original terms of the agreement (see Note 17 - Subsequent Events).

(2) This agreement expired by its terms on October 14, 2022, after being paid in full.

(3) This agreement expired by its terms on October 5, 2022, after being paid in full.

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

0.00% and (ii) Term SOFR and (B) a pricing spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a pricing spread of 2.00% - 3.25%.

(5) On March 2, 2022, the agreement was extended to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate plus a pricing spread equal to 20 basis points, plus the prior pricing spread. Prior to January 1, 2022, interest was based on 3-month LIBOR plus a pricing spread of 2.25%. On December 19, 2022, the facility was amended to increase the facility limit up to $286.0 million by adding a static pool of additional mortgage loans to the facility and extended the termination date to December 19, 2023; however, it did not extend the revolving period, which ended on December 19, 2022. The interest rate pricing spread was also amended to 2.80% for the first three months following the amendment date, which will increase by an additional 50 basis points every three months thereafter. Additionally, the amendment generally removed “mark to market” provisions from the previous agreement, and requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of the Global Investment Bank 3, which account is for its benefit and under its sole control. The Company held restricted cash pertaining to Global Investment Bank 3’s interest rate futures account included in “restricted cash” of approximately $1.7 million on the Company’s consolidated balance sheet as of December 31, 2022.

(6) On October 4, 2022, Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The master repurchase agreements were set to expire on January 4, 2023, with a one-time three month extension period option. The Company subsequently repaid this financing facility in full on January 4, 2023. The Company held restricted cash pertaining to this lender’s cash collateral requirements included in “restricted cash” of approximately $3.8 million on the Company’s consolidated balance sheet as of December 31, 2022, which was released on January 4, 2023.

(7) On March 7, 2022, the agreement was amended to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the loan financing line at a rate based on Term SOFR plus an additional pricing spread. Prior to March 7, 2022, interest was based on 1-month LIBOR plus a pricing spread of 2.50% - 3.13%. We intend to allow this financing facility to expire in accordance with the terms of the agreement.

(8) This agreement was paid in full on December 15, 2022 and voluntarily terminated by the Company.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2022:

Line of Credit (Note Payable)	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$352,038	$247,962

Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	119,137	119,137	—

Institutional Investors A and B (2)	168,695	168,695	—

Regional Bank 1 (1)	75,000	—	75,000
Total	$1,212,832	$639,870	$572,962

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of December 31, 2022, these financing facilities had no unused borrowing capacity as the outstanding borrowings were based on static pools of mortgage loans.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury Securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines.
The following table sets forth certain characteristics of our short-term repurchase facilities as of December 31, 2022 and 2021:

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	$52,544	6.07%	13
Total	$52,544	6.07%	13

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S Treasury Securities	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13
(1) A portion of repurchase debt outstanding as of December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Item 8, Note 6 - Investment Securities.

The following table presents the amounts of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2021	27,796	57,470	27,796
Q2 2021	787,176	407,486	787,176
Q3 2021	489,287	173,265	489,287
Q4 2021	609,251	206,897	609,251
Q1 2022	477,422	272,282	477,422
Q2 2022	128,365	92,598	132,629
Q3 2022	67,454	50,988	67,454
Q4 2022	52,544	56,426	63,357

We utilize short‑term repurchase facilities on our RMBS portfolio and to finance assets for REIT asset test purposes. Over time, the need to purchase securities for REIT asset test purposes will be reduced as we obtain and participate in additional securitizations and acquire assets directly for investment purposes. We will continue to use repurchase facilities on our RMBS portfolio to add additional leverage which increases the yield on those assets. Our use of repurchase facilities is generally highest at the end of any particular quarter, as shown in the table above, where the quarter-end balance and the highest month-end balance in each quarter are typically equivalent.
Securitization Transactions
Subsequent to December 31, 2022, on January 31, 2023, we and other Angel Oak Capital-managed entities contributed loans into an approximately $580.5 million scheduled principal balance securitization transaction (AOMT 2023-1) backed by a pool of residential mortgage loans. Our contributed mortgage loans had a scheduled principal balance of approximately $241.3 million. We may strategically enter into similar securitizations with other Angel Oak Capital-managed entities in the future, and / or issue securitizations where we are the sole participant, as we did in 2022 and 2021, as further described below.
In July 2022, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 48% of which were mortgage loans originated by third parties and the remainder of which were originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2022-4 issued approximately $177.6 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $152.2 million and retained cash of $2.3 million, which was used for operational purposes. We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet as of December 31, 2022.
In February 2022, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 56% of which were mortgage loans originated by third parties and the remainder of which were originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2022-1 issued approximately $551.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $458.3 million and retained cash of $60.9 million, which was used to acquire additional non‑QM loans, pay down repurchase facilities, and acquire other target assets. We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-1 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet as of December 31, 2022.
In November 2021, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, a substantial majority of which were non‑QM loans originated by our affiliate mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2021-7 issued approximately $386.9 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $331.8 million and retained cash of $39.8 million, which was used to acquire additional non‑QM loans, pay down repurchase facilities, and acquire other target assets. We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2021-7 securitization on our consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2022 and 2021.
In August 2021, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, a substantial majority of which were non‑QM loans originated by our affiliate mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2021-4 issued approximately $316.6 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $249.0 million and retained cash of $55.8 million, which was used to acquire additional non‑QM loans, pay down repurchase facilities, and acquire other target assets. We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the securitization on our consolidated balance sheets, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2022 and 2021.

Leverage and Hedging Strategies

We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions.
Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options.
Cash Availability
Cash and cash equivalents

Our cash balance as of December 31, 2022 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. Due to market volatility, some of our cash was restricted, as further described below, by margin maintenance requirements by certain whole loan financing facility counterparties, along with cash collateral held by counterparties for interest rate futures and repurchase obligations. We sold certain residential mortgage loans in a bulk sale in the fourth quarter of 2022, as part of our strategic initiative to reduce the more seasoned loans in our portfolio, reduce debt, and generate liquidity to protect our capital structure. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $10.6 million as of December 31, 2022 was comprised of: $5.6 million in margin collateral required by certain whole loan financing facility counterparties (as referred to above), the majority of which cash margin required was fully released subsequent to December 31, 2022; $1.1 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $3.9 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2022.

Restricted cash of approximately $11.5 million as of December 31, 2021 was comprised of: $4.3 million in interest rate futures margin collateral, $2.3 million in TBA margin collateral, and $4.9 million in margin collateral for securities sold under agreements to repurchase. Our whole loan financing facility counterparties did not require any margin collateral as of December 31, 2021.

Cash Flows

	For the Years Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Cash flows used in operating activities	$(331,127)	$(1,567,946)
Cash flow provided by (used in) investing activities	$664,333	$(460,484)
Cash flows provided by (used in) financing activities	$(345,654)	$2,034,766
Net increase (decrease) in cash and restricted cash	$(12,448)	$6,336

Cash flows used in operating activities of $331.1 million for the year ended December 31, 2022 as compared to $1.6 billion in outflows for the year ended December 31, 2021 were primarily due to a net loss for the year ended December 31, 2022, compared to net income for 2021, along with the purchase of residential mortgage loans during the year ended December 31, 2022 (though fewer than in 2021), partially offset by the sale of residential mortgage loans in 2022.

Investing cash net inflows of $664.3 million for the year ended December 31, 2022 as compared to net outflows of $460.5 million for the year ended December 31, 2021 were primarily due to fewer purchases of RMBS during the year ended December 31, 2022 as compared to 2021.

Financing cash outflows of $345.7 million for the year ended December 31, 2022 as compared to inflows of $2.0 billion for the year ended December 31, 2021 was primarily due to the net payments nature of financing activities during 2022 including net repayment activities on both securities sold under agreements to repurchase and net payments on notes payable, while the net inflows of 2021 were primarily due to proceeds received from the IPO, contributions received from our former sole stockholder, and proceeds received from our private placement concurrent with the IPO.

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

Management discusses the ongoing development and selection of the critical accounting policies as set forth below with the Audit Committee of our Board of Directors:

Fair Value Measurements
We report various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. This definition of fair value focuses on exit price and prioritizes the use of market-based inputs over entity-specific inputs when determining fair value. Inputs may be observable (reflecting assumptions that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity) or unobservable (the entity’s own assumptions).

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

The fair value hierarchy is categorized into three broad levels (Levels 1, 2, and 3) based on the inputs as described in Part II, Item 8, Note 11 – Fair Value Measurements. The degree of judgment exercised in determining fair value is significant for investments categorized in Level 2, and greatest for investments categorized in Level 3, as the inputs to these levels are less observable or unobservable in the market, and therefore the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed.

Valuation estimates are subject to uncertainty due to inherently subjective valuation inputs. The most significant valuation estimates to us regarding assets are those for residential mortgage loans (including residential mortgage loans in securitization trusts) and Non-Agency RMBS, as those two categories of assets are the largest asset classes on our balance sheet subject to Level 2 or Level 3 valuation estimates. The most significant valuation estimates to us regarding liabilities relates to the portion of the non-recourse securitization obligations, collateralized by residential mortgage loans, for which the fair value option was elected, which is subject to Level 2 valuation estimates. The assumptions regarding valuations for these asset and liability categories are described as follows:

•Residential Mortgage Loans (including Residential Mortgage Loans in Securitization Trusts) - Our company recognizes residential mortgage loans at fair value. The fair value of the residential mortgage loans is predominantly based on trading activity observed in the marketplace, provided by a third‑party pricing service. The third‑party pricing service obtains comparative pricing from banks, brokers, hedge funds, REITs and from its own brokerage business. The third‑party pricing service also maintains a spread matrix created from trading levels observed in the secondary market and from indications of holding values in client investments. The spreads are meant to depict the required spread demanded by investors in the current environment. The matrix is segregated by loan structure type (hybrid arm, fixed rate, home equity line of credit, second lien, pay option arm, etc.), delinquency status, and loan to value strata. Significant matrix inputs are analyzed at the loan level. The performing residential mortgage loans are categorized as Level 2 in the fair value hierarchy, while non‑performing loans are categorized as Level 3 given their limited marketability and availability of observable valuation inputs. Both Level 2 and Level 3 loans matrix inputs include collateral behavioral models including prepayment rates, default rates, loss severity, and discount rates.

•Non‑Agency RMBS (“Non‑Agency”) - Non‑Agencies consist of investments in collateralized mortgage obligations. Our company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for the investments. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline Discount Margin/Yield, recovery assumptions, tranche type, collateral coupon, age and loan size and other inputs specific to each security. These quotes are most reflective of the price that would be achieved if the security was sold to an independent third party on the date of the consolidated financial statements. Non‑Agencies are categorized in Level 2 of the fair value hierarchy.

•Non-recourse securitization obligations, collateralized by residential mortgage loans - The portion of this obligation for which we have elected the fair value option uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts. Our company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline discount margin/yield, recovery assumptions, tranche type, collateral coupon, age and loan size, and other inputs specific to each security. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the consolidated financial statements. The portion of this liability for which we have elected the fair value option is categorized as Level 2 in the fair value hierarchy.

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

The securitization trusts are structured as entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. Our risks associated with our involvement with these VIEs are limited to our risks and rights as a holder of the security we have retained as well as certain risks which may occur when we act as either the sponsor and/or depositor of and the seller, directly or indirectly to, the securitization entities.
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

To the Stockholders and Board of Directors
Angel Oak Mortgage REIT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Angel Oak Mortgage REIT, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder(s)’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Assessment of the valuation of residential mortgage loans at fair value

As discussed in Notes 2, 3, 4, and 11 to the consolidated financial statements, the Company records performing residential mortgage loans and residential mortgage loans in securitization trusts (together, “residential mortgage loans”) at fair value on its consolidated balance sheet as a result of electing the fair value option at the time of acquisition. As of December 31, 2022, the recorded balance of the Company’s residential mortgage loans was $1.8 billion. The Company determines the fair value of its residential mortgage loans based on trading activity observed in the marketplace, provided by a third-party pricing service, using both market comparable information and discounted cash flow modeling techniques.

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
Atlanta, Georgia
March 20, 2023

Angel Oak Mortgage REIT, Inc.
Consolidated Balance Sheets

(in thousands, except for share data)

	As of:
	December 31, 2022	December 31, 2021
ASSETS
Residential mortgage loans - at fair value	$770,982	$1,061,912
Residential mortgage loans in securitization trusts - at fair value	1,027,442	667,365
Commercial mortgage loans - at fair value	9,458	18,664
RMBS - at fair value	1,055,338	485,634
CMBS - at fair value	6,111	10,756
U.S. Treasury Securities - at fair value	—	249,999
Cash and cash equivalents	29,272	40,801
Restricted cash	10,589	11,508
Principal and interest receivable	17,497	25,984
Deferred tax asset	3,457	—
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	14,756	2,428
Other assets	1,310	2,878
Total assets	$2,946,212	$2,577,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$639,870	$853,408
Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts (see Note 3)	1,003,485	616,557
Securities sold under agreements to repurchase	52,544	609,251
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	—	728
Due to broker	1,006,022	—
Accrued expenses	1,288	442
Accrued expenses payable to affiliate	2,006	1,425
Interest payable	2,551	1,283
Income taxes payable	—	1,600
Management fee payable to affiliate	1,967	1,845
Total liabilities	$2,709,733	$2,086,539

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. As of December 31, 2022: no shares issued and outstanding. As of December 31, 2021: 12% cumulative, non-voting, 125 shares issued and outstanding.	—	101
Common stock, $0.01 par value. As of December 31, 2022: 350,000,000 shares authorized, 24,925,357 shares issued and outstanding. As of December 31, 2021: 350,000,000 shares authorized, 25,227,328 shares issued and outstanding.	249	252
Additional paid-in capital	475,379	476,510
Accumulated other comprehensive income (loss)	(21,127)	3,000
Retained earnings (deficit)	(218,022)	11,527
Total stockholders’ equity	$236,479	$491,390
Total liabilities and stockholders’ equity	$2,946,212	$2,577,929

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share data)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
INTEREST INCOME, NET
Interest income	$115,544	$60,555
Interest expense	63,024	11,476
NET INTEREST INCOME	52,520	49,079

REALIZED AND UNREALIZED LOSSES, NET
Net realized loss on mortgage loans, derivative contracts, RMBS, and CMBS	(8,717)	(4,926)
Net unrealized loss on mortgage loans, debt at fair value option (see Note 3), and derivative contracts	(201,753)	(2,392)
TOTAL REALIZED AND UNREALIZED LOSSES, NET	(210,470)	(7,318)

EXPENSES
Operating expenses	12,179	6,060
Due diligence and transaction costs	1,376	2,551
Stock compensation	5,753	1,715
Operating expenses incurred with affiliate	3,096	2,828
Securitization costs	3,137	—
Management fee incurred with affiliate	7,799	5,894
Total operating expenses	33,340	19,048

INCOME (LOSS) BEFORE INCOME TAXES	(191,290)	22,713
Income tax expense (benefit)	(3,457)	1,600
NET INCOME (LOSS)	(187,833)	21,113
Preferred dividends	(14)	(15)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(187,847)	$21,098
Other comprehensive income (loss)	(24,127)	4,039
TOTAL COMPREHENSIVE INCOME (LOSS)	$(211,974)	$25,137

Basic earnings (loss) per common share	$(7.65)	$1.02
Diluted earnings (loss) per common share	$(7.65)	$1.01

Weighted average number of common shares outstanding:
Basic	24,547,916	20,601,964
Diluted	24,547,916	20,852,554

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Changes in Stockholder(s)’ Equity

(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder(s)’ Equity
Stockholder’s equity as of December 31, 2020	$101	$157	$246,489	$(1,039)	$2,601	$248,309
Contributions from common stockholder prior to IPO	—	—	56,261	—	—	56,261
Private placement concurrent with IPO	—	21	39,979	—	—	40,000
Common stock issued in IPO	—	72	136,728	—	—	136,800
Shares repurchased	—	(3)	(4,657)	—	—	(4,660)
Non-cash equity compensation	—	5	1,710	—	—	1,715
Dividends declared - preferred	—	—	—	—	(15)	(15)
Unrealized gain on RMBS and CMBS	—	—	—	4,039	—	4,039
Dividends paid on common stock (1)	—	—	—	—	(12,172)	(12,172)
Net income	—	—	—	—	21,113	21,113
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	$491,390
Redemption of preferred stock	(101)	—	(24)	—	—	(125)
Dividends declared - preferred	—	—	—	—	(14)	(14)
Repurchase of common stock	—	(3)	(6,860)	—	—	(6,863)
Non-cash equity compensation	—	—	5,753	—	—	5,753
Unrealized loss on RMBS and CMBS	—	—	—	(24,127)	—	(24,127)
Dividends paid on common stock (2)	—	—	—	—	(41,702)	(41,702)
Net loss	—	—	—	—	(187,833)	(187,833)
Stockholders’ equity as of December 31, 2022	$—	$249	$475,379	$(21,127)	$(218,022)	$236,479

(1) Dividends paid on common stock for the year ended December 31, 2021 at $0.12 per share of common stock on August 31, 2021, and $0.36 per share of common stock on November 30, 2021.

(2) Dividends paid on common stock for the year ended December 31, 2022 at $0.45 per share of common stock on March 31, 2022, May 31, 2022, August 31, 2022, and $0.32 per share of common stock on November 30, 2022.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(187,833)	$21,113
Adjustments to reconcile net income to net cash used in operating activities:
Net realized losses	8,717	4,926
Net unrealized loss on mortgage loans and derivative contracts	201,753	2,392
Amortization of debt issuance costs	1,053	458
Net amortization of premiums and discounts on mortgage loans	9,370	635
Non-cash stock compensation	5,753	1,715
Net change in:
Purchases of residential mortgage loans from affiliates	(567,324)	(909,442)
Purchases of residential mortgage loans from non-affiliates	(427,940)	(820,141)
Sale of residential mortgage loans	252,709	—
Principal payments on residential mortgage loans	285,797	138,587
Margin received from interest rate futures contracts	75,432	13,253
Principal and interest receivable	12,156	(20,926)
Receivable from affiliate	—	14
Other assets	(130)	(6,172)
Management fee payable to affiliate	122	1,845
Accrued expenses	846	321
Accrued expenses payable to affiliate	581	693
Deferred tax (benefit) expense	(3,457)	1,600
Interest payable	1,268	1,183
NET CASH USED IN OPERATING ACTIVITIES	$(331,127)	$(1,567,946)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS and CMBS	(419,748)	(1,481,011)
Purchases of investments in U.S. Treasury Securities	(349,992)	(604,995)
Sale of investments in RMBS and CMBS	812,107	1,120,071
Maturities of U.S. Treasury Securities	600,000	504,984
Principal payments on RMBS and CMBS securities	14,067	11,234
Purchases of commercial mortgage loans from affiliate	—	(12,328)
Origination of commercial mortgage	(3,180)	—
Sale of commercial mortgage loans to third parties	11,026	1,540
Principal payments on commercial mortgage loans	53	21
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$664,333	$(460,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from prior common stockholder	—	56,261
Proceeds from issuance of common stock in IPO	—	136,800
Proceeds from private placement concurrent with IPO	—	40,000
Repurchase of common stock	(6,863)	(4,660)
Redemption of preferred stock	(125)	—
Dividends paid to common stockholders	(41,702)	(12,172)
Principal payments on loans held in securitization trusts	(201,607)	(60,594)
Preferred dividends paid	(14)	(15)
Cash paid for debt issuance costs	(457)	(3,002)
Proceeds from securitizations	675,359	679,685
Net proceeds from (purchases of) securities sold under agreements to repurchase	(556,707)	430,960
Net proceeds from the sale of residential loans	(221,229)	—
Net proceeds from (payments on) notes payable	7,691	771,503
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(345,654)	$2,034,766

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(12,448)	$6,336
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	52,309	45,973
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$39,861	$52,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$61,611	$10,293

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

1.    Organization
Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company”), is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make investments in first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of affiliates, Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Mortgage Lending”), which currently operates primarily through a wholesale channel operated by Angel Oak Mortgage Solutions, LLC, and has a national origination footprint. During the third quarter of 2022, a majority of the assets of Angel Oak Home Loans, LLC were sold to a third party. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
The Company is a Maryland corporation incorporated on March 20, 2018. On September 18, 2018, the Board of Directors of the Company (the “Board of Directors”) authorized the Company to commence operations and on October 19, 2018 the Company began its investing activities. The Company achieves certain of its investment objectives by investing a portion of its assets in its wholly‑owned subsidiary, Angel Oak Mortgage REIT TRS, LLC (“AOMR TRS”), a Delaware limited liability company formed on March 21, 2018, which invests its assets in Angel Oak Mortgage Fund TRS, a Delaware statutory trust formed on June 15, 2018.

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

Concurrently with the completion of the IPO, the Company sold an additional 2,105,263 shares of common stock to an institutional investor in a private placement at $19.00 per share, for total proceeds of approximately $40.0 million.

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

The Company’s Manager and REIT status

The Company is externally managed and advised by Falcons I, LLC (the “Manager”), a registered investment adviser with the SEC. The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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
Reclassifications
Certain amounts reported in prior periods in the financial statements have been reclassified to conform to the current year’s presentation. For comparative purposes, and to enhance transparency of the Company’s balance sheet, “other assets” on the consolidated

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

balance sheet as of December 31, 2021 in the amount of $2.4 million have been reclassified to unrealized appreciation on TBAs and interest rate futures contracts - at fair value, leaving a remaining balance of $2.9 million of other assets.
Recent Accounting Standards - Recently Issued
None.
Recent Accounting Standards - Recently Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. In January 2021, the FASB amended the standard to clarify option expedients and exceptions for contract modifications and hedge accounting. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and was adopted over time as reference rate reform activities occurred. During 2022, the Company amended all of its contracts that had referenced a U.S. Dollar LIBOR tenor to the Secured Overnight Financing Rate (“SOFR”). The Company has determined that the impact of this accounting standard is immaterial to its financial statements.
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
Determining the primary beneficiary of a VIE requires judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities of the VIE’s economic performance, or power, such as rights to replace the servicer without cause and call the collateral after the expiration of the call period.
As of December 31, 2022 and 2021, the Company was considered to be a primary beneficiary in certain VIEs which held certain interests in the assets held by consolidated securitization vehicles which were created under the purview of its wholly-owned securitization shelf, Angel Oak Mortgage Trust (“AOMT”) II, LLC. These securitization vehicles are consolidated on the Company’s consolidated balance sheet, and are restricted by the structural provisions of the associated securitization trusts. The recovery of the Company’s investment in the securitization vehicles, if any, will be limited by each securitization vehicle’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s consolidated balance sheets as of December 31, 2022 and 2021, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.
The Company was not a primary beneficiary in the VIEs in which it participated prior to December 31, 2021. These VIEs are comprised of the securitizations in which the Company participated within the purview of Angel Oak Mortgage Trust I.
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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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
Restricted Cash
Restricted cash represents cash held at financial institutions for margin on whole loans required by certain counterparties, margin on futures trading activity, and short-term cash collateral for repurchase agreements.
Fair Value Measurements
The Company reports various investments at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. This definition of fair value focuses on exit price and prioritizes the use of market‑based inputs over entity‑specific inputs when determining fair value. In addition, the framework for measuring fair value establishes a three‑level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. See Note 11, Fair Value Measurements for further discussion on fair value measurements.
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
RMBS, CMBS, and U.S. Treasury Securities (“Investment Securities”), at Fair Value; and Purchase and Sale of Investment Securities
The Company classifies its investments in RMBS, CMBS, and U.S. Treasury Securities as available for sale and accordingly records them at fair value in the consolidated balance sheets. Changes in fair value for these Investment Securities are reported in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).
Residential Mortgage Loans, Residential Mortgage Loans in Securitization Trusts, and Commercial Mortgage Loans, at Fair Value

The Company’s investments in residential mortgage loans, including those held in securitization trusts, and commercial loans are recorded using the fair value option in ASC Topic 825 - Financial Instruments, and therefore recorded at fair value in the consolidated balance sheets. Changes in fair value are reported in current earnings in “net unrealized loss on mortgage loans, debt at fair value option, and derivative contracts” in the consolidated statements of operations and comprehensive income (loss). Residential and commercial mortgage loans include loans that the Company may be marketing for sale to third parties, including transfers to securitization entities with either solely contributed loans or with loans contributed to securitization entities along with other Angel Oak entities.

When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company’s cost basis in REO is equal to the lower of cost or fair value of the real estate associated with the foreclosed mortgage loan, less expected costs to sell. The fair value of such REO is typically based on management’s estimates which generally use information including general economic data, broker opinions of value, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.

Non-recourse securitization obligations, collateralized by residential mortgage loans (a portion of which is at Fair Value)
The portion of this obligation for which we have elected the fair value option uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts to determine fair value. Changes in fair value are reported in current earnings in “net unrealized loss on mortgage loans, debt at fair value option, and derivative contracts” in the consolidated statements of operations and comprehensive income (loss). The Company also discloses fair value for the portion of this obligation for which we have elected to hold at amortized cost. See Note 11, Fair Value Measurements.
Derivative Financial Instruments, at Fair Value

The Company uses a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. Derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value on the consolidated balance sheets. These derivative financial

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

instrument contracts are not designated as hedges for U.S. GAAP purposes; therefore, all changes in fair value are recognized in earnings. See Note 10, Derivative Financial Instruments for further information.

Revenue Recognition
Investment Securities
Interest income on Investment Securities is recognized based on outstanding principal balances and contractual terms. Premiums and discounts are generally amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayments.
Residential Mortgage Loans
Interest income on residential mortgage loans is recognized using the effective interest method over the life of the loans. The amortization of any premiums and discounts is included in interest income. Interest income recognition is suspended when residential mortgage loans are placed on non-accrual status. Generally, residential mortgage loans are placed on non-accrual status when delinquent for more than 90 days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date residential mortgage loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Interest received after the loan becomes past due or impaired is used to reduce the outstanding loan principal balance.
Commercial Mortgage Loans
Interest income on commercial mortgage loans is recognized using the effective interest method over the life of the loans. The amortization of any related premiums and discounts is included in interest income. Interest income recognition is suspended when the commercial mortgage loan becomes more than 90 days past due. Interest received after the loan becomes past due or impaired is used to reduce the outstanding loan principal balance. A delinquent loan previously placed on non-accrual status is placed back on accrual status when all delinquent principal and interest has been remitted by the borrower. Alternatively, the delinquent or impaired loan may be placed back on accrual status if restructured and after the loan is considered re‑performing. A restructured loan is considered re‑performing when the loan has been current for at least 12 months.
Repurchase Agreements
At times, the Company finances purchases of residential and commercial mortgage loans and Investment Securities through the use of repurchase agreements. The repurchase agreements are treated as collateralized financing transactions, which expire within approximately one year or less and are carried at their contractual amounts, including accrued interest as specified in the respective agreements. Interest paid and accrued in accordance with repurchase agreements is recorded as interest expense.
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

Income Taxes
The Company has elected to be taxed as a REIT under the Code starting with its taxable year ended December 31, 2019. Accordingly, the Company will generally not be subject to corporate U.S. federal income tax to the extent that the Company makes qualifying distributions to stockholders, and provided that the Company satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution, and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state, and any applicable local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which the Company lost its REIT qualification. Accordingly, the failure to qualify as a REIT could have a material adverse impact on the Company’s results of operations and amounts available for distribution to stockholders.
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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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
Effective for tax years beginning after December 31, 2022, the Inflation Reduction Act, which was signed into law on August 16, 2022, imposes a 15% alternative minimum tax (“AMT”) on the adjusted financial statement income (“AFSI”) of “Applicable Corporations”. The term “Applicable Corporations” does not include REITs but does include TRSs whose three-year average AFSI exceeds $1 billion.
Current and deferred taxes are recorded on earnings (losses) recognized by AOMR TRS. Deferred income tax assets and liabilities are calculated based upon temporary differences between the Company’s U.S. GAAP consolidated financial statements and the U.S. federal and state tax basis of assets and liabilities as of the consolidated balance sheet date. If any deferred tax assets exist, the Company evaluates the realizability of such, and subsequently may recognize a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of a deferred tax asset, the Company will consider expected future taxable income, existing and projected book to tax differences, and any tax planning strategies. Such an analysis is inherently subjective, as it is based on forecast earnings and business and economic activity. See Note 12 — Income Taxes, for further details regarding the Company’s deferred tax assets.
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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. A significant portion of the Company’s financial assets and liabilities, including the Company’s whole loan investments (which include residential mortgage loans, residential mortgage loans held in securitization trusts, and commercial loans), investment securities, loan financing facilities, and security repurchase facilities, are interest earning or interest bearing and, as a result, the Company is subject to risks arising from fluctuations in the prevailing levels of market interest rates. In addition, all of the Company’s warehouse loan financing arrangements (notes payable) have a variable rate component or include rates which reset monthly and add additional risk due to fluctuations in market interest rates. Any excess cash and cash equivalents of the Company are invested in instruments earning short‑term market interest rates.
Subject to maintaining its qualification as a REIT and maintaining its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company may utilize various derivative instruments and other hedging instruments to mitigate interest rate risk.
Liquidity Risk
An insufficient secondary market may prevent the liquidation of an asset or limit the funds that can be generated from selling an asset. A portion of the Company’s financial assets are considered to be illiquid and may be subject to high liquidity risk. Furthermore, the Company’s use of financial leverage exposes the Company to increased liquidity risks from margin calls and potential breaches of the financial covenants under its borrowing facilities, which could result in the Company being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.
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

Angel Oak Mortgage REIT, Inc.
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
During the year ended December 31, 2022, in the AOMT 2022-4 and the AOMT 2022-1 transactions, the Company securitized and consolidated approximately $722.3 million unpaid principal balance of seasoned residential non-QM mortgage loans. During the year ended December 31, 2021, in the AOMT 2021-4 and AOMT 2021-7 transactions, the Company securitized and consolidated approximately $703.5 million unpaid principal balance of seasoned residential non-QM mortgage loans.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the consolidated balance sheet related to these consolidated VIEs as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Assets:	(in thousands)
Residential mortgage loans in securitization trusts - cost	$1,193,879	$665,510
Fair value adjustment	(166,437)	1,855
Residential mortgage loans in securitization trusts - at fair value	$1,027,442	$667,365

Accrued interest receivable	$1,995	$1,728

Liabilities (1):
Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, amortized cost	$474,070	$619,108
Less: debt issuance costs capitalized	(1,145)	(2,551)
Non-recourse securitization obligations, collateralized by residential mortgage loans, amortized cost, net	$472,925	$616,557

Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, subject to fair value adjustment	$611,114	$—
Fair value adjustment	(80,554)	—
Non-recourse securitization obligations, collateralized by residential mortgage loans - at fair value, net	$530,560	$—

Total non-recourse securitization obligations, collateralized by residential mortgage loans, net	$1,003,485	$616,557
(1) Debt issuance costs for non-recourse securitization obligations electing the fair value option are recorded to expense upon issuance of the securitization. Debt issuance costs incurred with the issuances of non-recourse securitization obligations for which the fair value option was not elected are presented at amortized cost.
Income and expense amounts related to the consolidated VIEs recorded in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021 is set forth as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Interest income	$48,443	$7,933
Interest expense, non-recourse liabilities (1)	(26,223)	(1,792)
Net interest income	$22,220	$6,141
Net unrealized loss on mortgage loans in securitization trusts - at fair value	(168,292)	(1,308)
Unrealized gain on mark-to-market of non-recourse securitization obligation - at fair value	80,554	—
Securitization expenses (2)	(3,137)	—
Realized losses and operating expenses	(1,525)	(86)
Net income (loss) from consolidated VIEs	$(70,180)	$4,747
(1) Includes amortization of debt issuance expenses for AOMT 2021-7 and AOMT 2021-4.
(2) Includes securitization expenses for AOMT 2022-4 and AOMT 2022-1.

VIEs for Which the Company is Not the Primary Beneficiary
In 2019 and 2020, the Company co‑sponsored and participated in the formation of various entities that were considered to be VIEs. These VIEs were formed to facilitate securitization issuances that were comprised of secured residential whole loans or small balance commercial loans contributed to securitization trusts.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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
In the securitizations issued prior to 2021, the Company generally retained investments in subordinated or interest-only tranches of RMBS and CMBS, which involve greater credit risk than the senior classes of the securitizations’ issue or series. Certain subordinated securities absorb all losses from any defaults before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement; meaning that the ultimate risk relating to these retained investments would be the total amount of the bond.
The securities received in the aforementioned 2019 and 2020 securitization transactions are included in “RMBS - at fair value” and “CMBS - at fair value” on the consolidated balance sheets as of December 31, 2022 and 2021, and details on the accounting treatment and fair value methodology of the securities can be found in Note 11, Fair Value Measurements. See Note 6, Investment Securities, for the fair value of AOMT securities held by the Company as of December 31, 2022 and 2021 that were retained by the Company as a result of the securitization transactions in 2020 and 2019.

4.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of December 31, 2022 and 2021:

As of:	December 31, 2022	December 31, 2021
	($ in thousands)
Cost	$886,661	$1,063,146

Unpaid principal balance	$864,171	$1,022,461
Net premium on mortgage loans purchased	22,489	40,685
Change in fair value	(115,678)	(1,234)
Fair value	$770,982	$1,061,912

Weighted average interest rate	4.80%	4.49%

Weighted average remaining maturity (years)	30	30
During the year ended December 31, 2022, the Company sold, on a servicing released basis, residential mortgage loans with a gross weighted average coupon of approximately 4.5%, and a cost basis of approximately $315.6 million. The purchase price for the mortgage loans acquired by the buyer was $252.7 million, and in conjunction with the sale, we repaid $221.2 million of warehouse financing debt.
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of December 31, 2022 and 2021:

As of:	December 31, 2022	December 31, 2021
	($ in thousands)
Number of mortgage loans 90 or more days past due	11	8
Recorded investment in mortgage loans 90 or more days past due	$7,230	$3,241
Unpaid principal balance of loans 90 or more days past due	$7,043	$3,100

Number of mortgage loans in foreclosure	2	7
Recorded investment in mortgage loans in foreclosure	$820	$2,125
Unpaid principal balance of loans in foreclosure	$849	$2,113

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

5.    Commercial Mortgage Loans
Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of December 31, 2022 and 2021:

As of:	December 31, 2022	December 31, 2021
	($ in thousands)
Cost	$9,928	$18,641

Unpaid principal balance	$9,928	$18,698
Net discount on mortgage loans purchased	—	(51)
Change in fair value	(470)	17
Fair value	$9,458	$18,664

Weighted average interest rate	7.03%	6.25%

Weighted average remaining maturity (years)	8	8

There were no commercial mortgage loans more than 90 days overdue as of December 31, 2022, and there was one commercial mortgage loan more than 90 days overdue as of December 31, 2021 which loan was also in foreclosure. Subsequent to December 31, 2021, the commercial mortgage loan that had been more than 90 days overdue and in foreclosure as of December 31, 2021 was sold to a third party.

During the year ended December 31, 2022, the Company sold commercial loans with an unpaid principal balance of $11.2 million and market value of $10.5 million for cash proceeds of $11.0 million.

6.    Investment Securities
As of December 31, 2022 Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”), and CMBS as presented in the consolidated balance sheet. As of December 31, 2021, Investment Securities were comprised of RMBS, CMBS, and U.S. Treasury Securities in the consolidated balance sheet. The U.S. Treasury Securities held by the Company as of December 31, 2021 matured on January 6, 2022. The Company recognized an immaterial amount of accretion from its holdings of U.S. Treasury Securities during each of the years ended December 31, 2022 and 2021.
The following table sets forth a summary of RMBS and CMBS at cost as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
RMBS	$1,075,944	$482,824
CMBS	$6,329	$10,875

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth certain information about the Company’s investment in RMBS and CMBS as of December 31, 2022:

December 31, 2022	Real Estate Securities at Fair Value	Repurchase Debt (2)	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$1,958	$(1,470)	$488
Subordinate	49,578	(24,982)	24,596
Interest Only/Excess	10,424	(1,506)	8,918
Retained RMBS in VIEs (2)	—	(24,586)	(24,586)
Total AOMT RMBS	$61,960	$(52,544)	$9,416
Whole Pool Agency RMBS (3)
Fannie Mae	$501,458	$—	$501,458
Freddie Mac	491,920	—	491,920
Whole Pool Total Agency RMBS	$993,378	$—	$993,378
Total RMBS	$1,055,338	$(52,544)	$1,002,794

AOMT CMBS
Subordinate	$2,901	$—	$2,901
Interest Only/Excess	3,210	—	3,210
Total AOMT CMBS	$6,111	$—	$6,111

(1) AOMT RMBS held as of December 31, 2022 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2) A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $110.5 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

(3) The whole pool RMBS presented as of December 31, 2022 were purchased from a broker to whom the Company owes approximately $1.01 billion, payable upon the settlement date of the trade. See Note 8 - Due to Broker.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth certain information about the Company’s investment in RMBS and CMBS as of December 31, 2021:

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

The Company did not hold any U.S. Treasury Securities as of December 31, 2022. The following table sets forth certain information about the Company’s investment in U.S. Treasury Securities as of December 31, 2021:

Date	Face Value	Unamortized Discount, net	Amortized Cost (1)	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
December 31, 2021	$250,000	$—	$250,000	$(1)	$249,999	2.30 basis points

(1) Cost and amortized cost of U.S. Treasury Securities is substantially equal, due to the short length of time until maturity on these financial instruments.

7.    Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged; all vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. Restricted cash as of December 31, 2022 included $5.6 million in margin collateral required by certain lenders, as further described below, the majority of which was released in full subsequent to December 31, 2022. There was no such margin collateral required as of December 31, 2021.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the details of all the lines of credit available to the Company for whole loan purchases during the years ended December 31, 2022 and 2021, and the drawn amounts as of December 31, 2022 and 2021:

		Interest Rate Pricing Spread (A)	Drawn Amount
Line of Credit (Note Payable)	Base Interest Rate		December 31, 2022	December 31, 2021
		($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.95%	$352,038	N/A
Multinational Bank 2 (2)	1 month SOFR	1.95% - 2.00%	N/A	$362,899

Global Investment Bank 1 (3)	1 month or 3 month SOFR	1.70% - 3.50%	N/A	103,149
Global Investment Bank 2 (4)	1 month SOFR	2.20% - 3.45%	—	231,981
Global Investment Bank 3 (5)	Compound SOFR	2.80% (5)	119,137	109,283

Institutional Investors A and B (6)	1 month Term SOFR	3.50%	168,695	N/A

Regional Bank 1 (7)	1 month SOFR	2.50% - 3.50%	—	34,838
Regional Bank 2 (8)	1 month SOFR	2.41%	N/A	11,258
Total			$639,870	$853,408
(A) See below descriptions for timing of applicable transitions from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as base interest rate and corresponding applicable definitions of “Term” and “Average” SOFR, and “SOFR base”.

(1) On April 13, 2022, the Company and two of its subsidiaries entered into a master repurchase agreement with a multinational bank (“Multinational Bank 1”) through the execution of a master repurchase agreement between the Company as guarantor, and two of its subsidiaries, as sellers, and Multinational Bank 1 as buyer, with an original maximum facility limit of $340.0 million. Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every six months for a maximum six month term. On August 4, 2022, the maximum line of credit under the facility with Multinational Bank 1 was increased by $260.0 million to a maximum facility limit of $600.0 million. As of December 31, 2022, the loan financing facility had been set to expire on January 26, 2023; however, on January 25, 2023 was extended through July 25, 2023 in accordance with the original terms of the agreement of six-month renewals (see Note 17 - Subsequent Events).

(2) This agreement expired by its terms on October 14, 2022, after being paid in full.

(3) This agreement expired by its terms on October 5, 2022, after being paid in full.

(4) On February 4, 2022, this facility was amended to extend the initial termination date of the master repurchase agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or such subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) —% and (ii) Term SOFR and (B) a pricing spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a pricing spread of 2.00% - 3.25%.

(5) On March 2, 2022, the agreement was extended to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate plus a pricing spread equal to 20 basis points, plus the prior pricing spread. Prior to January 1, 2022, interest was based on 3-month LIBOR plus a pricing spread of 2.25%. On December 19, 2022, the facility was amended to increase the facility limit up to $286.0 million by adding a static pool of additional mortgage loans to the facility and extended the termination date to December 19, 2023; however, it did not extend the revolving period, which ended on December 19, 2022. The interest rate pricing spread was also amended to 2.80% for the first three months following the amendment date, which will increase by an additional 50 basis points every three months thereafter. Additionally, the amendment generally removed “mark to market” provisions from the previous agreement, and requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, which account is for its benefit and under its sole control. The Company held restricted cash pertaining to Global Investment Bank 3’s interest rate futures account included in “restricted cash” of approximately $1.7 million on the Company’s consolidated balance sheet as of December 31, 2022.

(6) On October 4, 2022, Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The master repurchase agreements were set to expire on January 4, 2023, with a one-time three month extension period option. The Company subsequently repaid this financing facility in full on January 4, 2023. The Company held restricted cash pertaining to this lender’s cash collateral requirements included in “restricted cash” of approximately $3.8 million on the Company’s consolidated balance sheet as of December 31, 2022, which was released on January 4, 2023.

(7) On March 7, 2022, the agreement was amended to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

beginning March 8, 2022, provided that interest will accrue on any new transactions under the loan financing line at a rate based on Term SOFR plus an additional pricing spread. Prior to March 7, 2022, interest was based on 1-month LIBOR plus a spread of 2.50% - 3.13%.

(8) This agreement was paid in full on December 15, 2022 and voluntarily terminated by the Company.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2022:

Line of Credit (Note Payable)	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$352,038	$247,962

Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	119,137	119,137	—

Institutional Investors A and B (2)	168,695	168,695	—

Regional Bank 1 (1)	75,000	—	75,000
Total	$1,212,832	$639,870	$572,962

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of December 31, 2022, these financing facilities had no unused borrowing capacity as the outstanding borrowings were based on static pools of mortgage loans.

8.    Due to Broker
The “Due to broker” account on the consolidated balance sheet as of December 31, 2022 in the amount of $1.01 billion relates to the purchase of whole pool RMBS at quarter-end in the fourth quarter of 2022. Purchases are accounted for on a trade date basis; and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade date of this purchase was prior to December 31, 2022.
For the year ended December 31, 2022, this transaction is excluded from the consolidated statement of cash flows as it is a noncash transaction. The cash for these whole pool RMBS settled on January 13, 2023, at which time these assets were simultaneously sold.

There were no such amounts due as of December 31, 2021.

9.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. As of December 31, 2022 and 2021, there was approximately $3.9 million and $4.9 million, respectively, held as margin cash collateral for repurchase agreements recorded in “restricted cash” on the consolidated balance sheets.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes certain characteristics of the Company’s repurchase agreements as of December 31, 2022 and 2021:

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	$52,544	6.07%	13
Total	$52,544	6.07%	13

December 31, 2021
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S Treasury Securities	$248,750	0.12%	6
RMBS	360,501	0.16%	18
Total	$609,251	0.15%	13
(1) A portion of repurchase debt outstanding as of December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 6 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

10.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its residential whole loans at fair value. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate, are further discussed below. Restricted cash as of December 31, 2022 and 2021 included approximately $1.1 million and $4.3 million in interest rate futures margin collateral, respectively; and zero and approximately $2.3 million in TBA margin collateral, respectively.

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

Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized loss on mortgage loans, derivative contracts, RMBS, and CMBS” for realized losses, and “net unrealized loss on mortgage loans, debt at fair value option, and derivative contracts” for unrealized gains and losses.

The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth the derivative instruments presented on the consolidated balance sheets and notional amounts as of December 31, 2022 and 2021:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
December 31, 2022	Interest rate futures	4,928	$2,211	$—	$—	$492,800
December 31, 2022	TBAs	N/A	$12,545	$—	$—	$1,041,700

December 31, 2021	Interest rate futures	10,438	$—	$(728)	$—	$1,043,800
December 31, 2021	TBAs	N/A	$2,428	$—	$—	$523,938
The gains and losses arising from these derivative instruments in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, and 2021 are set forth as follows:

As of:	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
December 31, 2022	Interest rate futures	$67,767	$2,939
December 31, 2022	TBAs	$7,295	$10,117

December 31, 2021	Interest rate futures	$13,253	$(530)
December 31, 2021	TBAs	$(3,691)	$2,428

11.    Fair Value Measurements
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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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
Valuation Techniques and Inputs
Following are descriptions of the valuation methodologies used to measure the Company’s assets and liabilities measured at fair value:
Investment Securities - U.S. Government and Agency Securities (“U.S. Treasury Securities” and “Agency whole pool loan securities”) are valued based on unadjusted, quoted prices for identical assets or liabilities in an active market. These securities are generally categorized as Level 1 securities.
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
Residential Mortgage Loans (including Residential Mortgage Loans in Securitization Trusts) - The Company recognizes residential mortgage loans at fair value. The fair value of the residential mortgage loans is predominantly based on trading activity observed in the marketplace, provided by a third‑party pricing service. The third‑party pricing service obtains comparative pricing from banks, brokers, hedge funds, REITs and from its own brokerage business. The third‑party pricing service also maintains a spread matrix created from trading levels observed in the secondary market and from indications of holding values in client investments. The spreads are meant to depict the required spread demanded by investors in the current environment. The matrix is segregated by loan structure type (hybrid arm, fixed rate, home equity line of credit, second lien, pay option arm, etc.), delinquency status, and loan to value strata. Significant matrix inputs are analyzed at the loan level. The performing residential mortgage loans are categorized as Level 2 in the fair value hierarchy, while non‑performing loans are categorized as Level 3 given their limited marketability and availability of observable valuation inputs. Both Level 2 and Level 3 loans matrix inputs include collateral behavioral models including prepayment rates, default rates, loss severity, and discount rates.
Non-recourse securitization obligations, collateralized by residential mortgage loans - The portion of this obligation for which we have elected the fair value option uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts to determine fair value. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline discount margin/yield, recovery assumptions, tranche type, collateral coupon, age and loan size, and other inputs specific to each security. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the consolidated financial statements. The portion of this liability for which we have elected the fair value option is categorized as Level 2 in the fair value hierarchy.
Other assets and liabilities - The fair value of cash, restricted cash, principal and interest receivable, deferred tax assets and liabilities, other assets (principally consisting of prepaid assets), notes payable, securities sold under obligation to repurchase, amounts due to

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.
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
The following table sets forth information about the Company’s financial assets measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$763,786	$7,196	$770,982
Residential mortgage loans in securitization trusts	—	1,018,686	8,756	1,027,442
Commercial mortgage loans	—	9,458	—	9,458
Investments in securities
Non-Agency RMBS (1)	—	61,960	—	61,960
Agency whole pool loan securities	—	993,378	—	993,378
AOMT CMBS (1)	—	6,111	—	6,111
Unrealized appreciation on futures contracts	2,211	—	—	2,211
Unrealized appreciation on TBAs	12,545	—	—	12,545
Total assets, at fair value	$14,756	$2,853,379	$15,952	$2,884,087

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (2)	$—	$530,560	$—	$530,560
Total liabilities, at fair value	$—	$530,560	$—	$530,560
(1) Non‑Agency RMBS held as of December 31, 2022 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2022 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(2) Only the portion subject to fair value measurement, as adjusted for fair value, is presented above. See below for the disclosure of the full debt at fair value.

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans, TBAs, and futures contracts are recognized in net income for the periods presented.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. Transfers between Level 2 and Level 3 were immaterial for the year ended December 31, 2022.

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2022:

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$7,196	Prepayment rate (annual CPR)	4.92% - 14.99%	9.39%
		Default rate	4.56% - 24.36%	11.43%
		Loss severity	(0.25)% - 12.54%	7.84%
		Expected remaining life	0.62 - 3.43 years	2.75 years

Residential mortgage loans in securitization trust, at fair value	$8,756	Prepayment rate (annual CPR)	3.24% - 14.55%	7.84%
		Default rate	7.42% - 35.78%	19.07%
		Loss severity	—% - 10.00%	9.23%
		Expected remaining life	1.42 - 3.72 years	2.32 years

Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure

Portion of Non-Recourse Securitization Obligations, Collateralized by Residential Mortgage Loans - Held at Amortized Cost

To determine the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, net, held at amortized cost, the Company uses the same method of valuation as described previously in the discussion of Valuation Techniques and Inputs for both the portion of the obligation measured at fair value and the portion of the obligation held at amortized cost, for which fair value is disclosed, as below.

As of December 31, 2022, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.1 billion and $914.3 million, respectively, a difference of approximately $170.9 million (which includes AOMT 2022-1 and AOMT 2022-4, which are marked to fair value; and AOMT 2021-7, and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $90.3 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2021 (1):

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$1,056,875	$5,037	$1,061,912
Residential mortgage loans in securitization trusts	—	665,802	1,563	667,365
Commercial mortgage loans	—	18,145	519	18,664
Investments in securities
Non-Agency RMBS (1)	—	113,579	—	113,579
Agency whole pool loan securities	—	372,055	—	372,055
AOMT CMBS (1)	—	10,756	—	10,756
U.S. Treasury Securities	249,999	—	—	249,999
Unrealized appreciation on TBAs	2,428	—	—	2,428
Total assets, at fair value	$252,427	$2,237,212	$7,119	$2,496,758

Liabilities, at fair value
Unrealized depreciation on futures contracts	$728	$—	$—	$728
Total liabilities, at fair value	$728	$—	$—	$728
(1) Non‑Agency RMBS held as of December 31, 2021 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2021 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.
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

Angel Oak Mortgage REIT, Inc.
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

12.    Income Taxes
The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2019. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its REIT taxable income to stockholders and does not engage in prohibited transactions (as further described below). Income tax (benefit) items arise at the Company’s TRS level.
Certain sales by the group consisting of the Company and its subsidiaries may give rise to gain that could be treated as derived from “prohibited transactions” if carried out by the Company directly. Such transactions involve the purchase of residential mortgage loans and the subsequent sale of those mortgage loans or interests therein through the secondary whole loan market or the securitization markets. The Company has designated AOMR TRS to conduct such transactions rather than Angel Oak Mortgage REIT, Inc.
The Company files separate U.S. federal and state corporate income tax returns for Angel Oak Mortgage REIT, Inc. and AOMR TRS. AOMR TRS is taxed as a standalone U.S. C‑corporation on all of its separately computed taxable income. The Company’s federal income tax returns for 2019 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2019 and forward.
The following table sets forth the income tax provision (benefit) as recorded in the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Current
Federal	$—	$1,249
State	—	351
Total current income tax expense	—	1,600
Deferred
Federal	(2,691)	—
State	(766)	—
Total deferred income tax expense (benefit)	(3,457)	—
Total income tax expense (benefit)	$(3,457)	$1,600
Deferred Tax Assets (“DTAs”) and Assessing the Realizability of the Company’s DTAs
Realization of the Company’s DTAs as of December 31, 2022, is dependent on many factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards (where applicable). The Company determines the extent to which realization of its deferred assets is not assured and establishes a valuation allowance accordingly. As the Company’s TRS incurred a NOL during the year ended December 31, 2022, the Company closely analyzed its estimate of the realizability of its net DTAs in whole and in part. The Company evaluates its DTAs each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the DTAs would not be realized. This evaluation requires significant judgment, and changes to the Company’s

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

assumptions could result in a material change in the valuation allowance. The ultimate realization of these DTAs is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, the Company continues to believe it is more likely than not that it will not fully realize its federal and state DTAs in future periods. Therefore, the Company has recorded a valuation allowance against the majority of its DTAs, as set forth in the table, below.

The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The Company assessed its tax positions for all open tax years and concluded that it had no uncertain tax positions that resulted in material unrecognized tax benefits.The tax effects of temporary differences that give rise to significant portions of the net DTA recorded at the TRS entity as of December 31, 2022 are set forth in the following table (1):

December 31, 2022
(in thousands)
DTA
Net operating loss	$41,583
Valuation allowance	(38,126)
Total DTA	3,457
(1) There was no DTA as of December 31, 2021.

Reconciliation of Statutory Tax Rate to Effective Tax Rate
The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is set forth as follows for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Federal statutory rate	(21.00)%	21.00%
State statutory rate, net of federal tax effect	(5.98)%	4.49%
Change in valuation allowance	21.58%	—%
Non-taxable REIT income	3.44%	(19.45)%
Total provision	(1.96)%	6.04%

13.    Related Party Transactions
Residential Mortgage Loan Purchases
The Company has residential mortgage loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The Company purchases the mortgage loans on a servicing retained basis. The residential mortgage loans are on residences located in various states with a concentration in California and Florida.
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the years ended and as of December 31, 2022 and 2021:

As of and for the Year Ended:	Amount of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates, Owned and Held at December 31 (1):
	($ in thousands)
2022	$567,324	1,141	845

2021	$909,442	1,959	754
(1) Excludes loans held in consolidated securitizations.
Commercial Mortgage Loan Purchases
The Company has commercial loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

commercial mortgage loans are mortgage loans on commercial properties, primarily multifamily and retail properties, located in various states with concentrations in Georgia, California, and Tennessee. The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the years ended and as of December 31, 2022 and 2021:

As of and for the Year Ended:	Amount of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates Held at December 31:
	($ in thousands)
2022	$—	—	4

2021	$—	—	5
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

Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements, which includes an executive severance expense accrual, as described below, to an affiliate of the Manager.
On September 28, 2022, the Company’s Board of Directors appointed Mr. Sreeniwas Prabhu as the Company’s new Chief Executive Officer and President effective as of September 28, 2022. The Company does not expect to reimburse the Manager for compensation paid to Mr. Prabhu for his service with the Company. Mr. Prabhu is an equity owner of the Manager.

Simultaneously with the appointment of Mr. Prabhu as the Company’s Chief Executive Officer and President, the Company’s previous Chief Executive Officer and President, Mr. Robert Williams, ceased serving as the Company’s Chief Executive Officer and President, effective September 28, 2022. Accordingly, the Company recorded a severance charge of approximately $1.4 million in connection with this event, in accordance with the Company’s Executive Severance and Change in Control Plan. This severance is expected to be paid in 2023.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

14.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2022, the Company was not aware of any legal claims that could materially impact its financial condition. As of December 31, 2022, the Company had no unfunded commitments.

15.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the years ended December 31, 2022 and 2021, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances, and the Company determined that this difference was not material. For the year ended December 31, 2022, there were 269,524 outstanding restricted stock awards and 56,978 performance share units that were antidilutive and thus not included in the diluted weighted average common shares outstanding. For the year ended December 31, 2021, no equity awards were antidilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands, except share and per share data)
Basic Earnings per Common Share:
Net income allocable to common stockholders	$(187,847)	$21,098
Basic weighted average common shares outstanding	24,547,916	20,601,964
Basic earnings per common share	$(7.65)	$1.02
Diluted Earnings per Common Share:
Net income allocable to common stockholders	$(187,847)	$21,098
Net effect of dilutive equity awards	—	250,590
Diluted weighted average common shares outstanding	24,547,916	20,852,554
Diluted earnings per common share	$(7.65)	$1.01

Preferred Stock

On December 9, 2022, the Company redeemed its Series A preferred stock and cancelled the previously outstanding shares. The Company paid a redemption price to the preferred shareholders equivalent to the original purchase price per share (with no premium or discount) plus accrued dividends payable through the redemption date.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

16.     Equity Compensation Plans

On June 21, 2021, the Company established its sole equity compensation plan, the 2021 Equity Incentive Plan (the “Plan”), with 2,125,000 shares initially available for grant. As of December 31, 2022, 1,465,967 shares of common stock were available for grant under the Plan, which shares available are reduced by a maximum of 56,978 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards (as further described below) and 269,524 of time-based restricted stock awards that will vest upon the participants’ meeting the contractual service-related terms.

Compensation expense for the years ended December 31, 2022 and 2021 related to these awards was approximately $5.8 million and $1.8 million, respectively. The unamortized compensation expense of the restricted stock awards issued under the Plan totaled approximately $3.3 million as of December 31, 2022. This cost will be recognized over a weighted average period of 1.7 years. Restrictions on the restricted stock awards outstanding lapse through July 1, 2026, as service conditions are completed and the awards vest accordingly. Holders of unvested restricted stock awards receive non-forfeitable dividends along with other common stockholders.

Restricted Stock Awards

The following table summarizes activity for our restricted stock awards during the years ended December 31, 2022 and 2021:

	Number of awards	Weighted average grant date fair market value
Outstanding as of December 31, 2020	—	$—
Granted	473,684	19.00
Vested	—	—
Forfeited	(4,211)	19.00
Outstanding as of December 31, 2021	469,473	19.00
Granted	142,820	14.08
Vested (1)	(331,376)	18.54
Forfeited	(11,393)	15.80
Outstanding as of December 31, 2022	269,524	$17.09

(1) Includes the accelerated vesting of 155,937 shares in accordance with an executive severance event described in Note 13 - Related Party Transactions — Operating Expense Reimbursements. The expense associated with the accelerated stock vesting was approximately $2.6 million, and is included in stock compensation in the Company’s consolidated statements of operations and comprehensive income (loss).

Performance Share Units Awarded

On July 1, 2022, the Board of Directors awarded a total of 101,716 Performance Share Units (“PSUs”), at a grant date fair value of $13.41 per share, to certain employees of the Manager and its affiliates, of which 56,978 PSUs remained outstanding as of December 31, 2022, due to a forfeiture of 44,738 PSUs. To date, the performance criteria has not been deemed “more likely than not” to be met, and so no expense or charge to stockholders’ equity has been recorded in conjunction with either the Performance Share Units or the associated dividend equivalents further described below. If the performance criteria are met, the PSUs shall vest 50% on June 30, 2025 and 50% on June 30, 2026, in each case, with the number of shares vested to be based on the achievement of the performance goals set forth in the applicable award agreement over the July 1, 2022 through June 30, 2025 performance period.

Dividend Equivalents Relating to Performance Share Units
A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., a PSU) under the Plan. The Company’s sole dividend equivalents granted relate to the PSUs which were awarded on July 1, 2022, as described above.

Should the performance criteria for these shares be met and the shares vest, the number of shares subject to the PSU awards shall increase by (i) the product of the total number of shares subject to the PSU award immediately prior to such dividend date multiplied by the dollar amount of the cash dividend paid per share of stock by the Company on such dividend date, divided by (ii) the fair market value of a share of stock on such dividend date (i.e., would be subject to dividend equivalents for any dividends paid between the grant date and the vesting date of the PSUs). Any such additional shares issued by virtue of the vesting of dividend equivalents are subject to the same vesting conditions and payment terms set forth as to the PSU shares to which they relate.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

17.    Subsequent Events
Subsequent events of significance for disclosure purposes only (i.e., subsequent events that are not recognized in the financial statements as of and for the year ended December 31, 2022) are as follows:
On January 25, 2023, the Company renewed its loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods as provided for in the original Master Repurchase Agreement with Multinational Bank 1, dated April 13, 2022. The loan financing facility had previously been set to expire on January 26, 2023, and has been extended through July 25, 2023.
On January 31, 2023, the Company contributed loans with a scheduled principal balance of approximately $241.3 million into an approximately $580.5 million scheduled principal balance securitization transaction backed by a pool of residential mortgage loans along with other affiliates of Angel Oak Capital, an affiliate of the Manager.
On March 9, 2023, the Company declared a dividend of $0.32 per share of common stock, to be paid on March 31, 2023 to common stockholders of record as of March 22, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements:

See Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Third Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
4.1	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Amended and Restated Limited Partnership Agreement of Angel Oak Mortgage Operating Partnership, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.2
Management Agreement among the Company, Angel Oak Mortgage Operating Partnership, LP and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.3
Trademark License Agreement between the Company and Angel Oak Companies, LP, dated June 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.4
Shareholder Rights Agreement among the Company, Falcons I, LLC and NHTV Atlanta Holdings LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.5
Shareholder Rights Agreement among the Company, Falcons I, LLC and Xylem Finance LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.6
Stockholder’s Agreement among the Company, Falcons I, LLC and VPIP AO MF LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.7		Registration Rights Agreement between the Company and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.8
Registration Rights Agreement among the Company and the partners of Angel Oak Mortgage Fund, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.9
Registration Rights Agreement between the Company and CPPIB Credit Investments Inc., dated June 21, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.10
Mortgage Loan Purchase Agreement (Servicing Retained Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Prime Bridge, LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.11
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Prime Bridge, LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.12
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Home Loans LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.13
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.14
Amendment No. 7 to the Master Repurchase Agreement by and among the Company, Angel Oak Mortgage Fund TRS and Nomura Corporate Funding Americas, LLC dated August 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

Exhibit Number		Description
10.15	+
Amendment No. 7 to Pricing Side Letter among the Company, Angel Oak Mortgage Fund TRS, and Nomura Corporate Funding Americas, LLC, dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2022)

10.16
Amendment No. 8 to Master Repurchase Agreement among the Company, Angel Oak Mortgage Fund TRS, and Nomura Corporate Funding Americas, LLC, dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2022)

10.17
Loan and Security Agreement among Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS and Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.18
Promissory Note by Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS in favor of Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.19
First Modification Agreement by and among Angel Oak Mortgage REIT TRS, LLC, Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP, the Company, and Veritex Community Bank, dated February 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022)

10.20
Amended and Restated Promissory Note by Angel Oak Mortgage Fund TRS, Angel Oak Mortgage REIT TRS, LLC and Angel Oak Mortgage Operating Partnership, LP in favor of Veritex Community Bank, dated February 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2022)

10.21
Guaranty Agreement by the Company in favor of Veritex Community Bank, dated August 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 20, 2021)

10.22
Master Repurchase Agreement between Peachtree Mortgage SPV, LLC and Barclays Bank PLC, dated September 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2021)

10.23	+
Amendment No. 1 to Annex I.A. to Master Repurchase Agreement and Fee Letter between Peachtree Mortgage SPV, LLC and Barclays Bank PLC, dated January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2022)

10.24
Guaranty Agreement by the Company in favor of Barclays Bank PLC, dated September 20, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2021)

10.25	+
Omnibus Amendment and Supplemental Agreement among the Company, Peachtree Mortgage SPV, LLC, and Barclays Bank PLC, dated August 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2022)

10.26
Amendment to Master Repurchase Agreement between Peachtree Mortgage SPV, LLC and Barclays Bank PLC dated September 26, 2022 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on September 30, 2022)

10.27
Third Amended and Restated Guaranty Agreement between the Company and Goldman Sachs Bank USA, dated November 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021)

10.28
Third Amendment to Amended and Restated Master Repurchase Agreement among the Company, Angel Oak Mortgage Fund TRS and Goldman Sachs Bank USA, dated November 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2021)

10.29	+
Fourth Amendment to Amended and Restated Master Repurchase Agreement and Amendment to Fee Letter among the Company, Angel Oak Mortgage Fund TRS and Goldman Sachs Bank USA, dated March 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2022)

10.30
Master Repurchase Agreement, dated as of December 21, 2018, among Banc of California, National Association, the Company, and Angel Oak Mortgage Fund TRS (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.31	+
Amended and Restated Variable Terms Letter among the Company, Angel Oak Mortgage Fund TRS and Banc of California, National Association, dated June 21, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.32	+
Amended and Restated Variable Terms Letter among the Company, Angel Oak Mortgage Fund TRS, and Banc of California, National Association, dated March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2022)

10.33
Amended and Restated Master Repurchase Agreement among the Company, Angel Oak Mortgage Fund TRS and Deutsche Bank AG, New York Branch, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.34
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement by and among Angel Oak Mortgage Fund TRS, the Company, and Deutsche Bank AG, New York Branch, dated February 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2022)

Exhibit Number		Description
10.35
Master Repurchase Agreement among Royal Bank of Canada; Angel Oak Mortgage Operating Partnership, LP; Angel Oak Mortgage Fund TRS and the Company, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

10.36		Guaranty Agreement by the Company in favor of Royal Bank of Canada, dated April 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2022)
10.37	+
Amended and Restated Pricing Side Letter among the Company, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage Fund TRS, and Royal Bank of Canada, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022)

10.38
Form of Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders (affiliates of an institutional investor) dated October 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.39
Form of Confirmation to Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders (affiliates of an institutional investor) dated October 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.40
Form of Guaranty (in favor of Lenders, affiliates of an institutional investor) of the Company dated October 4, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.41		Indemnification Agreement between the Company and Michael Fierman, dated June 16, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.42
Indemnification Agreement between the Company and Christine Jurinich, dated June 16, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.43		Indemnification Agreement between the Company and Craig Jones, dated June 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.44		Indemnification Agreement between the Company and Edward Cummings, dated June 16, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.45		Indemnification Agreement between the Company and Vikram Shankar, dated June 16, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.46		Indemnification Agreement between the Company and Michael Peck, dated June 16, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.47
Indemnification Agreement between the Company and W.D. (Denny) Minami, dated June 16, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.48		Indemnification Agreement between the Company and Landon Parsons, dated June 21, 2021 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.49		Indemnification Agreement between the Company and Brandon Filson, dated June 16, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.50		Indemnification Agreement between the Company and Dory Black, dated June 16, 2021 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.51
Indemnification Agreement between the Company and Jonathan Morgan, dated January 26, 2022 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 28, 2022)

10.52	†	2021 Equity Incentive Plan of the Company, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.53	†
Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.54	†	Form of Restricted Stock Award Agreement for independent directors (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)
10.55	†
Form of Restricted Stock Award Agreement for executive officers and certain other employees of Angel Oak (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)

21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document

Exhibit Number	Description
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 20, 2023	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sreeniwas Prabhu	Chief Executive Officer and President (Principal Executive Officer)	March 20, 2023
Sreeniwas Prabhu

/s/ Brandon R. Filson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2023
Brandon R. Filson

/s/ Michael A. Fierman	Director, Chairperson of the Board	March 20, 2023
Michael A. Fierman

/s/ Edward M. Cummings	Director	March 20, 2023
Edward M. Cummings

/s/ Craig B. Jones	Director	March 20, 2023
Craig B. Jones

/s/ A. Christine Jurinich	Director	March 20, 2023
A. Christine Jurinich

/s/ Wesley D. Minami	Director	March 20, 2023
Wesley D. Minami

/s/ Jonathan S. Morgan	Director	March 20, 2023
Jonathan S. Morgan

/s/ Landon D. Parsons	Director	March 20, 2023
Landon D. Parsons

/s/ Michael D. Peck	Director	March 20, 2023
Michael D. Peck

/s/ Vikram G. Shankar	Director	March 20, 2023
Vikram G. Shankar