Form 10-Q
period 2023-03-31
Angel Oak Mortgage REIT, Inc.
filed 2023-05-09
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,879,303 shares of common stock, $0.01 par value per share, outstanding as of May 9, 2023.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	March 31, 2023	December 31, 2022
ASSETS
Residential mortgage loans - at fair value	$544,436	$770,982
Residential mortgage loans in securitization trusts - at fair value	1,028,768	1,027,442
Commercial mortgage loans - at fair value	9,460	9,458
RMBS - at fair value	522,887	1,055,338
CMBS - at fair value	6,480	6,111
U.S. Treasury securities - at fair value	399,632	—
Cash and cash equivalents	36,772	29,272
Restricted cash	20,845	10,589
Principal and interest receivable	13,645	17,497
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	—	14,756
Other assets	16,244	4,767
Total assets	$2,599,169	$2,946,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$439,252	$639,870
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,012,704	1,003,485
Securities sold under agreements to repurchase	442,214	52,544
Due to broker	447,568	1,006,022
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	8,417	—
Accrued expenses	652	1,288
Accrued expenses payable to affiliate	1,184	2,006
Interest payable	1,281	2,551
Management fee payable to affiliate	1,519	1,967
Total liabilities	$2,354,791	$2,709,733

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of March 31, 2023: 350,000,000 shares authorized, 24,925,357 shares issued and outstanding. As of December 31, 2022: 350,000,000 shares authorized, 24,925,357 shares issued and outstanding.	$249	$249
Additional paid-in capital	475,920	475,379
Accumulated other comprehensive loss	(6,323)	(21,127)
Retained deficit	(225,468)	(218,022)
Total stockholders’ equity	$244,378	$236,479
Total liabilities and stockholders’ equity	$2,599,169	$2,946,212

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
INTEREST INCOME, NET
Interest income	$23,740	$27,109
Interest expense	16,941	10,170
NET INTEREST INCOME	$6,799	$16,939

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(10,843)	$26,416
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Note 2), and derivative contracts	10,190	(80,181)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(653)	$(53,765)

EXPENSES
Operating expenses	$2,204	$3,784
Operating expenses incurred with affiliate	466	855
Due diligence and transaction costs	—	770
Stock compensation	541	871
Securitization costs	883	2,019
Management fee incurred with affiliate	1,522	1,873
Total operating expenses	$5,616	$10,172

INCOME (LOSS) BEFORE INCOME TAXES	$530	$(46,998)
Income tax benefit	—	(3,457)
NET INCOME (LOSS)	$530	$(43,541)
Preferred dividends	—	(4)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$530	$(43,545)
Other comprehensive income (loss)	14,804	(12,987)
TOTAL COMPREHENSIVE INCOME (LOSS)	$15,334	$(56,532)

Basic earnings (loss) per common share	$0.02	$(1.77)
Diluted earnings (loss) per common share	$0.02	$(1.77)

Weighted average number of common shares outstanding:
Basic	24,662,737	24,642,961
Diluted	24,925,357	24,642,961

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholder(s)’ Equity
Stockholders’ equity as of December 31, 2022	$249	$475,379	$(21,127)	$(218,022)	$236,479
Dividends paid on common stock ($0.32 per share)	—	—	—	(7,976)	(7,976)
Non-cash equity compensation	—	541	—	—	541
Unrealized gain on RMBS and CMBS	—	—	14,804	—	14,804
Net income	—	—	—	530	530
Stockholders’ equity as of March 31, 2023	$249	$475,920	$(6,323)	$(225,468)	$244,378

	Three Months Ended March 31, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	$491,390
Repurchase of common stock	—	—	(3,003)	—	—	(3,003)
Non-cash equity compensation	—	—	871	—	—	871
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	(12,987)	—	(12,987)
Dividends paid on common stock ($0.45 per share)	—	—	—	—	(11,290)	(11,290)
Net loss	—	—	—	—	(43,541)	(43,541)
Stockholders’ equity as of March 31, 2022	$101	$252	$474,378	$(9,987)	$(43,308)	$421,436

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$530	$(43,541)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	10,843	(26,416)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(10,190)	80,181
Accretion of discount on U.S. Treasury securities	(181)	—
Amortization of debt issuance costs	367	257
Net amortization of premiums and discounts on mortgage loans	846	3,695
Non-cash equity compensation	541	871
Net change in:
Purchases of residential mortgage loans from non-affiliates	—	(330,299)
Purchases of residential mortgage loans from affiliates	—	(347,086)
Principal payments on residential mortgage loans in securitization trusts	18,916	—
Principal payments on residential mortgage loans	18,328	18,239
Collateral due to counterparties	—	8,024
Margin received from interest rate futures contracts and TBAs	6,662	33,827
Sale of residential mortgage loans into affiliate’s securitization trust	229,279	—
Principal and interest receivable on residential mortgage loans	3,852	(2,028)
Other assets	(11,477)	(2,447)
Management fee payable to affiliate	(448)	12
Accrued expenses	(636)	83
Accrued expenses payable to affiliate	(822)	(221)
Interest payable	(1,270)	426
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	265,140	(606,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS	(10,363)	—
Purchase of investment in U.S. Treasury securities	(399,456)	(349,992)
Maturity of U.S. Treasury securities	—	249,999
Sale of RMBS (available for sale)	164	271,995
Principal payments on RMBS	101	3,635
Principal payments on residential mortgage loans in securitization trusts	—	88,228
Purchases of commercial mortgage loans	—	(3,180)
Sale of commercial mortgage loans	—	640
Principal payments on commercial mortgage loans	10	38
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(409,544)	261,363

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(7,976)	(11,290)
Repurchase of common stock	—	(3,003)
Principal payments on non-recourse securitization obligation	(18,916)	(88,228)
Cash paid for debt issuance costs	—	(24)
Proceeds from non-recourse securitization obligations	—	520,262
Net proceeds from (payments on) securities sold under agreements to repurchase	389,670	(131,830)
Net proceeds from (payments on) notes payable	(200,618)	102,757
NET CASH PROVIDED BY FINANCING ACTIVITIES	162,160	388,644

CHANGE IN CASH AND RESTRICTED CASH	17,756	43,584
CASH AND RESTRICTED CASH, beginning of period (1)	39,861	52,309
CASH AND RESTRICTED CASH, end of period (1)	$57,617	$95,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$18,210	$9,744

(1) Cash, cash equivalents, and restricted cash as of March 31, 2023 included cash and cash equivalents of $36.8 million and restricted cash of $20.8 million, and as of March 31, 2022 included cash and cash equivalents of $90.4 million and restricted cash of $5.4 million.
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company”), is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly-originated first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of affiliates, Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Mortgage Lending”), which currently operates primarily through a wholesale channel operated by Angel Oak Mortgage Solutions, LLC and has a national origination footprint. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

The Company is a Maryland corporation incorporated on March 20, 2018. The Company achieves certain of its investment objectives by investing a portion of its assets in its wholly‑owned taxable REIT subsidiary, Angel Oak Mortgage REIT TRS, LLC (“AOMR TRS”), a Delaware limited liability company formed on March 21, 2018, which invests its assets in Angel Oak Mortgage Fund TRS, a Delaware statutory trust formed on June 15, 2018.

The Company is traded on the New York Stock Exchange under the ticker symbol AOMR.

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

The Company’s Manager and REIT status
The Company is externally managed and advised by Falcons I, LLC (the “Manager”), a Securities and Exchange Commission-registered investment adviser and an affiliate of Angel Oak Capital Advisors, LLC (“Angel Oak Capital”). The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2019.

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”).

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

Use of Estimates
The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., fair value changes due to inputs and underlying assumptions as described in Note 10 — Fair Value, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

New Accounting Standards and Interpretations

As of March 31, 2023, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its condensed consolidated financial statements.

Reclassifications

Certain amounts reported in prior periods in the financial statements have been reclassified to conform to the current year’s presentation. For comparative purposes, and to simplify the presentation of the Company’s condensed consolidated balance sheet, the deferred tax asset has been reclassified to “other assets” on the condensed consolidated balance sheet as of December 31, 2022. See Note 14 — Other Assets.

Summary of Significant Accounting Policies

The Company’s summary of significant accounting policies as set forth in its Annual Report on Form 10-K remain unchanged. During the period ended March 31, 2023, the Company elected a new accounting classification regarding certain of its investments in debt securities, as further described below, as the Company classifies securities on a trade-by-trade basis upon purchase. The Company did not transfer any securities between classifications.

The Company classifies its investments in debt securities in accordance with Accounting Standards Codification 320 - Investments - Debt Securities (“ASC 320”) as “trading,” “available for sale,” or “held to maturity”. Historically, the Company had classified all of its investments in debt securities as available for sale (“AFS”). In the first quarter of 2023, the Company designated its new purchases of Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”) and new purchases of U.S. Treasury securities as trading securities.
2.    Variable Interest Entities
Since its inception, the Company has utilized Variable Interest Entities (“VIEs”) for the purpose of securitizing whole mortgage loans to obtain long-term non-recourse financing. The Company evaluates its interest in each VIE to determine if it is the primary beneficiary. Below are descriptions of VIEs for which the Company is and is not the primary beneficiary.

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the condensed consolidated balance sheets related to these consolidated VIEs as of March 31, 2023 and December 31, 2022:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2023	December 31, 2022
Assets:	(in thousands)
Residential mortgage loans in securitization trusts - cost	$1,173,764	$1,193,879
Fair value adjustment	(144,996)	(166,437)
Residential mortgage loans in securitization trusts - at fair value	$1,028,768	$1,027,442

Accrued interest receivable	$1,811	$1,995

Liabilities (1):
Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, amortized cost	$462,942	$474,070
Less: debt issuance costs capitalized	(778)	(1,145)
Non-recourse securitization obligations, collateralized by residential mortgage loans, amortized cost, net	$462,164	$472,925

Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, subject to fair value adjustment	$603,325	$611,114
Fair value adjustment	(52,785)	(80,554)
Non-recourse securitization obligations, collateralized by residential mortgage loans - at fair value, net	$550,540	$530,560

Total non-recourse securitization obligations, collateralized by residential mortgage loans, net	$1,012,704	$1,003,485
(1) Debt issuance costs for non-recourse securitization obligations electing the fair value option are recorded to expense upon issuance of the securitization. Debt issuance costs incurred with the issuances of non-recourse securitization obligations for which the fair value option was not elected are presented at amortized cost.
Income and expense amounts related to the consolidated VIEs recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 is set forth as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(in thousands)
Interest income	$12,661	$9,508
Interest expense, non-recourse liabilities (1)	(7,647)	(4,583)
Net interest income	$5,014	$4,925
Net unrealized gain (loss) on mortgage loans in securitization trusts - at fair value	21,441	(55,174)
Unrealized gain (loss) on mark-to-market of non-recourse securitization obligation - at fair value	(27,768)	17,421
Securitization expenses	—	(2,019)
Realized losses and operating expenses	(757)	(195)
Net loss from consolidated VIEs	$(2,070)	$(35,042)
(1) Interest expense includes amortization of debt issuance expense.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

VIEs for Which the Company is Not the Primary Beneficiary

In 2019 and 2020, the Company co‑sponsored and participated along with other affiliates of Angel Oak Capital the formation of various entities that were considered to be VIEs. These VIEs were formed to facilitate securitization issuances that were comprised of secured residential whole loans and/or small balance commercial loans contributed to securitization trusts.
These securities were issued as a result of the unconsolidated securitizations where the Company retained bonds from the issuances of securitizations issued by a depositor that the Company does not control. The Company determined that it was not then and is not now the primary beneficiary of any of these securitization entities, and thus has not consolidated the operating results or statements of financial position of any of these entities. The Company performs ongoing reassessments of all VIEs in which the Company has participated since its inception as to whether changes in the facts and circumstances regarding the Company’s involvement with a VIE would cause the Company’s consolidation conclusion to change, and the Company’s assessment of these VIEs remains unchanged.
The securities received in the aforementioned 2019 and 2020 securitization transactions were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “CMBS - at fair value” on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, and details on the accounting treatment and fair value methodology of the securities can be found in Note 10 — Fair Value Measurements. See also Note 5 — Investment Securities, for the fair value of AOMT securities held by the Company as of March 31, 2023 and December 31, 2022 that were retained by the Company as a result of these securitization transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.    Residential Mortgage Loans

Residential mortgage loans are mortgage loans on residences located in various states with a concentration in California and Florida. Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	($ in thousands)
Cost	$620,677	$886,661

Unpaid principal balance	$604,535	$864,171
Net premium on mortgage loans purchased	16,142	22,489
Change in fair value	(76,241)	(115,678)
Fair value	$544,436	$770,982

Weighted average interest rate	4.63%	4.80%

Weighted average remaining maturity (years)	30	30

At times, various forms of margin maintenance may be required by certain financing facility counterparties. See Note 6 — Notes Payable.

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of March 31, 2023 and December 31, 2022:

As of:	March 31, 2023	December 31, 2022
	($ in thousands)
Number of mortgage loans 90 or more days past due	6	11
Recorded investment in mortgage loans 90 or more days past due	$4,136	$7,230
Unpaid principal balance of loans 90 or more days past due	$4,005	$7,043

Number of mortgage loans in foreclosure	3	2
Recorded investment in mortgage loans in foreclosure	$1,512	$820
Unpaid principal balance of loans in foreclosure	$1,463	$849

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Commercial Mortgage Loans

Commercial mortgage loans are mortgage loans on commercial properties located in various states with concentrations in Georgia, California, and Tennessee. Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	($ in thousands)
Cost	$9,918	$9,928

Unpaid principal balance	$9,918	$9,928
Change in fair value	(458)	(470)
Fair value	$9,460	$9,458

Weighted average interest rate	6.35%	7.03%

Weighted average remaining maturity (years)	7	8
The net discount on commercial mortgage loans was fully amortized as of December 31, 2022. There were no commercial mortgage loans more than 90 days overdue as of March 31, 2023 or December 31, 2022.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.    Investment Securities
As of March 31, 2023, investment securities were comprised of non‑agency RMBS (“AOMT RMBS”), Whole Pool Agency RMBS, commercial mortgage backed securities (“CMBS”), and U.S. Treasury securities. The U.S. Treasury securities held by the Company as of March 31, 2023 subsequently matured on April 11, 2023. The Company did not hold any U.S. Treasury securities as of December 31, 2022.

The following table sets forth a summary of AOMT RMBS, Whole Pool Agency RMBS, and CMBS at cost as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
AOMT RMBS	$69,542	$69,922
Whole Pool Agency RMBS	$447,568	$1,006,022
CMBS	$6,329	$6,329
The following table sets forth certain information about the Company’s investments in RMBS and CMBS at fair value as of March 31, 2023 and December 31, 2022:

	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
March 31, 2023:	(in thousands)
AOMT RMBS (1)
Mezzanine	$9,965	$(1,372)	$8,593
Subordinate	51,417	(28,676)	22,741
Interest Only/Excess	12,327	(1,684)	10,643
Retained RMBS in VIEs (2)	—	(12,979)	(12,979)
Total AOMT RMBS	$73,709	$(44,711)	$28,998
Whole Pool Agency RMBS
Fannie Mae	$253,818	$—	$253,818
Freddie Mac	195,360	—	195,360
Whole Pool Total Agency RMBS	$449,178	$—	$449,178
Total RMBS	$522,887	$(44,711)	$478,176

AOMT CMBS
Subordinate	$2,942	$—	$2,942
Interest Only/Excess	3,538	—	3,538
Total AOMT CMBS	$6,480	$—	$6,480

(1) AOMT RMBS held as of March 31, 2023 included both retained tranches of securitizations in which the Company participated where the Company was not deemed to be the primary beneficiary, and additional securities issued by affiliates of Angel Oak Capital which were purchased in secondary market transactions.

(2) A portion of repurchase debt includes borrowings against retained bonds received from securitizations involving consolidated VIEs. These bonds have a fair value of $116.7 million. The Company reflects the underlying assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets rather than the bonds, due to the accounting rules around this type of securitization.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2022	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$1,958	$(1,470)	$488
Subordinate	49,578	(24,982)	24,596
Interest Only/Excess	10,424	(1,506)	8,918
Retained RMBS in VIEs (2)	—	(24,586)	(24,586)
Total AOMT RMBS	$61,960	$(52,544)	$9,416
Whole Pool Agency RMBS
Fannie Mae	$501,458	$—	$501,458
Freddie Mac	491,920	—	491,920
Whole Pool Total Agency RMBS	$993,378	$—	$993,378
Total RMBS	$1,055,338	$(52,544)	$1,002,794

AOMT CMBS
Subordinate	$2,901	$—	$2,901
Interest Only/Excess	3,210	—	3,210
Total AOMT CMBS	$6,111	$—	$6,111

(1) AOMT RMBS held as of December 31, 2022 included both retained tranches of securitizations in which the Company participated where the Company was not deemed to be the primary beneficiary, and additional securities issued by affiliates of Angel Oak Capital which were purchased in secondary market transactions.

(2) A portion of repurchase debt includes borrowings against retained bonds received from securitizations involving consolidated VIEs. These bonds have a fair value of $110.5 million. The Company reflects the underlying assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets rather than the bonds, due to the accounting rules around this type of securitization.

The following table sets forth certain information about the Company’s investments in U.S. Treasury securities as of
March 31, 2023 (1):

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
March 31, 2023	$400,000	$363	$399,637	$(5)	$399,632	3.55%
(1) There were no U.S. Treasury securities held as of December 31, 2022.
6.    Notes Payable
The Company has the ability to finance residential and commercial whole loans utilizing repurchase agreements with various counterparties (“notes payable”), as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged; all vary based on the counterparty. Some of these agreements, as noted below, are “static pool” financing facilities, where the lender has agreed to finance a certain pool of loans contributed to such financing facility, which does not allow for revolving financing terms.

Occasionally, a lender may require cash collateral to be posted as margin collateral on such agreements. As of March 31, 2023, cash collateral for margin maintenance requirements of approximately $15.4 million was held for the benefit of Global Investment Bank 3 within “restricted cash” on the condensed consolidated balance sheet. The majority of this restricted cash balance is in an economic interest rate hedging account under the control of Global Investment Bank 3, and may be drawn by Global Investment Bank 3 at its discretion. As of December 31, 2022, cash collateral for margin maintenance requirements by whole loan financing counterparties was $5.6 million within “restricted cash” on the condensed consolidated balance sheet, of which $3.8 million was held in a segregated restricted cash account and

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

released to the Company by the applicable lender subsequent to December 31, 2022; the remainder of which was held in the economic interest rate hedging account referred to above.

The following table sets forth the details of the Company’s notes payable and drawn amounts for whole loan purchases as of March 31, 2023 and December 31, 2022:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		March 31, 2023	December 31, 2022
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.25%	$160,457	$352,038

Global Investment Bank 2 (2)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.80%	278,795	119,137

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	168,695

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$439,252	$639,870

(1) On January 25, 2023, this financing facility was extended through July 25, 2023 in accordance with the terms of the agreement, which contemplates six-month renewals. Subsequent to March 31, 2023, the Company extended this financing facility through October 25, 2023, with an interest rate pricing spread of 2.15% (See Note 16 — Subsequent Events).

(2) This financing facility expires on February 2, 2024.

(3) This static pool financing facility expires on December 19, 2023. The interest rate pricing spread per the agreement began at 2.80% for the first three months following December 19, 2022, and increases by an additional 50 basis points every three months thereafter; however, the facility does not, in general, contain “mark to market” provisions. The agreement requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, as described above, which account is for its benefit and under its sole control.

(4) On October 4, 2022, the Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The master repurchase agreements were set to expire on January 4, 2023, subject to a one-time option to extend for three months, which the Company did not utilize. The Company repaid this financing facility in full on January 4, 2023. The Company held restricted cash pertaining to this lender’s cash collateral requirements included in “restricted cash” on the Company’s condensed consolidated balance sheet as of December 31, 2022, as described above, which was released on January 4, 2023.

(5) This agreement expired by its terms on March 16, 2023.

The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2023:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$160,457	$439,543

Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	278,795	278,795	—

Total	$1,128,795	$439,252	$689,543

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of March 31, 2023, this financing facility had no unused borrowing capacity as the outstanding borrowings were based on static pools of mortgage loans.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, in the amounts of $447.6 million and $1.0 billion relates to the purchase of Whole Pool Agency RMBS at quarter-end in the first and fourth quarters of 2023 and 2022, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled on April 13, 2023 and January 13, 2023 respectively, at which time these assets were simultaneously sold.
The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows as they are noncash transactions.
8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $5.0 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of March 31, 2023 and December 31, 2022:

March 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$397,503	3.65%	11
RMBS (1)	$44,711	6.55%	12
Total	$442,214	3.94%	11

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	52,544	6.07%	13
Total	$52,544	6.07%	13

(1) A portion of repurchase debt outstanding as of both March 31, 2023 and December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 5 - Investment Securities.

The repurchase debt against the U.S. Treasury securities was repaid in full upon the maturity of the U.S. Treasury securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of March 31, 2023 and December 31, 2022 included both TBAs and interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts under the Company’s sole control as of March 31, 2023 and December 31, 2022 included $0.4 million and $1.1 million, respectively. There was no TBA margin collateral required as of either March 31, 2023 or December 31, 2022.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS” for realized gains and losses, and “net unrealized gain (loss) gain on trading securities, mortgage loans, debt at fair value option, and derivative contracts” for unrealized gains and losses.

The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.
The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of March 31, 2023 and December 31, 2022:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
March 31, 2023	Interest rate futures	3,327	$—	$(6,909)	$—	$332,700
March 31, 2023	TBAs	N/A	$—	$(1,508)	$—	$468,800

December 31, 2022	Interest rate futures	4,928	$2,211	$—	$—	$492,800
December 31, 2022	TBAs	N/A	$12,545	$—	$—	$1,041,700
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and March 31, 2022 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended March 31, 2023	Interest rate futures	$8,374	$(9,121)
Three Months Ended March 31, 2023	TBAs	$(350)	$(14,052)

Three Months Ended March 31, 2022	Interest rate futures	$19,684	$14,007
Three Months Ended March 31, 2022	TBAs	$14,413	$1,319
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

As of March 31, 2023, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K. Included in Note 11 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The fair value of cash, restricted cash, principal and interest receivable, other assets (excluding investment in majority-owned affiliate), notes payable, securities sold under agreements to repurchase, amounts due to broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.
The Company’s “investment in majority-owned affiliate” included in other assets (see Note 14 — Other Assets) and a portion of “non-recourse securitization obligations, collateralized by residential mortgage loans” are held at amortized cost. The fair value of these assets and liabilities is disclosed further below in the section titled “Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure”.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$539,879	$4,557	$544,436
Residential mortgage loans in securitization trusts	—	1,023,085	5,683	1,028,768
Commercial mortgage loans	—	9,460	—	9,460
Investments in securities
Non-Agency RMBS (1)	—	73,709	—	73,709
Whole Pool Agency RMBS	—	449,178	—	449,178
AOMT CMBS (1)	—	6,480	—	6,480
U.S Treasury Securities	399,632	—	—	399,632
Total assets, at fair value	$399,632	$2,101,791	$10,240	$2,511,663

Liabilities, at fair value
Unrealized depreciation on futures contracts	$6,909	$—	$—	$6,909
Unrealized depreciation on TBAs	1,508	—	—	1,508
Non-recourse securitization obligation, collateralized by residential mortgage loans (2)	—	550,540	—	550,540
Total liabilities, at fair value	$8,417	$550,540	$—	$558,957

(1) Non‑Agency RMBS held as of March 31, 2023 included both retained tranches of securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions. All AOMT CMBS held as of March 31, 2023 were comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of March 31, 2023:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$4,557	Prepayment rate (annual CPR)	5.82% - 27.05%	13.28%
		Default rate	0.10% - 3.99%	1.26%
		Loss severity	10.00% - 12.86%	10.51%
		Expected remaining life	2.16 - 6.35 years	4.78 years

Residential mortgage loans in securitization trust, at fair value	$5,683	Prepayment rate (annual CPR)	3.29% - 14.24%	8.95%
		Default rate	0.93% - 36.37%	16.80%
		Loss severity	(0.08)% - 46.26%	10.25%
		Expected remaining life	1.42 - 4.08 years	2.46 years
Assets and Liabilities Held at Amortized Cost — Fair Value Disclosure

Portion of Non-Recourse Securitization Obligations, Collateralized by Residential Mortgage Loans — Held at Amortized Cost

To determine the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, net, held at amortized cost, the Company uses the same method of valuation as described in the Annual Report on Form 10-K, Note 11 — Fair Value for both the portion of the obligation measured at fair value and the portion of the obligation held at amortized cost, for which fair value is disclosed below.

As of March 31, 2023, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.1 billion and $924.2 million, respectively, a difference of approximately $142.1 million (which includes AOMT 2022-1 and AOMT 2022-4, which are marked to fair value; and AOMT 2021-7, and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $89.3 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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

Investment in Majority-Owned Affiliate

To determine the fair value of the Company’s investment in majority-owned affiliate, which is held at amortized cost and is included in “other assets”, the Company uses the prices of the underlying bonds in the investment to determine fair value. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline discount margin/yield, recovery assumptions, tranche type, collateral coupon, age and loan size, and other inputs specific to each security. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements.

The amortized cost and fair value of this investment as of March 31, 2023 was approximately $11.5 million and $12.0 million, respectively.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$763,786	$7,196	$770,982
Residential mortgage loans in securitization trusts	—	1,018,686	8,756	1,027,442
Commercial mortgage loans	—	9,458	—	9,458
Investments in securities
Non-Agency RMBS (1)	—	61,960	—	61,960
Whole Pool Agency RMBS	—	993,378	—	993,378
AOMT CMBS (1)	—	6,111	—	6,111
Unrealized appreciation on futures contracts	2,211	—	—	2,211
Unrealized appreciation on TBAs	12,545	—	—	12,545
Total assets, at fair value	$14,756	$2,853,379	$15,952	$2,884,087

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (2)	$—	$530,560	$—	$530,560
Total liabilities, at fair value	$—	$530,560	$—	$530,560

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

Angel Oak Mortgage REIT, Inc.
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
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of March 31, 2023 and December 31, 2022:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year End (1):
	($ in thousands)
March 31, 2023	$—	—	532

December 31, 2022	$567,324	1,141	845
(1) Excludes loans held in consolidated securitizations.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commercial Mortgage Loan Purchases
The Company has commercial loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended and as of March 31, 2023 and December 31, 2022:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates Held as of Year-to-Date/Year End:
	($ in thousands)
March 31, 2023	$—	None	4

December 31, 2022	$—	None	4
Securitization Transactions and Majority-Owned Affiliate
From time to time, the Company participates in securitization transactions with other affiliates of Angel Oak Capital. See Note 2 — Variable Interest Entities, “VIEs for Which the Company is Not the Primary Beneficiary” and Note 14 — Other Assets.
Management Fee
The Company’s management agreement, effective as of June 21, 2021, by and among the Company, the Operating Partnership, and the Manager (the “Management Agreement”), provides that the Company will pay the Manager, in arrears, an aggregate fixed management fee equal to 1.5% per annum of the Company’s Equity (as is defined in the Management Agreement).
Incentive Fee
Under the Management Agreement, the Manager is also entitled to an incentive fee, which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 15% and (b) the excess of (i) the Company’s Distributable Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) the Company’s Equity (as defined in the Management Agreement) in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive fee earned by the Manager with respect to the first three calendar quarters of such previous 12-month period. To date, the incentive fee has not been earned.
Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements to an affiliate of the Manager.
12.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2023, the Company was not aware of any legal claims that could materially impact its financial condition. As of March 31, 2023, the Company had no unfunded commitments.

13.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on AFS securities for the three months ended March 31, 2023 and 2022, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(in thousands)
AOCI balance, beginning of period	$(21,127)	$3,000
Net unrealized gain/(loss) on AFS securities	14,804	(12,987)
AOCI balance, end of period	$(6,323)	$(9,987)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	($ in thousands)
Investment in Majority-Owned Affiliate	$11,464	$—
Deferred tax asset	3,457	3,457
Prepaid expenses	1,323	1,310
Total other assets	$16,244	$4,767

Investment in Majority-Owned Affiliate (“MOA”)

In the first quarter of 2023, the Company participated in a securitization transaction, AOMT 2023-1, which involved a MOA in which the Company received a 41.21% investment, proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitization. The purpose of the MOA is to retain and hold risk retention bonds issued by the securitization trust. The MOA is an LLC and is accounted for as an equity method investment and held at amortized cost. The investment will be tested for impairment at least annually utilizing undiscounted cash flows of the underlying risk retention bonds. See Note 10 — Fair Value Measurements.

15.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

For the three months ended March 31, 2023, there were no anti-dilutive outstanding restricted stock awards, although the market-based “total stockholder return” conditions for 64,096 performance share units had not been achieved and thus these units were not included in the diluted weighted average common shares outstanding. For the three months ended March 31, 2022, there were 507,900 outstanding restricted stock awards that were anti-dilutive and thus not included in the diluted weighted average common shares outstanding. There were no market-based performance share units outstanding as of March 31, 2022.

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$530	$(43,545)
Dividends allocated to participating securities	(85)	—
Net income (loss) to common stockholders - basic	$445	$(43,545)
Basic weighted average common shares outstanding	24,662,737	24,642,961
Basic earnings (loss) per common share	$0.02	$(1.77)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$530	$(43,545)
Dividends allocated to participating securities	(85)	—
Net income (loss) to common stockholders - diluted	$445	$(43,545)
Basic weighted average common shares outstanding	24,662,737	24,642,961
Net effect of dilutive equity awards	262,620	—
Diluted weighted average common shares outstanding	24,925,357	24,642,961
Diluted earnings (loss) per common share	$0.02	$(1.77)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16.    Subsequent Events

On April 26, 2023, the Company renewed its loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods as provided for in the original Master Repurchase Agreement with Multinational Bank 1, dated April 13, 2022. This loan financing facility has been extended to October 25, 2023, and the interest rate pricing spread decreased to 2.15%.

On May 4, 2023, the Company declared a dividend of $0.32 per share of common stock, to be paid on May 31, 2023 to common stockholders of record as of May 22, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Angel Oak Mortgage REIT, Inc. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. References herein to our “Company,” “we,” “us,” or “our” refer to Angel Oak Mortgage REIT, Inc. and its subsidiaries unless the context requires otherwise. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of affiliates, Angel Oak Mortgage Solutions LLC and Angel Oak Home Loans LLC (together, “Angel Oak Mortgage Lending”).

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could have a material adverse effect on future results and performance relative to those set forth in or implied by the related forward-looking statements, as well as on our business, financial condition, liquidity, results of operations and prospects, include, but are not limited to:

•the effects of adverse conditions or developments in the financial markets and the economy upon our ability to acquire target assets such as non-qualified residential mortgage (“non-QM”) loans, particularly those sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending;

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

General

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which currently operates primarily through a wholesale channel and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we also may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
We are externally managed and advised by our Manager, Falcons I, LLC, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Capital was established in 2009 and had approximately $17.5 billion in assets under management as of March 31, 2023 across its private credit strategies, public funds, and separately managed accounts, including approximately $10.6 billion of mortgage‑related assets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of March 31, 2023, had originated over $17.3 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has approximately 300 employees across its enterprise.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. Commencing with our taxable year ended December 31, 2019, we believe that we have been organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986

(the “Code”). Our qualification as a REIT, and maintenance of such qualification, depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the concentration of ownership of our stock. We also intend to operate our business in a manner that will allow us to maintain our exclusion from regulation as an investment company under the Investment Company Act. Our common stock commenced trading on the New York Stock Exchange on June 17, 2021.

We expect to derive our returns primarily from the difference between the interest we earn on loans we make and our cost of capital, as well as the returns from bonds, including risk retention securities, that are retained after securitizing the underlying loan collateral.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The macroeconomic environment in the first quarter of 2023 showed some signs of stabilization compared to 2022. However, while the magnitude of interest rate and spread volatility lessened, questions regarding forthcoming policy decisions of the Federal Reserve Bank of the United States (the “Fed”), as well as unemployment and recession concerns, persist. Additionally, the failure of several prominent regional banks fueled investor apprehension, which created volatility in interest rates and securitization markets.

In the first quarter of 2023, the Fed raised the federal funds rate by 50 basis points, bringing the current federal funds rate to 4.75% - 5.00%. An increase in the federal funds rate and a more restrictive lending environment generally has the effect of raising borrowing rates for all types of consumer credit, including mortgages. Interest rates remained at peak or near-peak levels into the first quarter of 2023, continuing to suppress mortgage origination and refinancing activity. While the average 30-year fixed mortgage rate as of March 31, 2023 of approximately 6.5% is not historically high, American borrowers had acclimated to historically low rates over the prior decade, decreasing their appetite for elevated interest rates, which, combined with “sticky” high home prices, may continue to challenge many borrowers.

Despite sustained high interest rates during the first quarter of 2023, the two-year and five-year Treasury yields rallied by approximately 35 basis points and 40 basis points, respectively, driving a positive impact to the value of our portfolio. Though spreads remained wide, which is a limiting factor on the positive impact of the rate rally, we observed an increase of approximately 50-100 basis points in the weighted average price of our residential whole loans and loans in securitization trusts portfolios. The securitization market was more active compared to late 2022, but remained choppy, which dampens our ability to recycle our portfolio into newly-originated, high-coupon loans. We continue to believe that further increases in interest rates are unlikely to have a significant incremental impact on demand for non-QM mortgages.

Our investment performance

Net Interest Margin (“NIM”). We held fewer target assets in the first quarter of 2023 as compared to the first quarter of 2022, thereby generating less interest income. Though our borrowings decreased as well, higher variable interest rates caused our interest expense to increase in the first quarter of 2023 compared to the first quarter of 2022.

Net realized loss. Our net realized loss for the quarter ended March 31, 2023 was primarily due to a realized loss on the sale of whole loans into the AOMT 2023-1 securitization. As this securitization did not result in consolidation of the AOMT 2023-1 VIE entity, unlike our other post-initial public offering (“IPO”) securitizations, we recognized a loss on the sale of these loans; however, the realized loss was less than the previous period’s unrealized loss for these loans, which drove overall positive economics for the securitization. Additionally, our net realized gains on the economic hedges of our interest rate futures and TBAs were lower in the first quarter of 2023 as compared to the first quarter of 2022.

Net unrealized gain. Our net unrealized gain in the first quarter of 2023 was primarily due to an increase in the valuation of our residential whole loans and loans in securitization trust portfolios, as well as the reversal of the unrealized loss (and thereby the recognition of net realized loss discussed above) on the sale of residential mortgage loans into the AOMT 2023-1 securitization.

Whole loans and securitization activity

We did not purchase any whole loans during the first quarter of 2023; however, subsequent to the end of the first quarter of 2023, we resumed sourcing and purchasing newly-originated higher-coupon loans.

In January 2023, we participated in AOMT 2023-1, an approximately $580.5 million scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $241.3 million. This was our first securitization in which we participated alongside other Angel Oak entities since our IPO. We may strategically enter into similar securitizations in the future.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and retaining them until securitized. Our whole loan financing activity during the period ended March 31, 2023 maintained our lender base in existence as of December 31, 2022, with the exception of the expiration of an unused line of credit with a regional bank and the repayment of Institutional Investors A and B. Subsequent to March 31, 2023, the Company renewed its loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods as provided for in the original Master Repurchase Agreement with Multinational Bank 1, dated April 13, 2022. This loan financing facility has been extended to October 25, 2023, and the interest rate pricing spread decreased to 2.15%.

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

We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the management agreement (the “Management Agreement”) that we and Angel Oak Mortgage Operating Partnership, LP (the “Operating Partnership”) entered into with our Manager upon the completion of our IPO on June 21, 2021. For information on the fees that are payable to our Manager under the Management Agreement, see “Note 11 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.
Distributable Earnings were approximately a loss of $9.1 million and earnings $37.3 million for the three months ended March 31, 2023 and 2022, respectively. The primary drivers of this quarter’s Distributable Earnings loss are the adjustments to GAAP net income of the $28.6 million unrealized gain associated with the AOMT 2023-1 securitization and a $6.0 million unrealized gain from our residential loans and residential loans in trust portfolios, offset by the adjustment to GAAP net income of $24.5 million of net unrealized losses associated with our economic hedge (interest rate futures and TBA derivatives) portfolio.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net income (loss) allocable to common stockholders	$530	$(43,545)
Adjustments:
Net other-than-temporary credit impairment losses	—	—
Net unrealized (gains) losses on derivatives	24,536	(15,326)
Net unrealized (gains) losses on trading securities	(1,605)	—
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	6,327	30,210
Net unrealized (gains) losses on residential loans	(39,437)	64,587
Net unrealized (gains) losses on commercial loans	(11)	496
Net unrealized (gains) losses on financial instruments at fair value	—	—
(Gains) losses on extinguishment of debt	—	—
Non-cash equity compensation expense	541	871
Incentive fee earned by the Manager	—	—
Realized gains (losses) on terminations of interest rate swaps	—	—
Total other non-recurring (gains) losses	—	—
Distributable Earnings	$(9,119)	$37,293

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	($ in thousands)
Annualized Distributable Earnings	$(36,476)	$149,171
Average total stockholders’ equity	$240,684	$456,415
Distributable Earnings Return on Average Equity	(15.2)%	32.7%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands except for share and per share data)
Total stockholders’ equity	$244,378	$236,479
Number of shares of common stock outstanding at period end	24,925,357	24,925,357
Book value per share of common stock	$9.80	$9.49

Economic Book Value per Share of Common Stock

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our economic book value, the portions of our non-recourse financing obligation held at amortized cost are adjusted to fair value. These adjustments are also reflected in the table below in our end of period total stockholders’ equity. Management considers economic book value to provide investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for our legally held retained bonds, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for book value per share of common stock or stockholders’ equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$244,378	$236,479
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	89,284	90,348
Stockholders’ equity including economic book value adjustments	$333,662	$326,827

Number of shares of common stock outstanding at period end	24,925,357	24,925,357
Book value per share of common stock	$9.80	$9.49
Economic book value per share of common stock	$13.39	$13.11

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary of our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
INTEREST INCOME, NET
Interest income	$23,740	$27,109
Interest expense	16,941	10,170
NET INTEREST INCOME	$6,799	$16,939

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(10,843)	$26,416
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Financial Statements — Note 2), and derivative contracts	10,190	(80,181)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(653)	$(53,765)

EXPENSES
Operating expenses	$2,204	$3,784
Operating expenses incurred with affiliate	466	855
Due diligence and transaction costs	—	770
Stock compensation	541	871
Securitization costs	883	2,019
Management fee incurred with affiliate	1,522	1,873
Total operating expenses	$5,616	$10,172

INCOME (LOSS) BEFORE INCOME TAXES	$530	$(46,998)
Income tax benefit	—	(3,457)
NET INCOME (LOSS)	$530	$(43,541)
Preferred dividends	—	(4)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$530	$(43,545)
Other comprehensive income (loss)	14,804	(12,987)
TOTAL COMPREHENSIVE INCOME (LOSS)	$15,334	$(56,532)

Net Interest Income

The following table sets forth the components of net interest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$7,692	$605,469	$11,981	$1,108,704
Residential mortgage loans in securitization trusts	12,220	1,031,245	10,418	881,294
Commercial mortgage loans	122	9,460	302	19,061
RMBS and Majority-Owned Affiliate	2,930	285,009	4,108	350,236
CMBS	317	6,193	300	10,499
U.S. Treasury securities	181	22,202	—	149,998
Other interest income	278	35,870	—	57,955
Total interest income	23,740		27,109
Interest expense
Notes payable	8,596	491,867	5,497	918,536
Non-recourse securitization obligation, collateralized by residential mortgage loans	7,647	1,011,333	4,583	837,504
Repurchase facilities	698	70,968	90	356,525
Total interest expense	16,941		10,170
Net interest income	$6,799		$16,939

Net interest income for the three months ended March 31, 2023 and 2022 was $6.8 million and $16.9 million, respectively. Net interest income decreased in the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to the composition of the portfolio during March 31, 2023 having a lower average balance of residential mortgage loans and RMBS, which resulted in decreased interest income from these asset classes, partially offset by interest income generated from residential mortgage loans in securitization trusts, which asset balance increased during the first quarter of 2023. Meanwhile, interest expense on notes payable increased due to an increase in the associated floating interest rates on our debt in the three months ended March 31, 2023 as compared to the same period in 2022, which resulted in an increased interest expense on lower interest income during the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended March 31, 2023 and 2022 are set forth as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(7,084)	$(30,240)
Realized gain (loss) on RMBS	(91)	(5,042)
Unrealized gain (loss) on Whole Pool Agency RMBS	1,610	—
Realized gain (loss) on CMBS	(49)	(42)
Realized gain (loss) on interest rate futures	8,374	19,684
Realized and unrealized gain (loss) on TBAs	(14,402)	15,462
Realized and unrealized gain (loss) on residential mortgage loans	21,467	(67,112)
Realized and unrealized gain (loss) on commercial mortgage loans	11	(482)
Realized and unrealized loss on U.S. Treasury securities	(5)	—
Unrealized appreciation (depreciation) on interest rate futures	(10,484)	14,007
Total realized and unrealized gains (losses), net	$(653)	$(53,765)

For the three months ended March 31, 2023 and 2022, total realized and unrealized gains and (losses), net resulted in net losses of $0.7 million and loss of $53.8 million, respectively. During the three months ended March 31, 2023, the valuation of our portfolio of portfolio of residential and commercial mortgage loans began to recover, which was partially offset by an unrealized loss in TBAs. During the three months ended March 31, 2022, market volatility resulting in widening interest rate spreads caused the valuation of our portfolio of mortgage loans to decrease, which resulted in an unrealized loss. This net unrealized loss was partially offset by realized and unrealized gains on interest rate futures and TBAs.

Expenses

Operating Expenses

For the three months ended March 31, 2023 and 2022, our operating expenses of $2.2 million and $3.8 million, respectively, decreased due to cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loans.

Operating Expenses Incurred with Affiliate

For the three months ended March 31, 2023 and 2022, our operating expenses incurred with affiliate were $0.5 million and $0.9 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased during the comparative period as we did not incur any payroll expense for our former chief executive officer for the period ended March 31, 2023.

Due Diligence and Transaction Costs

For the three months ended March 31, 2023 and 2022, our due diligence and transaction costs were zero and $0.8 million, respectively. Our due diligence and transaction expenses decreased over the comparative period as we did not purchase any whole loans during the three months ended March 31, 2023.

Stock Compensation

For the three months ended March 31, 2023 and 2022, our stock compensation expense was $0.5 million and $0.9 million, respectively. Our stock compensation expense decreased for the three months ended March 31, 2023, as stock compensation expense for our former chief executive officer was not incurred during the three months ended March 31, 2023. Other restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one-year anniversary of the grant date.

Securitization Costs

For the three months ended March 31, 2023 and 2022, we incurred $0.9 million and $2.0 million of securitization expense, respectively. The expense incurred in 2023 in connection with the AOMT 2023-1 transaction was a proportional allocation of expense in connection with our share of the expenses in a securitization in which we participated with other affiliated entities, while the expense incurred in 2022 resulted from a sole securitization transaction in which we incurred all the expense.

Management Fee Incurred with Affiliate

For the three months ended March 31, 2023 and 2022, our management fee incurred with affiliate was $1.5 million and $1.9 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the three months ended March 31, 2023 as compared to the same period in 2022. The Management Agreement includes an adjustment for Distributable Earnings to “Equity” as defined in the agreement, which is the primary departure from equity as calculated in accordance with GAAP.

Our Portfolio

As of March 31, 2023, our portfolio consisted of approximately $2.1 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of March 31, 2023:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$544,436	$439,252	$105,184	43.0%
Residential mortgage loans in securitization trust	1,028,768	1,012,704	$16,064	6.6%
Commercial mortgage loans	9,460	—	9,460	3.9%
Total whole loan portfolio	$1,582,664	$1,451,956	$130,708	53.5%

Investment securities
RMBS	$522,887	$44,711	$478,176	195.7%
CMBS	6,480	—	6,480	2.7%
U.S. Treasury securities	399,632	397,503	2,129	0.9%
Total investment securities	$928,999	$442,214	$486,785	199.3%

Investment in Majority-Owned Affiliate	$11,464	$—	$11,464	4.7%

Total investment portfolio	$2,523,127	$1,894,170	$628,957	257.4%
Target assets (1)	$2,123,495	$1,496,667	$626,828	256.5%

Cash	$36,772	$—	$36,772	15.0%
Other assets and liabilities (2)	(421,352)	—	(421,352)	(172.4)%
Total	$2,138,547	$1,894,170	$244,377	100.0%

(1) “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliate.

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $447.6 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

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

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $1.01 billion due to broker for our quarter-end purchase of certain Whole Pool Agency RMBS.

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of March 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$59 - $3,425	$545
Interest rate	2.99% - 9.99%	4.63%
Maturity date	1/25/2037 - 5/31/2062	March 2053
FICO score at loan origination	597 - 818	736
LTV at loan origination	17% - 95%	70%
DTI at loan origination	1.20% - 59.10%	23%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.9%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$59 - $3,441	$496
Interest rate	2.88% - 9.99%	4.80%
Maturity date	9/21/2036 - 6/20/2062	February 2053
FICO score at loan origination	575 - 823	737
LTV at loan origination	8% - 95%	70%
DTI at loan origination	1.20% - 59.06%	23%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.91%

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2023:

($ in thousands)
UPB	$1,132,416
Number of loans	2,638
Weighted average loan coupon	4.71%
Average loan amount	431
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	743
Current 3-month constant prepayment rate (“CPR”) (1)	4.8%
Percentage of loans 90+ days delinquent (based on UPB)	0.6%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2023:

(1) No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2023. Numbers presented may add to more than 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022:

($ in thousands)
UPB	$1,151,332
Number of loans	2,664
Weighted average loan coupon	4.72%
Average loan amount	434
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	5%
Percentage of loans 90+ days delinquent (based on UPB)	—%

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022:

(1) No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022. Numbers presented may add to more than 100% due to rounding.

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of March 31, 2023:

300
250
200
150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

300
250
200
150
100
50
0
# of Loans
< 3
3-3.4999
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2022:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of March 31, 2023, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of March 31, 2023:

Non Owner Occupied, 1%
Loans Made to Bank Statement Borrowers, 36%
Investor Loans, 24%
Just Missed Prime, 39%

Loans Made to Bank Statement Borrowers, 36%
Full Documentation and Other Loans, 40%
Investor Loans, 24%

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of March 31, 2023. Numbers presented may add to more than 100% due to rounding.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2022, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2022:

(1) No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2022. Numbers presented may add to more than 100% due to rounding.

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of March 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$241 - $4,300	$1,653
Interest rate	5.50% - 8.38%	6.35%
Loan term	0.17 - 26.94 years	7.43 years
LTV at loan origination	46.7% - 75.0%	50.9%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$242 - $4,300	$1,656
Interest rate	5.50% - 8.38%	7.03%
Loan term	0.42 - 27.18 years	7.68 years
LTV at loan origination	46.7% - 75.0%	50.9%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of March 31, 2023 and December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of March 31, 2023:

Numbers presented may add to more than 100% due to rounding.

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2022:

Note: Numbers presented may add to more than 100% due to rounding.

RMBS
We have participated in numerous securitization transactions pursuant to which we contributed to a securitization trust under the purview of AOMT I, LLC, non‑QM loans that we had accumulated and held on our balance sheet. These loans were purchased from affiliated and unaffiliated entities. In return, we received bonds from these securitization trusts, and cash. At times, we were allocated certain risk retention securities as part of these transactions. Risk retention securities represent at least 5% of a horizontal or vertical slice of the bonds issued as part of the transaction.
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of March 31, 2023, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3	AOMT 2023-1 (4)
	($ in thousands)
UPB of loans	$117,202	$116,385	$144,674	$183,360	$573,758
Number of loans	400	408	543	564	1,062
Weighted average loan coupon	7.0%	7.1%	6.4%	5.8%	5.2%
Average loan amount	$293	$285	$266	$325	$540
Weighted average LTV at loan origination and deal date	73%	71%	69%	74%	70%
Weighted average credit score at loan origination and deal date	696	699	717	719	729
Current 3-month CPR (1)	5.1%	10.9%	7.7%	11.5%	5.6%
90+ day delinquency (as a % of UPB)	11.9%	11.2%	4.0%	4.3%	0.7%
Fair value of first loss piece (2)	$12,964	$3,675	$1,974	$21,097	$5,514
Investment thickness (3)	29.67%	13.68%	8.84%	16.92%	3.39%
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
(4) The fair value of the first loss piece presented for AOMT 2023-1 is the total at risk for the Majority-Owned Affiliate.

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

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of March 31, 2023:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$9,965	$—	$9,965	$1,372	$—	1,372	$8,593	$—	$8,593
Subordinate	51,417	—	51,417	28,676	—	28,676	22,741	—	$22,741
Interest only / excess	12,327	—	12,327	1,684	—	1,684	10,643	—	$10,643
Whole pool (2)	—	$449,178	449,178	—	—	—	—	449,178	$449,178
Retained RMBS in VIEs (3)	—	—	—	12,979	—	12,979	(12,979)	—	$(12,979)
Total	$73,709	$449,178	$522,887	$44,711	$—	$44,711	$28,998	$449,178	$478,176

(1) Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2) The whole pool RMBS presented as of March 31, 2023 were purchased from a broker to whom the Company owes approximately $447.6 million, payable upon the settlement date of the trade. See Note 7 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3) A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $116.7 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of December 31, 2022:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$1,958	$—	$1,958	$1,470	$—	$1,470	$488	$—	$488
Subordinate	49,578	—	49,578	24,982	—	24,982	24,596	—	$24,596
Interest only / excess	10,424	—	10,424	1,506	—	1,506	8,918	—	$8,918
Whole pool (2)	—	993,378	993,378	—	—	—	—	993,378	$993,378
Retained RMBS in VIEs (3)	—	—	—	24,586	—	24,586	(24,586)	—	(24,586)
Total	$61,960	$993,378	$1,055,338	$52,544	$—	$52,544	$9,416	$993,378	$1,002,794

(1) Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2) The whole pool RMBS presented as of December 31, 2022 were purchased from a broker to whom the Company owes approximately $1.0 billion, payable upon the settlement date of the trade. See Note 7 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3) A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $110.5 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of March 31, 2023:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338
Acquisitions:
Retained bonds received in securitizations	—	7,781	541	2,071	—	10,393
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	447,568	447,568
Effect of principal payments / called deals	—	(101)	—	—	(1,006,196)	(1,006,297)
IO and excess servicing prepayments	—	—	—	(279)	—	(279)
Changes in fair value, net	—	327	1,298	111	14,428	16,164
Ending fair value	$—	$9,965	$51,417	$12,327	$449,178	$522,887

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	3,151,406	3,151,406
Effect of principal payments / called deals	(3,041)	(171)	(29,612)	(169)	(2,533,834)	(2,566,827)
IO and excess servicing prepayments	—	—	2,256	(21,256)	—	(19,000)
Changes in fair value, net	(35)	(49)	(13,416)	13,874	3,751	4,125
Ending fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of March 31, 2023)

(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2023. Numbers presented may add to more than 100% due to rounding.

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2022)

(1) No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2022. Numbers presented may add to more than 100% due to rounding.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	($ in thousands)
UPB of loans	$121,942	$122,432
Number of loans	159	160
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$767	$765
Weighted average LTV at loan origination and deal date	56.2%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	2,942	—	2,942	2,901	—	2,901
Interest only / excess	3,538	—	3,538	3,210	—	3,210
Total	$6,480	$—	$6,480	$6,111	$—	$6,111

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, and securitizations of our whole loans. Our financing sources historically have included the foregoing, as well as capital contributions from our investors prior to our IPO, and the proceeds from our IPO and concurrent private placement (which capital has all been deployed). Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
We have used and expect to continue to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage‑related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we have financed and expect to continue to finance a substantial portion of our mortgage loans utilizing fixed-rate term securitization funding that provides long‑term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements.

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

Description of Existing Financing Arrangements
As of March 31, 2023, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.1 billion. During the quarter ended March 31, 2023, an unused loan financing facility with a regional bank expired in accordance with its terms. We also refinanced a static pool financing facility held with institutional investors into a different static pool financing with another lender, and terminated the initial static pool financing facility. Borrowings under warehouse loan financing lines or placed with institutional investors (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of March 31, 2023, the advance rates (when required) of our three active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or, if shorter, in the period from September 30, 2022 to the applicable date of determination, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of March 31, 2023 was $10.0 million. Other restrictive covenants with which we were bound to comply during the first quarter of 2023 related to a regional bank financing facility which we allowed to expire by its terms, and included additional requirements around GAAP net income.
A description of each loan financing facility in place during the quarter ended March 31, 2023 is set forth as follows:
Multinational Bank 1 Loan Financing Facility. On April 13, 2022, we and two of our subsidiaries entered into a master repurchase agreement with a multinational bank (“Multinational Bank 1”). Our subsidiaries are each considered a “Seller” under this agreement. From time to time and pursuant to the agreement, either of our subsidiaries may sell to Multinational Bank 1, and later repurchase, up to $600.0 million aggregate borrowings on mortgage loans.
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of March 31, 2023, the termination date of the master repurchase agreement was July 25, 2023; however, subsequent to March 31, 2023, the Company renewed its loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods as provided for in the original Master Repurchase Agreement with Multinational Bank 1, dated April 13, 2022. This loan financing facility has been extended to October 25, 2023, and the interest rate pricing spread decreased to 2.15%.
The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a interest rate pricing spread as described above, and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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
In addition, the agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross‑defaults, bankruptcy or insolvency proceedings, and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the agreement and Multinational Bank 1’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiaries are also required to pay certain customary fees to Multinational Bank 1 and to reimburse Multinational Bank 1 for certain costs and expenses incurred in connection with its structuring, management, and ongoing administration of the master repurchase agreement.
Global Investment Bank 2 Loan Financing Facility. On February 13, 2020, we and our subsidiary entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”). We and our subsidiary are each considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Global Investment Bank 2. Pursuant to the agreement, we or our subsidiary may sell to Global Investment Bank 2, and later repurchase, up to

$250.0 million aggregate borrowings on mortgage loans. The agreement is set to terminate on February 2, 2024, unless terminated earlier pursuant to the terms of the agreement.
Prior to the amendment executed on February 4, 2022, the principal amount paid by Global Investment Bank 2 for each mortgage loan was based on a percentage of the market value, cost‑basis value, or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retained the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Prior to the February 4, 2022 amendment, upon our or our subsidiary’s repurchase of the mortgage loan, we or our subsidiary were required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (1) the greater of (A) 0.00% and (B) one‑month LIBOR and (2) a pricing spread generally ranging from 2.00% to 3.25%.
Effective as of February 4, 2022, interest accrues on any outstanding balance under the master repurchase agreement at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month). Additionally, the agreement was also amended to remove any draw fees and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 2.20% to 3.45%.
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
Global Investment Bank 3 Static Loan Pool Financing. On October 24, 2018, we and one of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”). We, and our subsidiary, are considered a “Seller” under this agreement. Pursuant to the initial agreement (prior to December 19, 2022, as further described below), we or our subsidiary could sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans, although Global Investment Bank 3 was under no obligation to purchase the loans we offered to sell to them. The term of the initial agreement was extended such that it terminates on December 19, 2023, as further described below.
On December 19, 2022, the facility was amended to increase the facility limit up to $286.0 million, finance a static pool of mortgage loans, and extend the termination date to December 19, 2023; however, the amendment did not extend the revolving period, which ended on December 19, 2022. Additionally, the amendment generally removed “mark to market” provisions and now requires an economic interest rate hedging account (“interest rate futures account”) which account is for the benefit of Global Investment Bank 3 and under its sole control, subject to recoupment to meet hedging margin calls.

During 2022, interest accrued at the sum of Compounded SOFR and a SOFR adjustment of 20 basis points (though the SOFR adjustment was later amended by the December 19, 2022 amendment, as further described below). Compounded SOFR is determined on a one-month basis and is defined as a daily rate as determined by Global Investment Bank 3 to be the “USD-SOFR-Compound” rate as defined in the International Swaps and Derivatives Association, Inc. definitions. The December 19, 2022 amendment changed the interest rate spread to 2.80% for the first three months following the amendment date, which increases by an additional 50 basis points every three months thereafter.
Prior to December 19, 2022, the agreement contained margin call provisions that provided Global Investment Bank 3 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under those provisions, Global Investment Bank 3 could have required us or our subsidiary to transfer cash sufficient to eliminate any margin deficit resulting from such a decline. These margin call provisions were largely removed pursuant to the amendment executed on December 19, 2022, as described above, and replaced with the interest rate futures account described above, maintained for the benefit of and under the sole control of Global Investment Bank 3. At times, we may hold certain cash collateral resulting from the interest rate futures account as restricted cash under this agreement.
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
Institutional Investors A and B Static Loan Pool Financing. On October 4, 2022, the Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The master repurchase agreements were set to expire on January 4, 2023, with a one-time three month extension period option. The Company subsequently repaid these financing facilities in full on January 4, 2023, at which time the facilities were terminated pursuant to their terms.
Pursuant to the agreements, interest accrued under the master repurchase agreements at a rate based on one-month Term SOFR (defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and a spread of 3.5%, with one-month Term SOFR subject to a floor of 2.0%.
The agreements contained provisions for a cash collateral account subject to a margin percentage. As of December 31, 2022, the Company held restricted cash pertaining to this lender’s cash collateral requirements included in “restricted cash” of approximately $3.8 million on the Company’s condensed consolidated balance sheet as of December 31, 2022, which was released on January 4, 2023 at which time the facilities were terminated pursuant to their terms.
We and our subsidiary were also required to pay certain customary fees to Institutional Investors A and B, and to reimburse Institutional Investors A and B for certain costs and expenses incurred in connection with the structuring, management, and administration of the agreements.
Regional Bank 1 Loan Financing Facility. On December 21, 2018, we and one of our subsidiaries entered into a master repurchase agreement with a regional bank (“Regional Bank 1”). From time to time, we and our subsidiary have amended such master repurchase agreement with Regional Bank 1. We and our subsidiary were each considered a “Seller” under this agreement. Pursuant to the agreement, we or our subsidiary could sell to Regional Bank 1, and later repurchase, up to $50.0 million aggregate borrowings on mortgage loans. The agreement was amended on March 7, 2022 to extend the term to March 16, 2023. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest accrued on any new transactions under the loan financing line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional pricing spread. This financing facility was substantially unused, and expired by its terms on March 16, 2023.
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
The agreement required us to maintain various standard financial covenants similar to the financial covenants required by our active lenders, as described above, along with a GAAP net income-based covenant. In addition, the agreement set forth events of default customary for this type of transaction. The remedies for such events of default were also customary for this type of transaction and included the acceleration of the principal amount outstanding under the agreement and Regional Bank 1’s right to liquidate the mortgage loans then subject to the agreement.
We and our subsidiary were also required to pay certain customary fees to Regional Bank 1 and to reimburse Regional Bank 1 for certain costs and expenses incurred in connection with its structuring, management, and administration of the agreement.

The following table sets forth the details of our financing lines as of each of March 31, 2023 and December 31, 2022:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		March 31, 2023	December 31, 2022
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.25%	$160,457	$352,038

Global Investment Bank 2 (2)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.80%	278,795	119,137

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	168,695

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$439,252	$639,870
(1) On January 25, 2023, this financing facility was extended through July 25, 2023 in accordance with the terms of the agreement, which contemplates six-month renewals.
(2) This financing facility expires on February 2, 2024.

(3) This static pool financing facility expires on December 19, 2023. The interest rate pricing spread per the agreement began at 2.80% for the first three months following December 19, 2022, and increases by an additional 50 basis points every three months thereafter; however, the facility does not, in general, contain “mark to market” provisions. The agreement requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, as described above, which account is for its benefit and under its sole control.

(4) On October 4, 2022, the Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The master repurchase agreements were set to expire on January 4, 2023, subject to a one-time option to extend for three months, which the Company did not utilize. The Company repaid this financing facility in full on January 4, 2023. The Company held restricted cash pertaining to this lender’s cash collateral requirements included in “restricted cash” on the Company’s condensed consolidated balance sheet as of December 31, 2022, as described above, which was released on January 4, 2023.

(5) This agreement expired by its terms on March 16, 2023.

The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2023:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$160,457	$439,543

Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	278,795	278,795	—

Total	$1,128,795	$439,252	$689,543

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of March 31, 2023, this financing facility had no unused borrowing capacity as the outstanding borrowings were based on static pools of mortgage loans.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of March 31, 2023 and December 31, 2022:

March 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$397,503	3.65%	11
RMBS (1)	$44,711	6.55%	12
Total	$442,214	3.94%	11

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	52,544	6.07%	13
Total	$52,544	6.07%	13
(1) A portion of repurchase debt outstanding as of both March 31, 2023 and December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
The repurchase debt against the U.S. Treasury securities was repaid in full upon the maturity of the U.S. Treasury securities.
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q3 2021	489,287	173,265	489,287
Q4 2021	609,251	206,897	609,251
Q1 2022	477,422	272,282	477,422
Q2 2022	128,365	92,598	132,629
Q3 2022	67,454	50,988	67,454
Q4 2022	52,544	56,426	63,357
Q1 2023	442,214	180,165	442,214

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
Securitization Transactions
In January 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 59% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-1 issued approximately $552.9 million in face value of bonds. Our proportionate share of 41.21% of the retained bonds was approximately $21.8 million, including a retained discount on issuance of approximately $6.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $190.1 million and retained cash of $15.9 million, which was used for operational purposes.
Given the accounting rules surrounding this type of transaction, we derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our condensed consolidated balance sheet as of March 31, 2023.

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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-4 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-1 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
Leverage and Hedging Strategies

We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions.
Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options.
Cash Availability
Cash and cash equivalents

Our cash balance as of March 31, 2023 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to fund margin calls on our mark to market financing facilities or our economic hedge agreements, should such margin calls occur. Due to the conversion of our financing facility with Global Investment Bank 3 to a static pool financing facility, which limited our mark-to-market exposure, some of our cash was restricted, as further described below, and held in an economic interest rate hedging account for the benefit of Global Investment Bank 3, for its benefit and under its control.

We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $20.8 million as of March 31, 2023 was comprised of: $15.4 million was held for the benefit of Global Investment Bank 3, the majority of which balance is in an economic interest rate hedging account under the control of Global Investment Bank 3, and may be drawn by Global Investment Bank 3 at its discretion, $0.4 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $5.0 million.

Restricted cash of approximately $10.6 million as of December 31, 2022 was comprised of: $5.6 million in margin collateral required by certain whole loan financing facility counterparties, the majority of which cash margin required was fully released subsequent to December 31, 2022; $1.1 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $3.9 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2022.

Cash Flows

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cash flows provided by (used in) operating activities	$265,140	$(606,423)
Cash flows provided by (used in) investing activities	$(409,544)	$261,363
Cash flows provided by financing activities	$162,160	$388,644
Net increase in cash and restricted cash	$17,756	$43,584

The cash provided by operating activities of $265.1 million for the three months ended March 31, 2023 as compared to the use of cash of $606.4 million for the three months ended March 31, 2022 was primarily due to the sale of residential mortgage loans into an affiliate’s securitization trust during the first three months of 2023, while in 2022, we purchased residential mortgage loans.

The use of investing cash flows of $409.5 million for the three months ended March 31, 2023 as compared to cash provided by investing activities of $261.4 million for the three months ended March 31, 2022 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period.

Financing cash flows provided of $162.2 million for the three months ended March 31, 2023 as compared to $388.6 million provided for the three months ended March 31, 2022 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods, and proceeds from non-recourse securitization transactions in the 2022 comparative period.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” section in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2022. Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, particularly changes in the fair values of consolidated assets and liabilities. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates.

Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements and any expected impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized, and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended March 31, 2023.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Third Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
10.1	†	Indemnification Agreement between the Company and Sreeniwas Prabhu, dated September 19, 2022
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

†    Filed herewith.
*    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE REIT, INC.

Date: May 9, 2023	By:	/s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)