Form 10-Q
period 2023-06-30
Angel Oak Mortgage REIT, Inc.
filed 2023-08-09
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,955,566 shares of common stock, $0.01 par value per share, outstanding as of August 9, 2023.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	June 30, 2023	December 31, 2022
ASSETS
Residential mortgage loans - at fair value	$296,529	$770,982
Residential mortgage loans in securitization trusts - at fair value	1,241,994	1,027,442
Commercial mortgage loans - at fair value	9,589	9,458
RMBS - at fair value	459,972	1,055,338
CMBS - at fair value	6,853	6,111
U.S. Treasury securities - at fair value	299,581	—
Cash and cash equivalents	59,140	29,272
Restricted cash	9,577	10,589
Principal and interest receivable	9,836	17,497
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	3,294	14,756
Other assets	17,418	4,767
Total assets	$2,413,783	$2,946,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$233,970	$639,870
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,211,441	1,003,485
Securities sold under agreements to repurchase	340,701	52,544
Due to broker	390,380	1,006,022
Accrued expenses	1,372	1,288
Accrued expenses payable to affiliate	1,055	2,006
Interest payable	705	2,551
Management fee payable to affiliate	1,483	1,967
Total liabilities	$2,181,107	$2,709,733

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of June 30, 2023: 350,000,000 shares authorized, 24,924,886 shares issued and outstanding. As of December 31, 2022: 350,000,000 shares authorized, 24,925,357 shares issued and outstanding.	$249	$249
Additional paid-in capital	476,127	475,379
Accumulated other comprehensive loss	(6,565)	(21,127)
Retained earnings (deficit)	(237,135)	(218,022)
Total stockholders’ equity	$232,676	$236,479
Total liabilities and stockholders’ equity	$2,413,783	$2,946,212

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INTEREST INCOME, NET
Interest income	$23,763	$29,702	$47,503	$56,811
Interest expense	17,311	13,271	34,252	23,441
NET INTEREST INCOME	6,452	16,431	13,251	33,370

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(4,169)	12,718	(15,012)	39,133
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Note 2), and derivative contracts	379	(73,985)	10,569	(154,166)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(3,790)	(61,267)	(4,443)	(115,033)

EXPENSES
Operating expenses	2,214	2,977	4,418	6,723
Operating expenses incurred with affiliate	607	838	1,073	1,838
Due diligence and transaction costs	21	519	21	1,182
Stock compensation	207	968	748	1,839
Securitization costs	1,027	—	1,910	2,019
Management fee incurred with affiliate	1,493	2,006	3,015	3,879
Total operating expenses	5,569	7,308	11,185	17,480

INCOME (LOSS) BEFORE INCOME TAXES	(2,907)	(52,144)	(2,377)	(99,143)
Income tax expense (benefit)	781	—	781	(3,457)
NET INCOME (LOSS)	$(3,688)	$(52,144)	$(3,158)	$(95,686)
Preferred dividends	—	(4)	—	(8)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(3,688)	$(52,148)	$(3,158)	$(95,694)
Other comprehensive income (loss)	(242)	11,235	14,562	(1,752)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,930)	$(40,913)	$11,404	$(97,446)

Basic earnings (loss) per common share	$(0.15)	$(2.13)	$(0.13)	$(3.90)
Diluted earnings (loss) per common share	$(0.15)	$(2.13)	$(0.13)	$(3.90)

Weighted average number of common shares outstanding:
Basic	24,686,881	24,458,015	24,674,875	24,549.977
Diluted	24,686,881	24,458,015	24,674,875	24,549.977

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of March 31, 2023	$249	$475,920	$(6,323)	$(225,468)	$244,378
Dividends paid on common stock ($0.32 per share)	—	—	—	(7,979)	(7,979)
Non-cash equity compensation	—	207	—	—	207
Unrealized gain on RMBS and CMBS	—	—	(242)	—	(242)
Net income (loss)	—	—	—	(3,688)	(3,688)
Stockholders’ equity as of June 30, 2023	$249	$476,127	$(6,565)	$(237,135)	$232,676

	Three Months Ended June 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of March 31, 2022	$101	$252	$474,377	$(9,987)	$(43,306)	421,437
Repurchase of common stock	—	(3)	(2,989)	—	—	(2,992)
Non-cash equity compensation	—	—	968	—	—	968
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	11,235	—	11,235
Dividends paid on common stock	—	—	—	—	(11,216)	(11,216)
Net income (loss)	—	—	—	—	(52,144)	(52,144)
Stockholders’ equity as of June 30, 2022	$101	$249	$472,356	$1,248	$(106,670)	$367,284

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2022	$249	$475,379	$(21,127)	$(218,022)	236,479
Non-cash equity compensation	—	748	—	—	748
Unrealized gain on RMBS and CMBS	—	—	14,562	—	14,562
Dividends paid on common stock ($0.32 per share)	—	—	—	(15,955)	(15,955)
Net income (loss)	—	—	—	(3,158)	(3,158)
Stockholders’ equity as of June 30, 2023	$249	$476,127	$(6,565)	$(237,135)	$232,676

	Six Months Ended June 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	491,390
Repurchases of common stock	—	(3)	(5,993)	—	—	(5,996)
Non-cash equity compensation	—	—	1,839	—	—	1,839
Dividends declared - preferred	—	—	—	—	(8)	(8)
Unrealized loss on RMBS and CMBS	—	—	—	(1,752)	—	(1,752)
Dividends paid on common stock	—	—	—	—	(22,503)	(22,503)
Net income (loss)	—	—	—	—	(95,686)	(95,686)
Stockholders’ equity as of June 30, 2022	$101	$249	$472,356	$1,248	$(106,670)	$367,284

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,158)	$(95,686)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	15,012	(39,133)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(10,569)	154,166
Accretion of discount on U.S. Treasury securities	(659)	—
Amortization of debt issuance costs	733	1,031
Net amortization of premiums and discounts on mortgage loans	1,635	7,284
Non-cash equity compensation	748	1,839
Net change in:
Purchases of residential mortgage loans from non-affiliates	(5,024)	(390,956)
Purchases of residential mortgage loans from affiliates	(11,515)	(541,875)
Principal payments on residential mortgage loans in securitization trusts	44,658	156,031
Principal payments on residential mortgage loans	24,963	49,229
Collateral due to counterparties	—	—
Margin received from interest rate futures contracts and TBAs	2,353	73,171
Sale of residential mortgage loans into affiliate’s securitization trust	229,569	—
Principal and interest receivable on residential mortgage loans	7,662	(10,975)
Other assets	(12,651)	(296)
Accrued expenses	(697)	2,143
Accrued expenses payable to affiliate	(951)	114
Interest payable	(1,846)	1,380
Management fee payable to affiliate	(484)	160
Income tax expense (benefit)	781	(3,457)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	280,560	(635,830)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(1,006,023)	(419,748)
Purchases of investments in RMBS, trading	(458,068)	—
Sale of investments in RMBS, available for sale	1,006,196	669,913
Sale of investments in RMBS, trading	449,891	—
Purchase of investment in U.S. Treasury securities	(698,880)	(349,992)
Maturity of U.S. Treasury securities	400,000	600,000
Principal payments on RMBS	202	4,936
Purchases of commercial mortgage loans	—	(3,180)
Sale of commercial mortgage loans	—	578
Principal payments on commercial mortgage loans	17	34
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(306,666)	502,541

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(15,955)	(22,503)
Dividends paid to preferred shareholders	—	(8)
Repurchases of common stock	—	(5,996)
Principal payments on non-recourse securitization obligation	(44,658)	(156,031)
Cash paid for debt issuance costs	—	(457)
Proceeds from securitization	233,318	520,044
Net proceeds from (payments on) securities sold under agreements to repurchase	288,157	(480,886)
Net proceeds from (payments on) notes payable	(405,900)	248,693
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,962	102,856

CHANGE IN CASH AND RESTRICTED CASH	28,857	(30,433)
CASH AND RESTRICTED CASH, beginning of period (1)	39,861	52,309
CASH AND RESTRICTED CASH, end of period (1)	$68,717	$21,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$32,406	$22,061

(1) Cash, cash equivalents, and restricted cash as of June 30, 2023 included cash and cash equivalents of $59.1 million and restricted cash of $9.6 million, and as of June 30, 2022 included cash and cash equivalents of $16.1 million and restricted cash of $5.8 million.
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

Use of Estimates
The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., fair value changes due to inputs and underlying assumptions as described in Note 10 — Fair Value Measurements, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

New Accounting Standards and Interpretations

As of June 30, 2023, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its condensed consolidated financial statements.

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

Certain comparative period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the six months-ended June 30, 2022, to identify amortization of debt issuance costs, net amortization of premiums and discounts of mortgage loans, and principal payments on residential mortgage loans in securitization trusts.

Summary of Significant Accounting Policies

The Company’s summary of significant accounting policies as set forth in its Annual Report on Form 10-K remain unchanged. During the six months ended June 30, 2023, the Company elected a new accounting classification regarding certain of its investments in debt securities, as further described below, as the Company classifies securities on a trade-by-trade basis upon purchase. The Company did not transfer any securities between classifications.

The Company classifies its investments in debt securities in accordance with Accounting Standards Codification 320 - Investments - Debt Securities (“ASC 320”) as “trading,” “available for sale,” or “held to maturity”. Historically, the Company had classified all of its investments in debt securities as available for sale (“AFS”). In the first quarter of 2023, the Company began designating its purchases of Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”) and purchases of U.S. Treasury securities as trading securities.
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

VIEs for Which the Company is the Primary Beneficiary

In 2021, 2022 and 2023, the Company entered into securitization transactions where it was determined that the Company was the primary beneficiary, as, with respect to each securitization vehicle, it controls the class of securities with call rights, or “controlling class” of securities, the XS tranche. The Company was the sole entity to contribute residential whole mortgage loans to these securitization vehicles.

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the condensed consolidated balance sheets related to these consolidated VIEs as of June 30, 2023 and December 31, 2022:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2023	December 31, 2022
Assets:	(in thousands)
Residential mortgage loans in securitization trusts - cost	$1,440,100	$1,193,879
Fair value adjustment	(198,106)	(166,437)
Residential mortgage loans in securitization trusts - at fair value	$1,241,994	$1,027,442

Accrued interest receivable	$1,745	$1,995

Liabilities (1):
Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, amortized cost	$448,774	$474,070
Less: debt issuance costs capitalized	(411)	(1,145)
Non-recourse securitization obligations, collateralized by residential mortgage loans, amortized cost, net	$448,363	$472,925

Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, subject to fair value adjustment	$851,103	$611,114
Fair value adjustment	(88,025)	(80,554)
Non-recourse securitization obligations, collateralized by residential mortgage loans - at fair value, net	$763,078	$530,560

Total non-recourse securitization obligations, collateralized by residential mortgage loans, net	$1,211,441	$1,003,485
(1) Debt issuance costs for non-recourse securitization obligations electing the fair value option are recorded to expense upon issuance of the securitization. Debt issuance costs incurred with the issuances of non-recourse securitization obligations for which the fair value option was not elected are presented at amortized cost.
Income and expense amounts related to the consolidated VIEs recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 is set forth as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(in thousands)
Interest income	$12,819	$11,469	$25,480	$21,887
Interest expense, non-recourse liabilities (1)	(7,518)	(5,679)	(15,165)	(10,262)
Net interest income	$5,301	$5,790	$10,315	$11,625
Net unrealized gain (loss) on mortgage loans in securitization trusts - at fair value	(13,982)	(24,578)	7,459	(79,752)
Unrealized gain (loss) on mark-to-market of non-recourse securitization obligation - at fair value	9,205	14,361	(18,563)	32,673
Securitization expenses	—	—	—	(2,019)
Realized losses and operating expenses	(439)	(252)	(1,196)	(448)
Net loss from consolidated VIEs	$85	$(4,679)	$(1,985)	$(37,921)
(1) Interest expense includes amortization of debt issuance expense.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

VIEs for Which the Company is Not the Primary Beneficiary

In 2019, 2020 and 2023, the Company sponsored or participated along with other affiliates of Angel Oak Capital in the formation of various entities that were considered to be VIEs. These VIEs were formed to facilitate securitization issuances that were comprised of secured residential whole loans and/or small balance commercial loans contributed to securitization trusts.
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
The securities received in the securitization transactions were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “CMBS - at fair value” on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, and details on the accounting treatment and fair value methodology of the securities can be found in Note 10 — Fair Value Measurements. See also Note 5 — Investment Securities, for the fair value of AOMT securities held by the Company as of June 30, 2023 and December 31, 2022 that were retained by the Company as a result of these securitization transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.    Residential Mortgage Loans

Residential mortgage loans are mortgage loans on residences located in various states with concentrations in California, Florida, Texas, and Georgia. Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	($ in thousands)
Cost	$337,756	$886,661

Unpaid principal balance	$330,403	$864,171
Net premium on mortgage loans purchased	7,353	22,489
Change in fair value	(41,227)	(115,678)
Fair value	$296,529	$770,982

Weighted average interest rate	4.84%	4.80%

Weighted average remaining maturity (years)	30	30

At times, various forms of margin maintenance on residential mortgage loans may be required by certain financing facility counterparties. See Note 6 — Notes Payable.

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of June 30, 2023 and December 31, 2022:

As of:	June 30, 2023	December 31, 2022
	($ in thousands)
Number of mortgage loans 90 or more days past due	7	11
Recorded investment in mortgage loans 90 or more days past due	$5,750	$7,230
Unpaid principal balance of loans 90 or more days past due	$5,600	$7,043

Number of mortgage loans in foreclosure	4	2
Recorded investment in mortgage loans in foreclosure	$1,798	$820
Unpaid principal balance of loans in foreclosure	$1,741	$849

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Commercial Mortgage Loans

Commercial mortgage loans are mortgage loans on commercial properties located in various states with concentrations in Georgia, California, and Tennessee. Commercial mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	($ in thousands)
Cost	$9,911	$9,928

Unpaid principal balance	$9,911	$9,928
Change in fair value	(322)	(470)
Fair value	$9,589	$9,458

Weighted average interest rate	9.17%	7.03%

Weighted average remaining maturity (years)	7	8
The net discount on commercial mortgage loans was fully amortized as of December 31, 2022. As of June 30, 2023, one commercial mortgage loan, representing $4.3 million in unpaid principal balance, was in foreclosure. On July 3, 2023, this loan was sold for $4.6 million representing the full outstanding principal balance and carrying amount, and accrued costs and fees (see Note 16 — Subsequent Events) . There were no commercial mortgage loans more than 90 days overdue or in foreclosure as of December 31, 2022.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.    Investment Securities
As of June 30, 2023, investment securities were comprised of non‑agency RMBS (“AOMT RMBS”), Whole Pool Agency RMBS, commercial mortgage backed securities (“CMBS”), and U.S. Treasury securities. The U.S. Treasury securities held by the Company as of June 30, 2023 subsequently matured on July 13, 2023. The Company did not hold any U.S. Treasury securities as of December 31, 2022.

The following table sets forth a summary of AOMT RMBS, Whole Pool Agency RMBS, and CMBS at cost as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
AOMT RMBS	$68,419	$69,922
Whole Pool Agency RMBS	$390,380	$1,006,022
CMBS	$6,419	$6,329
The following table sets forth certain information about the Company’s investments in RMBS and CMBS at fair value as of June 30, 2023 and December 31, 2022:

	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
June 30, 2023:	(in thousands)
AOMT RMBS (1)
Mezzanine	$9,533	$(1,335)	$8,198
Subordinate	49,938	(21,219)	28,719
Interest Only/Excess	12,438	(1,873)	10,565
Retained RMBS in VIEs (2)	—	(18,346)	(18,346)
Total AOMT RMBS	$71,909	$(42,773)	$29,136
Whole Pool Agency RMBS
Fannie Mae	$271,714	$—	$271,714
Freddie Mac	116,349	—	116,349
Whole Pool Total Agency RMBS	$388,063	$—	$388,063
Total RMBS	$459,972	$(42,773)	$417,199

AOMT CMBS
Subordinate	$3,083	$—	$3,083
Interest Only/Excess	3,770	—	3,770
Total AOMT CMBS	$6,853	$—	$6,853

(1) AOMT RMBS held as of June 30, 2023 included both retained tranches of securitizations in which the Company participated where the Company was not deemed to be the primary beneficiary, and additional securities issued by affiliates of Angel Oak Capital which were purchased in secondary market transactions.

(2) A portion of repurchase debt includes borrowings against retained bonds received from securitizations involving consolidated VIEs. These bonds have a fair value of $134.8 million. The Company reflects the underlying assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets rather than the bonds, due to the accounting rules around this type of securitization.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
December 31, 2022:	(in thousands)
AOMT RMBS (1)
Mezzanine	$1,958	$(1,470)	$488
Subordinate	49,578	(24,982)	24,596
Interest Only/Excess	10,424	(1,506)	8,918
Retained RMBS in VIEs (2)	—	(24,586)	(24,586)
Total AOMT RMBS	$61,960	$(52,544)	$9,416
Whole Pool Agency RMBS
Fannie Mae	$501,458	$—	$501,458
Freddie Mac	491,920	—	491,920
Whole Pool Total Agency RMBS	$993,378	$—	$993,378
Total RMBS	$1,055,338	$(52,544)	$1,002,794

AOMT CMBS
Subordinate	$2,901	$—	$2,901
Interest Only/Excess	3,210	—	3,210
Total AOMT CMBS	$6,111	$—	$6,111

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

The following table sets forth certain information about the Company’s investments in U.S. Treasury securities as of
June 30, 2023 (1):

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Effective Yield
	($ in thousands)
June 30, 2023	$300,000	$460	$299,540	$41	$299,581	5.01%
(1) There were no U.S. Treasury securities held as of December 31, 2022.
6.    Notes Payable
The Company has the ability to finance residential and commercial whole loans utilizing repurchase agreements with various counterparties (“notes payable”), as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged. Each of these vary based on the counterparty. One of these agreements, as noted below, is a “static pool” financing facility, where the lender has agreed to finance a certain pool of loans contributed to such financing facility, which does not allow for any revolving financing terms.

Occasionally, a lender may require cash collateral to be posted as margin collateral on such agreements. As of June 30, 2023, cash collateral for margin maintenance requirements of approximately $4.2 million was held for the benefit of Global Investment Bank 3 within “restricted cash” on the condensed consolidated balance sheet. The majority of this restricted cash balance is in an economic interest rate hedging account under the control of Global Investment Bank 3, and may be drawn by Global Investment Bank 3 at its discretion. As of December 31, 2022, cash collateral for margin maintenance requirements by whole loan financing counterparties was $5.6 million within “restricted cash” on the condensed consolidated balance sheet, of which $3.8 million was held in a segregated restricted cash account and

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

released to the Company by the applicable lender subsequent to December 31, 2022; the remainder of which was held in the economic interest rate hedging account referred to above.

The following table sets forth the details of the Company’s notes payable and drawn amounts for whole loan purchases as of June 30, 2023 and December 31, 2022:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		June 30, 2023	December 31, 2022
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.15%	$154,779	$352,038

Global Investment Bank 2 (2)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.80% - 4.00%	79,191	119,137

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	168,695

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$233,970	$639,870

(1) On January 25, 2023, this financing facility was extended through July 25, 2023 in accordance with the terms of the agreement, which contemplates six-month renewals. On April 26, 2023, the Company extended this financing facility through October 25, 2023, with an interest rate pricing spread of 2.15%. Subsequent to June 30, 2023, the Company extended this financing facility through January 25, 2024 with an interest rate pricing spread of 2.10% (see Note 16 — Subsequent Events).

(2) This financing facility expires on February 2, 2024.

(3) This static pool financing facility expires on December 19, 2023. The interest rate pricing spread per the agreement began at 2.80% for the first three months following December 19, 2022, exclusive of a 20 basis point index spread adjustment, and increases by an additional 50 basis points every three months thereafter; however, the facility does not, in general, contain “mark to market” provisions. The agreement requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, as described above, which account is for its benefit and under its sole control.

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

(5) This agreement expired by its terms on March 16, 2023.

The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2023:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$154,779	$445,221

Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	79,191	79,191	—

Total	$929,191	$233,970	$695,221

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of June 30, 2023, this financing facility had no unused borrowing capacity as the outstanding borrowings were based on a static pool of mortgage loans.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respective in the amounts of $390.4 million and $1.0 billion, relates to the purchase of Whole Pool Agency RMBS at quarter-end in the second and fourth quarters of 2023 and 2022, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled on July 13, 2023 and January 13, 2023, respectively, at which time these assets were simultaneously sold.
The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows as they are noncash transactions.
8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $5.0 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of June 30, 2023 and December 31, 2022:

June 30, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$297,928	5.15%	14
RMBS (1)	$42,773	6.95%	14
Total	$340,701	5.38%	14

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	52,544	6.07%	13
Total	$52,544	6.07%	13

(1) A portion of repurchase debt outstanding as of both June 30, 2023 and December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 5 — Investment Securities.

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
9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of June 30, 2023 and December 31, 2022 included both To-Be-Announced (“TBA”) securities and interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts under the Company’s sole control as of June 30, 2023 and December 31, 2022 included $0.4 million and $1.1 million, respectively. There was no TBA margin collateral required as of either June 30, 2023 or December 31, 2022.

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
The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of June 30, 2023 and December 31, 2022:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
June 30, 2023	Interest rate futures	1,462	$1,055	$—	$—	$146,200
June 30, 2023	TBAs	N/A	$2,239	$—	$—	$402,400

December 31, 2022	Interest rate futures	4,928	$2,211	$—	$—	$492,800
December 31, 2022	TBAs	N/A	$12,545	$—	$—	$1,041,700
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and June 30, 2022 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended June 30, 2023	Interest rate futures	$(2,604)	$8,432
Three Months Ended June 30, 2023	TBAs	$(2,172)	$3,746

Three Months Ended June 30, 2022	Interest rate futures	$29,429	$(13,413)
Three Months Ended June 30, 2022	TBAs	$(964)	$(9,577)

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Six Months Ended June 30, 2023	Interest rate futures	$5,770	$(2,052)
Six Months Ended June 30, 2023	TBAs	$(2,522)	$(10,306)

Six Months Ended June 30, 2022	Interest rate futures	$49,113	$1,322
Six Months Ended June 30, 2022	TBAs	$13,179	$(10,686)

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

As of June 30, 2023, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K. Included in Note 11 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$290,240	$6,289	$296,529
Residential mortgage loans in securitization trusts	—	1,236,836	5,158	1,241,994
Commercial mortgage loans	—	9,589	—	9,589
Investments in securities
Non-Agency RMBS (1)	—	71,909	—	71,909
Whole Pool Agency RMBS	—	388,063	—	388,063
AOMT CMBS (1)	—	6,853	—	6,853
U.S Treasury Securities	299,581	—	—	299,581
Unrealized appreciation on futures contracts	1,055	—	—	1,055
Unrealized appreciation on TBAs	2,239	—	—	2,239
Total assets, at fair value	$302,875	$2,003,490	$11,447	$2,317,812

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (2)	—	763,078	—	763,078
Total liabilities, at fair value	$—	$763,078	$—	$763,078

(1) Non‑Agency RMBS held as of June 30, 2023 included both retained tranches of securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions. All AOMT CMBS held as of June 30, 2023 were comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2023:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$6,289	Prepayment rate (annual CPR)	4.23% - 11.54%	8.15%
		Default rate	7.17% - 32.15%	19.00%
		Loss severity	5.21% - 30.40%	12.60%
		Expected remaining life	1.76 - 3.39 years	2.33 years

Residential mortgage loans in securitization trust, at fair value	$5,158	Prepayment rate (annual CPR)	3.06% - 12.60%	7.72%
		Default rate	0.04% - 38.03%	21.58%
		Loss severity	0.00%- 10.00%	9.33%
		Expected remaining life	1.30 - 4.37 years	2.22 years
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

As of June 30, 2023, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.4 billion and $1.1 billion, respectively, a difference of approximately $274.7 million (which includes AOMT 2022-1, AOMT 2022-4, and AOMT 2023-4, which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $119.2 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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

The amortized cost and fair value of this investment as of June 30, 2023 was approximately $11.5 million and $11.0 million, respectively.

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

The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2022:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$7,196	Prepayment rate (annual CPR)	4.92% - 14.99%	9.39%
		Default rate	4.56% - 24.36%	11.43%
		Loss severity	(0.25)% - 12.54%	7.84%
		Expected remaining life	0.62 - 3.43 years	2.75 years

Residential mortgage loans in securitization trust, at fair value	$8,756	Prepayment rate (annual CPR)	3.24% - 14.55%	7.84%
		Default rate	7.42% - 35.78%	19.07%
		Loss severity	0% - 10.00%	9.23%
		Expected remaining life	1.42 - 3.72 years	2.32 years

11.    Related Party Transactions
Residential Mortgage Loan Purchases
The Company has residential loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The Company purchases the mortgage loans on a servicing retained basis.
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the six month period ended June 30, 2023 and 12 month period ended December 31, 2022:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of the Periods Ended(1)
	($ in thousands)
June 30, 2023	$11,515	38	563

December 31, 2022	$567,324	1,141	845
(1) Excludes loans held in consolidated securitizations.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commercial Mortgage Loan Purchases
The Company has commercial loan purchase agreements with various affiliates of the Company. The Company did not purchase any commercial loans in either the six month period ended June 30, 2023 or the 12 month period ended December 31, 2022.
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
12.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2023, the Company was not aware of any legal claims that could materially impact its financial condition. As of June 30, 2023, the Company had no unfunded commitments.

The Company has a loan release obligation on the facility with Global Investment Bank 3 that is eligible for up to a 100% reduction based on certain criteria that may extended beyond the current term of the financing facility. The maximum potential liability is $1.1 million, which has not been recorded in the condensed consolidated financial statements as the actual liability is not currently determinable.

13.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on AFS securities for the three months ended June 30, 2023 and 2022, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	(in thousands)
AOCI balance, beginning of period	$(6,323)	$(9,987)
Net unrealized gain/(loss) on AFS securities	(242)	11,235
AOCI balance, end of period	$(6,565)	$1,248

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(in thousands)
AOCI balance, beginning of period	$(21,127)	$3,000
Net unrealized gain/(loss) on AFS securities	14,562	(1,752)
AOCI balance, end of period	$(6,565)	$1,248

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	($ in thousands)
Investment in Majority-Owned Affiliate	$11,510	$—
Deferred tax asset	3,457	3,457
Prepaid expenses	2,172	1,310
Protective advances and other assets	279	—
Total other assets	$17,418	$4,767

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

15.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and six month periods ended June 30, 2023 and 2022, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

For the three and six month periods ended June 30, 2023, there were 165,473 anti-dilutive outstanding restricted stock awards and 49,370 performance shares, although the market-based “total stockholder return” conditions for performance share units had not been achieved and thus these units were not included in the diluted weighted average common shares outstanding.

For the three and six month periods ended June 30, 2022, there were 362,536 outstanding restricted stock awards that were anti-dilutive and thus not included in the diluted weighted average common shares outstanding. There were no market-based performance share units outstanding as of June 30, 2022.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$(3,688)	$(52,148)
Dividends allocated to participating securities	(45)	—
Net income (loss) to common stockholders - basic	$(3,733)	$(52,148)
Basic weighted average common shares outstanding	24,686,881	24,458,015
Basic earnings (loss) per common share	$(0.15)	$(2.13)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$(3,688)	$(52,148)
Dividends allocated to participating securities	(45)	—
Net income (loss) to common stockholders - diluted	$(3,733)	$(52,148)
Basic weighted average common shares outstanding	24,686,881	24,458,015
Net effect of dilutive equity awards	—	—
Diluted weighted average common shares outstanding	24,686,881	24,458,015
Diluted earnings (loss) per common share	$(0.15)	$(2.13)

The following table sets forth the calculation of basic and diluted earnings per share for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$(3,158)	$(95,694)
Dividends allocated to participating securities	(81)	—
Net income (loss) to common stockholders - basic	$(3,239)	$(95,694)
Basic weighted average common shares outstanding	24,674,875	24,549,977
Basic earnings (loss) per common share	$(0.13)	$(3.90)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$(3,158)	$(95,694)
Dividends allocated to participating securities	(81)	—
Net income (loss) to common stockholders - diluted	$(3,239)	$(95,694)
Basic weighted average common shares outstanding	24,674,875	24,549,977
Net effect of dilutive equity awards	—	—
Diluted weighted average common shares outstanding	24,674,875	24,549,977
Diluted earnings (loss) per common share	$(0.13)	$(3.90)

16.    Subsequent Events

On July 3, 2023, a commercial mortgage loan representing $4.3 million in principal balance was sold for $4.6 million representing the full outstanding principal balance and carrying amount, and accrued costs and fees.

On July 25, 2023, the Company renewed its loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods provided for in the original Master Repurchase Agreement with Multinational Bank 1, dated April 13, 2022. This loan financing facility has been extended to January 25, 2024 with an updated interest rate pricing spread of 2.10%.

On August 8, 2023, the Company declared a dividend of $0.32 per share of common stock, to be paid on August 31, 2023 to common stockholders of record as of August 22, 2023.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which currently operates primarily through a wholesale channel operated by Angel Oak Mortgage Solutions, LLC and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we also may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
We are externally managed and advised by our Manager, Falcons I, LLC, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of June 30, 2023, had originated over $17.8 billion in total non‑QM loan volume since its inception in 2011. Angel Oak is headquartered in Atlanta and has over 300 employees across its enterprise.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Economic uncertainty and the Federal Reserve Bank’s attempts to tame inflation while balancing unemployment and recession risk again dominated headlines during the second quarter of 2023. Employment data remained strong throughout the quarter, contradicting many analyst’s expectations of an impending recessionary environment brought on by the Fed’s aggressive rate hike cycle of the past 18 months. Though the Fed “skipped” a rate movement in its June 2023 meeting, it resumed the rate increase cycle in July, raising the federal funds rate by 25 basis points. As the federal funds rate continues to tick upward, inflation and unemployment concerns become more prevalent as the Fed attempts a “soft landing”.

Thus far in 2023, the Fed has raised the federal funds rate by 100 basis points, bringing the current federal funds rate to 5.25% - 5.50%. An increase in the federal funds rate and a more restrictive lending environment generally has the effect of raising borrowing rates for all types of consumer credit, including mortgages, as relatively high interest rates generally suppress mortgage origination and refinancing activity. While the average 30-year fixed mortgage rate as of June 30, 2023 of approximately 6.7% is not historically high, American borrowers had acclimated to historically low rates over the prior decade, decreasing their appetite for elevated interest rates, which, combined with “sticky” high home prices, may continue to challenge many borrowers.

As high inflation demonstrated continued stubbornness in the second quarter, the two-year and five-year Treasury yields increased by approximately 82 basis points and 52 basis points, respectively, driving a negative mark-to-market impact to the value of our portfolio. Additionally, securitizations backed by lower-coupon loans continue to be penalized by continued wide spreads. As such, we observed a decrease of approximately 100 - 125 basis points in the weighted average price of our residential whole loans and loans in securitization trusts portfolios during the second quarter. However, we have begun purchasing newly originated non-QM loans at current market rates, which, combined with the impact of the AOMT 2023-4 securitization, improved the weighted average coupon rate of our residential whole loan portfolio by over 20basis points to 4.84%. We expect to continue to purchase newly originated loans, which should have the effect of improving portfolio valuations and securitization execution.

Our investment performance

Net Interest Margin (“NIM”). We held fewer target assets in the first six months of 2023 as compared to the comparable period of 2022, thereby generating less interest income. Though our borrowings decreased as well, higher variable interest rates caused our interest expense to increase.

Net realized loss. Our net realized loss for the six months ended June 30, 2023 was primarily due to a realized loss on the sale of whole loans into the AOMT 2023-1 securitization during the first quarter of 2023. As this securitization did not result in consolidation of the AOMT 2023-1 VIE entity, unlike our other post-initial public offering (“IPO”) securitizations, we recognized a loss on the sale of these loans; however, the realized loss was less than the previous period’s unrealized loss for these loans, which drove overall positive economics for the securitization. Additionally, our net realized gains on the economic hedges of our interest rate futures and TBAs were lower in the first six months of 2023 as compared to the first six months of 2022, as the magnitude of the impact from rate and spread movement has been lower in 2023 than it was in 2022.

Net unrealized gain. Our net unrealized gain in the first six months of 2023 was primarily due to the reversal of the unrealized loss (and thereby the recognition of net realized loss discussed above) on the sale of residential mortgage loans into the AOMT 2023-1 securitization during the first quarter of 2023.

Whole loans and securitization activity

During the three month period ended June 30, 2023, we purchased $11.7 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 8.25%, weighted average loan-to-value of 72.11% and weighted average credit score of 748.

In January 2023, we participated in AOMT 2023-1, an approximately $285 million scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid balance of approximately $241.3 million. On June 29, 2023, we issued AOMT 2023-4, securitizing a total of approximately $285 million on unpaid principal balance of seasoned non-QM Mortgage loans. Unlike AOMT 2023-1, we issued AOMT 2023-4 as the sole participant in the securitization. We own and hold the call rights on the XS tranche of bonds, which is the "controlling class" of the bonds, and are the sole member of the Depositor entity in the 2023-4 securitization. Given the accounting rules surrounding these types of transactions, we have consolidated the AOMT 2023-4 securitization, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of the applicable balance sheet date.

Similar to AOMT 2023-1, our securitizations prior to 2021 were securitization transactions entered into with other Angel Oak affiliates, for which we did not meet the accounting rules to be considered a "primary beneficiary" of the applicable securitization vehicle, and therefore, for these securitizations, including AOMT 2023-1, the bonds retained in the securitization are held on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2021 and we may strategically enter into similar securitization transactions in the future.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. Our whole loan financing activity during the six months ended June 30, 2023 maintained our lender base as of December 31, 2022, with the exception of the expiration of an unused line of credit with a regional bank in the first quarter of 2023 and the repayment of Institutional Investors A and B in the first quarter of 2023. Subsequent to June 30, 2023, the Company renewed its loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods as provided for in the original Master Repurchase Agreement with Multinational Bank 1, dated April 13, 2022. This loan financing facility has been extended to January 25, 2024 and the interest rate pricing spread decreased to 2.10%.

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

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Net income (loss) allocable to common stockholders	$(3,688)	$(52,148)	$(3,158)	$(95,694)
Adjustments:
Net unrealized (gains) losses on derivatives	(12,179)	24,692	12,357	9,366
Net unrealized (gains) losses on trading securities	3,882	—	2,277	—
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	4,777	10,266	11,104	40,476
Net unrealized (gains) losses on residential loans	3,278	38,538	(36,159)	103,125
Net unrealized (gains) losses on commercial loans	(136)	489	(147)	985
Non-cash equity compensation expense	207	968	748	1,839
Distributable Earnings	$(3,859)	$22,805	$(12,978)	$60,097

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Annualized Distributable Earnings	$(15,436)	$91,220	$(25,956)	$120,194
Average total common stockholders' equity	$239,991	$394,362	$238,345	$426,703
Distributable Earnings Return on Average Equity	(6.4)%	23.1%	(10.9)%	28.2%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands except for share and per share data)
Total stockholders’ equity	$232,676	$236,479
Number of shares of common stock outstanding at period end	24,924,886	24,925,357
Book value per share of common stock	$9.34	$9.49

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$232,676	$236,479
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	95,326	90,348
Stockholders’ equity including economic book value adjustments	$328,002	$326,827

Number of shares of common stock outstanding at period end	24,924,886	24,925,357
Book value per share of common stock	$9.34	$9.49
Economic book value per share of common stock	$13.16	$13.11

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table sets forth a summary of our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
INTEREST INCOME, NET
Interest income	$23,763	$29,702
Interest expense	17,311	13,271
NET INTEREST INCOME	$6,452	$16,431

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(4,169)	$12,718
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Financial Statements — Note 2), and derivative contracts	379	(73,985)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(3,790)	$(61,267)

EXPENSES
Operating expenses	$2,214	$2,977
Operating expenses incurred with affiliate	607	838
Due diligence and transaction costs	21	519
Stock compensation	207	968
Securitization costs	1,027	—
Management fee incurred with affiliate	1,493	2,006
Total operating expenses	$5,569	$7,308

INCOME (LOSS) BEFORE INCOME TAXES	$(2,907)	$(52,144)
Income tax expense (benefit)	781	—
NET INCOME (LOSS)	$(3,688)	$(52,144)
Preferred dividends	—	(4)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(3,688)	$(52,148)
Other comprehensive income (loss)	(242)	11,235
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,930)	$(40,913)

Net Interest Income

The following table sets forth the components of net interest income for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023		June 30, 2022
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$6,493	$483,701	$13,444	$1,243,100
Residential mortgage loans in securitization trusts	12,325	1,074,924	11,469	1,018,247
Commercial mortgage loans	277	9,511	345	20,387
RMBS and Majority-Owned Affiliate	3,228	181,464	4,191	400,403
CMBS	327	6,673	172	9,159
U.S. Treasury securities	478	58,830	8	—
Other interest income	635	39,145	73	409,562
Total interest income	23,763		29,702
Interest expense
Notes payable	8,509	385,602	7,306	1,079,482
Non-recourse securitization obligation, collateralized by residential mortgage loans	7,518	1,053,686	5,679	981,633
Repurchase facilities	1,284	101,730	286	92,598
Total interest expense	17,311		13,271
Net interest income	$6,452		$16,431

Net interest income for the three months ended June 30, 2023 and 2022 was $6.5 million and $16.4 million, respectively. Net interest income decreased in the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to the composition of the portfolio during June 30, 2023 having a lower average balance of residential mortgage loans and RMBS, which resulted in decreased interest income from these asset classes, partially offset by interest income generated from residential mortgage loans in securitization trusts. Meanwhile, interest expense on notes payable increased due to an increase in the associated floating interest rates on our debt in the three months ended June 30, 2023 as compared to the same period in 2022, which resulted in an increased interest expense on lower interest income during the three months ended June 30, 2023 as compared to the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended June 30, 2023 and 2022 are set forth as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Realized and unrealized gain (loss) on residential mortgage loans in securitization trust, net of non-recourse securitization obligation	$(5,215)	$(12,834)
Realized gain (loss) on RMBS	(856)	(22,811)
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	(1,870)	—
Realized gain (loss) on CMBS	(90)	(205)
Realized gain (loss) on interest rate futures	(2,604)	23,368
Realized and unrealized gain (loss) on TBAs	1,574	3,937
Realized and unrealized gain (loss) on residential mortgage loans	(3,343)	(39,514)
Realized and unrealized gain (loss) on commercial mortgage loans	136	(522)
Realized and unrealized loss on U.S. Treasury securities	46	—
Unrealized appreciation (depreciation) on interest rate futures	8,432	(12,686)
Total realized and unrealized gains (losses), net	$(3,790)	$(61,267)

For the three months ended June 30, 2023 and 2022, total realized and unrealized gains and (losses), net resulted in net losses of $3.8 million and $61.3 million, respectively. During the three months ended June 30, 2023, the valuation of our portfolio of residential and commercial mortgage loans declined but was offset by net realized and unrealized gains from TBAs and futures contracts. During the three months ended June 30, 2022, market volatility resulting in widening interest rate spreads caused the valuation of our portfolio of mortgage loans to decrease, which further resulted in total realized and unrealized losses that were only partially offset by net gains from TBAs and futures contracts.

Expenses

Operating Expenses

For the three months ended June 30, 2023 and 2022, our operating expenses were $2.2 million and $3.0 million, respectively. Our operating expenses decreased compared to the comparative period due to cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loans portfolios.

Operating Expenses Incurred with Affiliate

For the three months ended June 30, 2023 and 2022, our operating expenses incurred with affiliate were $0.6 million and $0.8 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased during the comparative period primarily due to the separation of our former chief executive officer in September 2022.

Due Diligence and Transaction Costs

For the three months ended June 30, 2023 and 2022, our due diligence and transaction costs were $21 thousand and $519 thousand, respectively. Our due diligence and transaction expenses decreased over the comparative period as we purchased fewer whole loans during the three months ended June 30, 2023 than the three months ended June 30, 2022.

Stock Compensation

For the three months ended June 30, 2023 and 2022, our stock compensation expense was $0.2 million and $1.0 million, respectively. Our stock compensation expense decreased for the three months ended June 30, 2023, due to stock forfeitures as well as no 2023 stock compensation expense related to our former chief executive officer. Other restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one-year anniversary of the grant date.

Securitization Costs

For the three months ended June 30, 2023 and 2022, we incurred $1.0 million and $0.0 million of securitization expense, respectively. The expense incurred in the second quarter of 2023 is in connection with the AOMT 2023-4 securitization. There were no securitization costs incurred for the comparable period in 2022.

Management Fee Incurred with Affiliate

For the three months ended June 30, 2023 and 2022, our management fee incurred with affiliate was $1.5 million and $2.0 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the three months ended June 30, 2023 as compared to the same period in 2022. The Management Agreement includes an adjustment to “Equity” as defined in the Management Agreement for Distributable Earnings , which is the primary departure from equity as calculated in accordance with GAAP.

Six Months Ended June 30, 2023 and 2022

The following table sets forth a summary of our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
INTEREST INCOME, NET
Interest income	$47,503	$56,811
Interest expense	34,252	23,441
NET INTEREST INCOME	13,251	33,370

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(15,012)	39,133
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Note 2), and derivative contracts	10,569	(154,166)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	(4,443)	(115,033)

EXPENSES
Operating expenses	4,418	6,723
Operating expenses incurred with affiliate	1,073	1,838
Due diligence and transaction costs	21	1,182
Stock compensation	748	1,839
Securitization costs	1,910	2,019
Management fee incurred with affiliate	3,015	3,879
Total operating expenses	11,185	17,480

INCOME (LOSS) BEFORE INCOME TAXES	(2,377)	(99,143)
Income tax expense (benefit)	781	(3,457)
NET INCOME (LOSS)	(3,158)	(95,686)
Preferred dividends	—	(8)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(3,158)	$(95,694)
Other comprehensive income (loss)	14,562	(1,752)
TOTAL COMPREHENSIVE INCOME (LOSS)	$11,404	$(97,446)

Net Interest Income

The following table sets forth the components of net interest income for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023		June 30, 2022
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$14,185	$544,607	$25,424	$1,167,990
Residential mortgage loans in securitization trusts	24,545	1,056,558	21,887	941,145
Commercial mortgage loans	399	9,489	648	19,632
RMBS	6,158	233,121	8,299	371,736
CMBS	643	6,427	472	9,925
U.S. Treasury securities	659	99,888	8	85,713
Other interest income	914	37,613	73	54,094
Total interest income	47,503		56,811
Interest expense
Notes payable	17,105	385,602	12,803	987,513
Non-recourse securitization obligation, collateralized by residential mortgage loans	15,165	1,053,686	10,262	898,104
Repurchase facilities	1,982	217,074	376	243,413
Total interest expense	34,252		23,441
Net interest income	$13,251		$33,370

Net interest income for the six months ended June 30, 2023 and 2022 was $13.3 million and $33.4 million, respectively. Net interest income decreased in the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to the composition of the portfolio during June 30, 2023 having a lower average balance of residential mortgage loans and RMBS, which resulted in decreased interest income from these asset classes, partially offset by interest income generated from residential mortgage loans in securitization trusts. Meanwhile, interest expense on notes payable increased due to an increase in the associated floating interest rates on our debt in the six months ended June 30, 2023 as compared to the same period in 2022, which resulted in an increased interest expense on lower interest income during the six months ended June 30, 2023 as compared to the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the six months ended June 30, 2023 and 2022 are set forth as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Realized and unrealized gain (loss) on residential mortgage loans in securitization trust, net of non-recourse securitization obligation	$(12,300)	$(43,074)
Realized loss on RMBS, net	(947)	(27,855)
Unrealized gain (loss) on Whole Pool Agency RMBS	(260)	—
Realized gain (loss) on CMBS	(139)	(246)
Realized gain (loss) on interest rate futures	5,770	43,052
Realized and unrealized gain (loss) on TBAs	(12,828)	19,399
Realized and unrealized (loss) gain on residential mortgage loans	18,124	(106,625)
Realized and unrealized (loss) gain on commercial mortgage loans	148	(1,006)
Realized and unrealized loss on U.S. Treasury securities	41	—
Unrealized appreciation on interest rate futures	(2,052)	1,322
Total realized and unrealized gains (losses), net	$(4,443)	$(115,033)

For the six months ended June 30, 2023 and 2022, total realized and unrealized gains (losses), net resulted in a net loss position of $4.4 million and $115.0 million, respectively. During the six months ended June 30, 2023, continued market volatility resulting in widening interest rate spreads caused the valuation of our residential loans in securitization trust and TBAs to decrease, which was only partially offset by gains in our residential mortgage loans portfolio. In the six months ended June 30, 2022, the net realized and unrealized loss was primarily due to extreme interest rate and spread volatility as the Fed began its rate hike cycle, leading to large unrealized losses on residential loans and residential loans in securitization trust and realized losses on RMBS.

Expenses

Operating Expenses

For the six months ended June 30, 2023 and 2022, our operating expenses were $4.4 million and $6.7 million, respectively. Our operating expenses decreased during the comparative period due to cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the six months ended June 30, 2023 and 2022, our operating expenses incurred with affiliate were $1.1 million and $1.8 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased during the comparative period primarily due to the separation of our former chief executive officer.

Due Diligence and Transaction Costs

For the six months ended June 30, 2023 and 2022, our due diligence and transaction costs were $21 thousand and $1.2 million, respectively. Our due diligence and transaction expenses decreased over the comparative period as we purchased fewer whole loans during the six months ended June 30, 2023 than the six months ended June 30, 2022.

Stock Compensation

For the six months ended June 30, 2023 and 2022 our stock compensation expense was $748 thousand and $1.8 million, respectively. Our stock compensation expense decreased for the six months ended June 30, 2023, due to stock forfeitures as well as no 2023 stock compensation expense related to our former chief executive officer. Other restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one-year anniversary of the grant date.

Securitization Costs

Securitization costs of $1.9 million were incurred for the six months ended June 30, 2023 in connection with the AOMT 2023-1 and AOMT 2023-4 securitization transactions. There were $2 million of securitization costs incurred for the comparable period in 2022.

Management Fee Incurred with Affiliate

For the six months ended June 30, 2023 and 2022, our management fee incurred with affiliate was $3.0 million and $3.9 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the six months ended June 30, 2023 as compared to the same period in 2022. The Management Agreement includes an adjustment to “Equity” as defined in the Management Agreement for Distributable Earnings, which is the primary departure from equity as calculated in accordance with GAAP.

Our Portfolio

As of June 30, 2023, our portfolio consisted of approximately $2.0 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of June 30, 2023:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$296,529	$233,970	$62,559	26.9%
Residential mortgage loans in securitization trust	1,241,994	1,211,441	$30,553	13.1%
Commercial mortgage loans	9,589	—	9,589	4.1%
Total whole loan portfolio	$1,548,112	$1,445,411	$102,701	44.1%

Investment securities
RMBS	$459,972	$42,773	$417,199	179.3%
CMBS	6,853	—	6,853	3.0%
U.S. Treasury securities	299,581	297,928	1,653	0.7%
Total investment securities	$766,406	$340,701	$425,705	183.0%

Investment in Majority-Owned Affiliate	$11,510	$—	$11,510	4.9%

Total investment portfolio	$2,326,028	$1,786,112	$539,916	232.0%
Target assets (1)	$2,026,447	$1,488,184	$538,263	231.3%

Cash	$59,140	$—	$59,140	25.5%
Other assets and liabilities (2)	(366,380)	—	(366,380)	(157.5)%
Total	$2,018,788	$1,786,112	$232,676	100.0%

(1) “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliate.

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $390.4 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

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

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of June 30, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$0 - $3,410	$574
Interest rate	2.88% - 10.88%	4.84%
Maturity date	1/15/2037 - 5/25/2063	June 2053
FICO score at loan origination	518 - 819	740
LTV at loan origination	0% - 95%	69%
DTI at loan origination	0% - 59.10%	31.89%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	2.3%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$59 - $3,441	$496
Interest rate	2.88% - 9.99%	4.80%
Maturity date	9/21/2036 - 6/20/2062	February 2053
FICO score at loan origination	575 - 823	737
LTV at loan origination	8% - 95%	70%
DTI at loan origination	1.20% - 59.06%	31.26%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.91%

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2023:

($ in thousands)
UPB	$1,391,208
Number of loans	3,204
Weighted average loan coupon	4.67%
Average loan amount	436
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	742
Current 3-month constant prepayment rate (“CPR”) (1)	5.8%
Percentage of loans 90+ days delinquent (based on UPB)	0.5%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

No state in “Other” represents more than a 4% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2023. Numbers presented may add to more than 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022:

($ in thousands)
UPB	$1,151,332
Number of loans	2,664
Weighted average loan coupon	4.72%
Average loan amount	$434
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	5.4%
Percentage of loans 90+ days delinquent (based on UPB)	—%

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022. Numbers presented may add to more than 100% due to rounding.

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of June 30, 2023:

150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

160
140
120
100
80
60
40
20
0
# of Loans
< 3
3-3.4999
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2022:

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of June 30, 2023, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of June 30, 2023:

Non Owner Occupied, 2%
Investor Loans, 24%
Loans Made to Bank Statement Borrowers, 35%
Just Missed Prime, 39%

Loans Made to Bank Statement Borrowers, 35%
Full Documentation and Other Loans, 41%
Investor Loans, 24%

No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of June 30, 2023. Numbers presented may add to more than 100% due to rounding.

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

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of June 30, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$241 - $4,300	$1,653
Interest rate	5.50% - 8.38%	6.35%
Loan term	8.35 - 26.69 years	12.73 years
LTV at loan origination	46.7% - 75.0%	50.9%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$242 - $4,300	$1,656
Interest rate	5.50% - 8.38%	7.03%
Loan term	0.42 - 27.18 years	7.68 years
LTV at loan origination	46.7% - 75.0%	50.9%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of June 30, 2023 and December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of June 30, 2023:

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of June 30, 2023, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3	AOMT 2023-1 (5)
	($ in thousands)
UPB of loans	$111,850	$110,525	$140,494	$177,002	$567,994
Number of loans	381	392	520	543	1,052
Weighted average loan coupon	7.02%	7.07%	6.36%	5.83%	5.24%
Average loan amount	$294	$282	$270	$326	$540
Weighted average LTV at loan origination and deal date	72%	71%	69%	74%	70%
Weighted average credit score at loan origination and deal date	696	700	718	720	729
Current 3-month CPR (1)	15.7%	17.4%	9.7%	11.8%	2.7%
90+ day delinquency (as a % of UPB)	12.3%	11.5%	3.3%	5.5%	0.7%
90+ Delinquency (as a % of Original Balance)	2.28%	2.23%	0.95%	1.89%	0.86%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	53.08%	51.36%	55.12%	74.09%	77.37%
Fair value of first loss piece (3)	$12,964	$3,675	$1,974	$21,097	$5,514
Investment thickness (4)	31.09%	14.40%	9.11%	17.53%	3.39%
(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.
(2AOMT 2020-3 does not have LTV or Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimates”); accordingly, original LTV is used.
(3) Represents the fair value of the securities we hold in the first loss tranche in each securitization.
(4) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.
(5) The fair value of the first loss piece presented for AOMT 2023-1 is the total at risk for the Majority-Owned Affiliate.

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2022, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$119,217	$120,242	$148,148	$189,763
Number of loans	409	421	555	578
Weighted average loan coupon	7.00%	7.07%	6.40%	5.83%
Average loan amount	$291	$286	$267	$328
Weighted average LTV at loan origination and deal date	73%	72%	69%	74%
Weighted average credit score at loan origination and deal date	696	699	717	720
Current 3-month CPR (1)	12.1%	18.3%	12.3%	5.6%
90+ day delinquency (as a % of UPB)	11.8%	11.5%	3.1%	4.4%
90+ Delinquency (as a % of Original Balance)	2.3%	2.3%	1.0%	1.9%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate)(2)	53.0%	51.4%	54.4%	74.1%
Fair value of first loss piece (3)	$12,708	$3,669	$1,984	$20,106
Investment thickness (4)	29.17%	13.24%	13.78%	16.35%
(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.
(2) AOMT 2020-3 does not have LTV or FHFA HPI Estimates; as such, original LTV is used.
(3) Represents the fair value of the securities we hold in the first loss tranche in each securitization.
(4) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of June 30, 2023:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$9,533	$—	$9,533	$(1,335)	$—	(1,335)	$8,198	$—	$8,198
Subordinate	49,938	—	49,938	(21,219)	—	(21,219)	28,719	—	$28,719
Interest only / excess	12,438	—	12,438	(1,873)	—	(1,873)	10,565	—	$10,565
Whole pool (2)	—	388,063	388,063	—	—	—	—	388,063	$388,063
Retained RMBS in VIEs (3)	—	—	—	(18,346)	—	(18,346)	(18,346)	—	$(18,346)
Total	$71,909	$388,063	$459,972	$(42,773)	$—	$(42,773)	$29,136	$388,063	$417,199

(1) Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2) The whole pool RMBS presented as of June 30, 2023 were purchased from a broker to whom the Company owes approximately $390.4 million, payable upon the settlement date of the trade. See Note 7 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3) A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $134.8 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of June 30, 2023:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$9,965	$51,418	$12,327	$449,178	$522,888
Acquisitions:
Retained bonds received in securitizations	—	—	—	—	—	—
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	390,380	390,380
Effect of principal payments / called deals	—	(101)	—	—	(449,625)	(449,726)
IO and excess servicing prepayments	—	—	—	(279)	—	(279)
Changes in fair value, net	—	(331)	(1,480)	390	(1,870)	(3,291)
Ending fair value	$—	$9,533	$49,938	$12,438	$388,063	$459,972

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	3,151,406	3,151,406
Effect of principal payments / called deals	(3,041)	(171)	(29,612)	(169)	(2,533,834)	(2,566,827)
IO and excess servicing prepayments	—	—	2,256	(21,256)	—	(19,000)
Changes in fair value, net	(35)	(49)	(13,416)	13,874	3,751	4,125
Ending fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of June 30, 2023)

No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2023. Numbers presented may add to more than 100% due to rounding.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	($ in thousands)
UPB of loans	$116,329	$122,432
Number of loans	159	160
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$732	$765
Weighted average LTV at loan origination and deal date	56.2%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	3,083	—	3,083	2,901	—	2,901
Interest only / excess	3,770	—	3,770	3,210	—	3,210
Total	$6,853	$—	$6,853	$6,111	$—	$6,111

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

Securitizations may either take the form of the issuance of securitized bonds or the sale of “real estate mortgage investment conduit” securities backed by mortgage loans or other assets, with the securitization proceeds being used in part to repay pre-existing loan financing lines and repurchase facilities. We have sponsored and participated in securitization transactions with other entities that are managed by Angel Oak, and may continue to do so in the future, along with sponsoring sole securitization transactions in which we are the sole participant and contributor.

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

Description of Existing Financing Arrangements
As of June 30, 2023, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $0.9 billion. During the six months ended June 30, 2023, an unused loan financing facility with a regional bank expired in accordance with its terms. We also refinanced a static pool financing facility held with institutional investors into a different static pool financing with another lender, and terminated the initial static pool financing facility. Borrowings under warehouse loan financing lines or placed with institutional investors (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of June 30, 2023, the advance rates (when required) of our three active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or, if shorter, in the period from September 30, 2022 to the applicable date of determination, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of June 30, 2023 was $10.0 million. Other restrictive covenants with which we were bound to comply during the first quarter of 2023 related to a regional bank financing facility which we allowed to expire by its terms, and included additional requirements around GAAP net income.
A description of each loan financing facility in place during the quarter ended June 30, 2023 is set forth as follows:
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
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. This loan financing facility has been extended to January 25, 2024, and the interest rate pricing spread decreased to 2.10%.
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
This financing facility was substantially unused, and expired by its terms on March 16, 2023.

The following table sets forth the details of our financing lines as of each of June 30, 2023 and December 31, 2022:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		June 30, 2023	December 31, 2022
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.15%	$154,779	$352,038

Global Investment Bank 2 (2)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.80% - 4.00%	79,191	119,137

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	168,695

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$233,970	$639,870
(1) Subsequent to June 30, 2023, this financing facility was extended through January 25, 2024 with an interest rate pricing spread of 2.10%.
(2) This financing facility expires on February 2, 2024.

(3) This static pool financing facility expires on December 19, 2023. The interest rate pricing spread per the agreement began at 2.80% for the first three months following December 19, 2022, exclusive of a 20 basis point index spread adjustment, and increases by an additional 50 basis points every three months thereafter; however, the facility does not, in general, contain “mark to market” provisions. The agreement requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, as described above, which account is for its benefit and under its sole control.

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

(5) This agreement expired by its terms on March 16, 2023.

The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2023:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$154,779	$445,221
Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	79,191	79,191	—

Total	$929,191	$233,970	$695,221

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of June 30, 2023, this financing facility had no unused borrowing capacity as the outstanding borrowings were based on static pools of mortgage loans.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of June 30, 2023 and December 31, 2022:

June 30, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$297,928	5.15%	14
RMBS (1)	$42,773	6.95%	14
Total	$340,701	5.38%	14

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	52,544	6.07%	13
Total	$52,544	6.07%	13
(1) A portion of repurchase debt outstanding as of both June 30, 2023 and December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
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
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q3 2021	489,287	173,265	489,287
Q4 2021	609,251	206,897	609,251
Q1 2022	477,422	272,282	477,422
Q2 2022	128,365	92,598	132,629
Q3 2022	67,454	50,988	67,454
Q4 2022	52,544	56,426	63,357
Q1 2023	442,214	180,165	442,214
Q2 2023	340,701	101,731	340,701

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
Securitization Transactions
In June 2023, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 48% of which were mortgage loans originated by third parties and the remainder of which were originated by our affiliated mortgage origination companies, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-4 issued approximately $259.4 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $197.3 million and retained cash of $35.7 million, which was used for new loan purchases and operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2023-4 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
In January 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 59% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-1 issued approximately $552.9 million in face value of bonds. Our proportionate share of 41.21% of the retained bonds and investment in MOAs was approximately $21.8 million, including a retained discount on issuance of approximately $6.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $190.1 million and retained cash of $15.9 million, which was used for operational purposes.
Given the accounting rules surrounding this type of transaction, we derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our condensed consolidated balance sheet as of June 30, 2023.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-4 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-1 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
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
Cash Availability
Cash and cash equivalents

Our cash balance as of June 30, 2023 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to fund margin calls on our mark to market financing facilities or our economic hedge agreements, should such margin calls occur. Due to the conversion of our financing facility with Global Investment Bank 3 to a static pool financing facility, which limited our mark-to-market exposure, some of our cash was restricted, as further described below, and held in an economic interest rate hedging account for the benefit of Global Investment Bank 3, for its benefit and under its control.

We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $9.6 million as of June 30, 2023 was comprised of: $4.2 million was held for the benefit of Global Investment Bank 3, the majority of which balance is in an economic interest rate hedging account under the control of Global Investment Bank 3, and may be drawn by Global Investment Bank 3 at its discretion, $0.4 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $5.0 million.

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

Cash Flows

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash flows provided by (used in) operating activities	$280,560	$(635,830)
Cash flows provided by (used in) investing activities	$(306,666)	$502,541
Cash flows provided by financing activities	$54,962	$102,856
Net increase in cash and restricted cash	$28,856	$(30,433)

The cash provided by operating activities of $280.6 million for the six months ended June 30, 2023 as compared to the use of cash of $635.8 million for the six months ended June 30, 2022 was primarily due to the sale of residential mortgage loans into an affiliate’s securitization trust during the first three months of 2023, while in 2022, we purchased residential mortgage loans.

The use of investing cash flows of $306.7 million for the six months ended June 30, 2023 as compared to cash provided by investing activities of $502.5 million for the six months ended June 30, 2022 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period.

Financing cash flows provided of $55 million for the six months ended June 30, 2023 as compared to $102.9 million provided for the six months ended June 30, 2022 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods, and proceeds from non-recourse securitization transactions in the 2022 comparative period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended June 30, 2023.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Description
0.0031		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
0.0032		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
0.0033		Third Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
0.0101
Amended and Restated Mortgage Loan Purchase Agreement by and between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC, dated May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023)

0.0102
Guarantee by and between Angel Oak Mortgage Solutions, LLC, Angel Oak Home Loans LLC, in favor of Angel Oak Mortgage Fund TRS dated May 19, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2023)

0.0311	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
0.0312	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
0.0321	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
0.0322	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
0.104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ANGEL OAK MORTGAGE REIT, INC.

Date: August 9, 2023	By:	/s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)