Form 10-Q
period 2023-09-30
Angel Oak Mortgage REIT, Inc.
filed 2023-11-08
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,965,274 shares of common stock, $0.01 par value per share, outstanding as of November 8, 2023.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	September 30, 2023	December 31, 2022
ASSETS
Residential mortgage loans - at fair value	$284,383	$770,982
Residential mortgage loans in securitization trusts - at fair value	1,194,119	1,027,442
Commercial mortgage loans - at fair value	5,219	9,458
RMBS - at fair value	579,985	1,055,338
CMBS - at fair value	6,338	6,111
U.S. Treasury securities - at fair value	149,906	—
Cash and cash equivalents	41,894	29,272
Restricted cash	1,068	10,589
Principal and interest receivable	4,691	17,497
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	7,857	14,756
Other assets	20,140	4,767
Total assets	$2,295,600	$2,946,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$197,797	$639,870
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,161,296	1,003,485
Securities sold under agreements to repurchase	188,101	52,544
Due to broker	511,953	1,006,022
Accrued expenses	1,540	1,288
Accrued expenses payable to affiliate	985	2,006
Interest payable	671	2,551
Management fee payable to affiliate	1,455	1,967
Total liabilities	$2,063,798	$2,709,733

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of September 30, 2023: 350,000,000 shares authorized, 24,955,566 shares issued and outstanding. As of December 31, 2022: 350,000,000 shares authorized, 24,925,357 shares issued and outstanding.	$249	$249
Additional paid-in capital	476,574	475,379
Accumulated other comprehensive loss	(8,172)	(21,127)
Retained earnings (deficit)	(236,849)	(218,022)
Total stockholders’ equity	$231,802	$236,479
Total liabilities and stockholders’ equity	$2,295,600	$2,946,212

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INTEREST INCOME, NET
Interest income	$23,900	$30,148	$71,403	$86,959
Interest expense	16,490	18,408	50,742	41,849
NET INTEREST INCOME	7,410	11,740	20,661	45,110

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(12,044)	17,290	(27,056)	56,423
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Note 2), and derivative contracts	17,299	(100,855)	27,868	(255,021)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	5,255	(83,565)	812	(198,598)

EXPENSES
Operating expenses	1,370	2,764	5,788	9,525
Operating expenses incurred with affiliate	599	2,141	1,672	3,834
Due diligence and transaction costs	115	213	136	1,502
Stock compensation	447	3,340	1,195	5,179
Securitization costs	416	1,115	2,326	3,134
Management fee incurred with affiliate	1,445	1,951	4,460	5,830
Total operating expenses	4,392	11,524	15,577	29,004

INCOME (LOSS) BEFORE INCOME TAXES	8,273	(83,349)	5,896	(182,492)
Income tax expense (benefit)	—	—	781	(3,457)
NET INCOME (LOSS)	$8,273	$(83,349)	$5,115	$(179,035)
Preferred dividends	—	(4)	—	(11)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$8,273	$(83,353)	$5,115	$(179,046)
Other comprehensive income (loss)	(1,607)	(10,227)	12,955	(11,979)
TOTAL COMPREHENSIVE INCOME (LOSS)	$6,666	$(93,580)	$18,070	$(191,025)

Basic earnings (loss) per common share	$0.33	$(3.40)	$0.20	$(7.30)
Diluted earnings (loss) per common share	$0.33	$(3.40)	$0.20	$(7.30)

Weighted average number of common shares outstanding:
Basic	24,768,921	24,505,438	24,706,568	24,534.967
Diluted	24,957,668	24,505,438	24,933,833	24,534.967

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of June 30, 2023	$249	$476,127	$(6,565)	$(237,135)	$232,676
Dividends paid on common stock ($0.32 per share)	—	—	—	(7,987)	(7,987)
Stock compensation	—	447	—	—	447
Unrealized gain on RMBS and CMBS	—	—	(1,607)	—	(1,607)
Net income (loss)	—	—	—	8,273	8,273
Stockholders’ equity as of September 30, 2023	$249	$476,574	$(8,172)	$(236,849)	$231,802

	Three Months Ended September 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of June 30, 2022	$101	$249	$472,356	$1,248	$(106,670)	367,284
Repurchase of common stock	—	—	(866)	—	—	(866)
Stock compensation	—	—	3,340	—	—	3,340
Dividends declared - preferred	—	—	—	—	(4)	(4)
Unrealized gain on RMBS and CMBS	—	—	—	(10,227)	—	(10,227)
Dividends paid on common stock	—	—	—	—	(11,221)	(11,221)
Net income (loss)	—	—	—	—	(83,349)	(83,349)
Stockholders’ equity as of September 30, 2022	$101	$249	$474,830	$(8,979)	$(201,244)	$264,957

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2022	$249	$475,379	$(21,127)	$(218,022)	236,479
Stock compensation	—	1,195	—	—	1,195
Unrealized gain on RMBS and CMBS	—	—	12,955	—	12,955
Dividends paid on common stock ($0.32 per share)	—	—	—	(23,942)	(23,942)
Net income (loss)	—	—	—	5,115	5,115
Stockholders’ equity as of September 30, 2023	$249	$476,574	$(8,172)	$(236,849)	$231,802

	Nine Months Ended September 30, 2022
	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	491,390
Repurchases of common stock	—	(3)	(6,859)	—	—	(6,862)
Stock compensation	—	—	5,179	—	—	5,179
Dividends declared - preferred	—	—	—	—	(11)	(11)
Unrealized loss on RMBS and CMBS	—	—	—	(11,979)	—	(11,979)
Dividends paid on common stock	—	—	—	—	(33,725)	(33,725)
Net income (loss)	—	—	—	—	(179,035)	(179,035)
Stockholders’ equity as of September 30, 2022	$101	$249	$474,830	$(8,979)	$(201,244)	$264,957

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,115	$(179,035)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	27,056	(56,423)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(27,868)	255,021
Accretion of discount on U.S. Treasury securities	(1,201)	—
Amortization of debt issuance costs	1,040	1,099
Net amortization of premiums and discounts on mortgage loans	2,199	8,231
Accretion of non-recourse securitized obligation discount	1,251
Stock compensation	1,195	5,179
Net change in:
Purchases of residential mortgage loans from non-affiliates	(5,469)	(427,940)
Purchases of residential mortgage loans from affiliates	(89,673)	(567,324)
Principal payments on residential mortgage loans in securitization trusts	74,179	177,846
Principal payments on residential mortgage loans	30,950	71,210
Collateral due to counterparties	—	(200)
Margin received from interest rate futures contracts and TBAs	12,602	75,689
Sale of residential mortgage loans into affiliate’s securitization trust	313,438	—
Principal and interest receivable on residential mortgage loans	12,806	(12,689)
Other assets	(15,373)	467
Accrued expenses	(528)	3,084
Accrued expenses - affiliate	(1,021)	1,634
Interest payable	(1,880)	3,169
Management fee payable to affiliate	(512)	161
Income tax expense (benefit)	781	(3,457)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	339,087	(644,278)
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(1,006,023)	(1,140,153)
Purchases of investments in RMBS, trading	(853,934)	—
Sale of investments in RMBS, available for sale	1,006,196	1,524,129
Sale of investments in RMBS, trading	832,542	—
Purchase of investment in U.S. Treasury securities	(848,617)	(349,992)
Maturity of U.S. Treasury securities	700,000	600,000
Principal payments on RMBS	816	13,219
Purchases of commercial mortgage loans	—	(3,180)
Sale of commercial mortgage loans	4,326	11,026
Principal payments on commercial mortgage loans	26	44
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(164,668)	655,093

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(23,942)	(33,725)
Dividends paid to preferred shareholders	—	(11)
Repurchases of common stock	—	(6,862)
Principal payments on non-recourse securitization obligation	(74,179)	(177,111)
Cash paid for debt issuance costs	—	(457)
Proceeds from securitization	233,319	675,360
Net proceeds from (payments on) securities sold under agreements to repurchase	135,557	(543,727)
Net proceeds from (payments on) notes payable	(442,073)	52,913
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(171,318)	(33,620)

CHANGE IN CASH AND RESTRICTED CASH	3,101	(22,805)
CASH AND RESTRICTED CASH, beginning of period (1)	39,861	52,309
CASH AND RESTRICTED CASH, end of period (1)	$42,962	$29,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$48,862	$38,535

(1) Cash, cash equivalents, and restricted cash as of September 30, 2023 included cash and cash equivalents of $41.9 million and restricted cash of $1.1 million, and as of September 30, 2022 included cash and cash equivalents of $29.3 million and restricted cash of $10.6 million.
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company”), is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly-originated first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”), which currently operates primarily through a wholesale channel and has a national origination footprint. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

New Accounting Standards and Interpretations

As of September 30, 2023, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its condensed consolidated financial statements.

Reclassifications

Certain amounts reported in prior periods in the condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. For comparative purposes, and to simplify the presentation of the Company’s condensed consolidated balance sheet, the deferred tax asset has been reclassified to “other assets” on the condensed consolidated balance sheet as of December 31, 2022. See Note 14 — Other Assets.

Certain comparative period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the nine months-ended September 30, 2022, to identify amortization of debt issuance costs, net amortization of premiums and discounts of mortgage loans, and principal payments on residential mortgage loans in securitization trusts.

Summary of Significant Accounting Policies

The Company’s summary of significant accounting policies as set forth in its Annual Report on Form 10-K remain unchanged. During the nine months ended September 30, 2023, the Company elected a new accounting classification regarding certain of its investments in debt securities, as further described below, as the Company classifies securities on a trade-by-trade basis upon purchase. The Company did not transfer any securities between classifications.

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The table below sets forth the fair values of the assets and liabilities recorded in the condensed consolidated balance sheets related to these consolidated VIEs as of September 30, 2023 and December 31, 2022:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2023	December 31, 2022
Assets:	(in thousands)
Residential mortgage loans in securitization trusts - cost	$1,409,089	$1,193,879
Fair value adjustment	(214,970)	(166,437)
Residential mortgage loans in securitization trusts - at fair value	$1,194,119	$1,027,442

Liabilities (1):
Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, amortized cost	$434,227	$474,070
Less: debt issuance costs capitalized	(105)	(1,145)
Non-recourse securitization obligations, collateralized by residential mortgage loans, amortized cost, net	$434,122	$472,925

Non-recourse securitization obligations, collateralized by residential mortgage loans - principal balance, net of discount, subject to fair value adjustment	$836,130	$611,114
Fair value adjustment	(108,956)	(80,554)
Non-recourse securitization obligations, collateralized by residential mortgage loans - at fair value, net	$727,174	$530,560

Total non-recourse securitization obligations, collateralized by residential mortgage loans, net	$1,161,296	$1,003,485
(1) Debt issuance costs for non-recourse securitization obligations electing the fair value option are recorded to expense upon issuance of the securitization. Debt issuance costs incurred with the issuances of non-recourse securitization obligations for which the fair value option was not elected are presented at amortized cost.
Income and expense amounts related to the consolidated VIEs recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 is set forth as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(in thousands)
Interest income	$15,733	$12,759	$41,213	$34,646
Interest expense, non-recourse liabilities (1)	(10,956)	(6,983)	(26,121)	(17,245)
Net interest income	$4,777	$5,776	$15,092	$17,401
Net unrealized gain (loss) on mortgage loans in securitization trusts - at fair value	(16,863)	(73,178)	(9,404)	(152,931)
Unrealized gain (loss) on mark-to-market of non-recourse securitization obligation - at fair value	22,183	34,357	3,620	67,030
Securitization costs	(416)	(1,115)	(2,326)	(3,405)
Realized losses and operating expenses	(967)	(247)	(2,163)	(695)
Net gain/(loss) from consolidated VIEs	$8,714	$(34,407)	$4,819	$(72,600)
(1) Interest expense includes amortization of debt issuance expense and accretion of non-recourse securitization obligation discount.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

VIEs for Which the Company is Not the Primary Beneficiary

The Company sponsored or participated along with other affiliates and entities managed by Angel Oak Capital in the formation of various entities that were considered to be VIEs. These VIEs were formed to facilitate securitization issuances that were comprised of secured residential whole loans and/or small balance commercial loans contributed to securitization trusts.
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
The securities received in the securitization transactions were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “CMBS - at fair value” on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and details on the accounting treatment and fair value methodology of the securities can be found in Note 10 — Fair Value Measurements. See also Note 5 — Investment Securities, for the fair value of AOMT securities held by the Company, and Note 14 - Other Assets, for investments in MOAs, as of September 30, 2023 and December 31, 2022 that were retained by the Company as a result of these securitization transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.    Residential Mortgage Loans

Residential mortgage loans are mortgage loans on residences located in various states with concentrations in California, Florida, Texas, and Georgia. Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	($ in thousands)
Cost	$313,297	$886,661

Unpaid principal balance	$307,638	$864,171
Net premium on mortgage loans purchased	5,659	22,489
Change in fair value	(28,914)	(115,678)
Fair value	$284,383	$770,982

Weighted average interest rate	5.83%	4.80%

Weighted average remaining maturity (years)	29	30

At times, various forms of margin maintenance on residential mortgage loans may be required by certain financing facility counterparties. See Note 6 — Notes Payable.

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of September 30, 2023 and December 31, 2022:

As of:	September 30, 2023	December 31, 2022
	($ in thousands)
Number of mortgage loans 90 or more days past due	3	11
Recorded investment in mortgage loans 90 or more days past due	$2,001	$7,230
Unpaid principal balance of loans 90 or more days past due	$1,938	$7,043

Number of mortgage loans in foreclosure	8	2
Recorded investment in mortgage loans in foreclosure	$6,665	$820
Unpaid principal balance of loans in foreclosure	$6,462	$849

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Commercial Mortgage Loans

Commercial mortgage loans are mortgage loans on commercial properties located in various states with concentrations in California and Tennessee. Commercial mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s commercial mortgage loan portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	($ in thousands)
Cost	$5,602	$9,928

Unpaid principal balance	$5,606	$9,928
Change in fair value	(387)	(470)
Fair value	$5,219	$9,458

Weighted average interest rate	6.24%	7.03%

Weighted average remaining maturity (years)	12	8
The net discount on commercial mortgage loans was fully amortized as of December 31, 2022. On July 3, 2023, a commercial mortgage loan was sold for $4.6 million representing the full outstanding principal balance and carrying amount, and accrued costs and fees. There were no commercial mortgage loans more than 90 days overdue or in foreclosure as of September 30, 2023 or December 31, 2022.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.    Investment Securities
As of September 30, 2023, investment securities were comprised of non‑agency RMBS (“AOMT RMBS”), Whole Pool Agency RMBS, commercial mortgage backed securities (“CMBS”), and U.S. Treasury securities. The U.S. Treasury securities held by the Company as of September 30, 2023 subsequently matured on October 12, 2023. The Company did not hold any U.S. Treasury securities as of December 31, 2022.

The following table sets forth a summary of AOMT RMBS, Whole Pool Agency RMBS, and AOMT CMBS at cost as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
AOMT RMBS	$67,479	$69,922
Whole Pool Agency RMBS	$511,953	$1,006,022
CMBS	$6,319	$6,329
The following table sets forth certain information about the Company’s investments in RMBS and CMBS at fair value as of September 30, 2023 and December 31, 2022:

	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
September 30, 2023:	(in thousands)
AOMT RMBS (1)
Mezzanine	$10,429	$(1,029)	$9,400
Subordinate	52,159	(21,384)	30,775
Interest Only/Excess	12,665	(1,944)	10,721
Retained RMBS in VIEs (2)	—	(15,504)	(15,504)
Total AOMT RMBS	$75,253	$(39,861)	$35,392
Whole Pool Agency RMBS
Fannie Mae	$504,732	$—	$504,732
Freddie Mac	—	—	—
Whole Pool Total Agency RMBS	$504,732	$—	$504,732
Total RMBS	$579,985	$(39,861)	$540,124

AOMT CMBS
Subordinate	$2,933	$—	$2,933
Interest Only/Excess	3,405	—	3,405
Total AOMT CMBS	$6,338	$—	$6,338

(1) AOMT RMBS held as of September 30, 2023 included both retained tranches of securitizations in which the Company participated where the Company was not deemed to be the primary beneficiary, and additional securities issued by affiliates of Angel Oak Capital which were purchased in secondary market transactions.

(2) A portion of repurchase debt includes borrowings against retained bonds received from securitizations involving consolidated VIEs. These bonds have a fair value of $122.7 million. The Company reflects the underlying assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets rather than the bonds, due to the accounting rules around this type of securitization.

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

The following table sets forth certain information about the Company’s investments in U.S. Treasury securities as of
September 30, 2023 (1):

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Net Effective Yield
	($ in thousands)
September 30, 2023	$150,000	$182	$149,818	$88	$149,906	5.36%
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

Occasionally, a lender may require cash collateral to be posted as margin collateral on such agreements. As of September 30, 2023, cash collateral for margin maintenance requirements of approximately $0.8 million was held for the benefit of Global Investment Bank 3 within “restricted cash” on the condensed consolidated balance sheet. The majority of this restricted cash balance is in an economic interest rate hedging account under the control of Global Investment Bank 3, and may be drawn by Global Investment Bank 3 at its discretion. As of December 31, 2022, cash collateral for margin maintenance requirements by whole loan financing counterparties was $5.6 million within “restricted cash” on the condensed consolidated balance sheet, of which $3.8 million was held in a segregated restricted cash account and

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

released to the Company by the applicable lender subsequent to December 31, 2022; the remainder of which was held in the economic interest rate hedging account referred to above.

The following table sets forth the details of the Company’s notes payable and drawn amounts for whole loan purchases as of September 30, 2023 and December 31, 2022:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		September 30, 2023	December 31, 2022
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.10%	$189,066	$352,038

Global Investment Bank 2 (2)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.80% - 4.50%	8,731	119,137

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	168,695

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$197,797	$639,870

(1) On January 25, 2023, this financing facility was extended through July 25, 2023 in accordance with the terms of the agreement, which contemplates six-month renewals. On July 25, 2023, the Company extended this financing facility through January 25, 2024, with an interest rate pricing spread of 2.10%.

(2) This financing facility expires on February 2, 2024.

(3) This static pool financing facility expires on December 19, 2023. The interest rate pricing spread per the agreement began at 2.80% for the first three months following December 19, 2022, exclusive of a 20 basis points index spread adjustment, and increases by an additional 50 basis points every three months thereafter; however, the facility does not, in general, contain “mark to market” provisions. The agreement requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, as described above, which account is for its benefit and under its sole control. On November 7, 2023, this facility was renewed for a twelve month term through November 7, 2024 and was converted from static pool financing to a revolving facility with mark to market features. The amended facility has a maximum borrowing capacity of $200 million with a base interest rate pricing spread of 180 basis points plus a 20 basis points index spread adjustment (see Note 16 — Subsequent Events).

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

(5) This agreement expired by its terms on March 16, 2023.

The following table sets forth the total unused borrowing capacity of each financing line as of September 30, 2023:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$189,066	$410,934

Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	8,731	8,731	—

Total	$858,731	$197,797	$660,934

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of September 30, 2023, this financing facility had no unused borrowing capacity as the outstanding borrowings were based on a static pool of mortgage loans.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, in the amounts of $512.0 million and $1.0 billion,respectively, relates to the purchase of Whole Pool Agency RMBS at quarter-end in the third and fourth quarters of 2023 and 2022, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled on October 12, 2023 and January 13, 2023, respectively, at which time these assets were simultaneously sold.
The purchase transactions for the unsettled Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows as they are noncash transactions.
8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $0.3 million and $3.9 million as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of September 30, 2023 and December 31, 2022:

September 30, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$39,861	7.08%	15
U.S. Treasury securities	148,240	5.40%	11
Total	$188,101	5.76%	12

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	52,544	6.07%	13
Total	$52,544	6.07%	13

(1) A portion of repurchase debt outstanding as of both September 30, 2023 and December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 5 — Investment Securities.

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
9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of September 30, 2023 and December 31, 2022 included both To-Be-Announced (“TBA”) securities and interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts under the Company’s sole control as of September 30, 2023 and December 31, 2022 included $0.3 million and $1.1 million, respectively. There was no TBA margin collateral required as of either September 30, 2023 or December 31, 2022.

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
Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS” for realized gains and losses, and “net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option, and derivative contracts” for unrealized gains and losses.

The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.
The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of September 30, 2023 and December 31, 2022:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
September 30, 2023	Interest rate futures	1,099	$691	$—	$—	$109,900
September 30, 2023	TBAs	N/A	$7,166	$—	$—	$523,900

December 31, 2022	Interest rate futures	4,928	$2,211	$—	$—	$492,800
December 31, 2022	TBAs	N/A	$12,545	$—	$—	$1,041,700
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and September 30, 2022 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended September 30, 2023	Interest rate futures	$2,828	$(364)
Three Months Ended September 30, 2023	TBAs	$7,421	$4,927

Three Months Ended September 30, 2022	Interest rate futures	$17,692	$6,027
Three Months Ended September 30, 2022	TBAs	$(10,147)	$10,180

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Nine Months Ended September 30, 2023	Interest rate futures	$8,599	$(2,416)
Nine Months Ended September 30, 2023	TBAs	$4,900	$(5,379)

Nine Months Ended September 30, 2022	Interest rate futures	$66,805	$7,349
Nine Months Ended September 30, 2022	TBAs	$3,032	$(506)

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

As of September 30, 2023, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K. Included in Note 11 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

The fair value of cash, restricted cash, principal and interest receivable, other assets (excluding investments in majority-owned affiliates), notes payable, securities sold under agreements to repurchase, amounts due to broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.
The Company’s “investments in majority-owned affiliates” included in other assets (see Note 14 — Other Assets) and a portion of “non-recourse securitization obligations, collateralized by residential mortgage loans” are held at amortized cost. The fair value of these assets and liabilities is disclosed further below in the section titled “Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure”.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$277,373	$7,010	$284,383
Residential mortgage loans in securitization trusts	—	1,185,006	9,113	1,194,119
Commercial mortgage loans	—	5,219	—	5,219
Investments in securities
Non-Agency RMBS (1)	—	75,253	—	75,253
Whole Pool Agency RMBS	—	504,731	—	504,731
AOMT CMBS (1)	—	6,338	—	6,338
U.S Treasury Securities	149,906	—	—	149,906
Unrealized appreciation on interest rate futures contracts	691	—	—	691
Unrealized appreciation on TBAs	7,166	—	—	7,166
Total assets, at fair value	$157,763	$2,053,920	$16,123	$2,227,806

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (2)	—	727,174	—	727,174
Total liabilities, at fair value	$—	$727,174	$—	$727,174

(1) Non‑Agency RMBS held as of September 30, 2023 included both retained tranches of securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions. All AOMT CMBS held as of September 30, 2023 were comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of September 30, 2023:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$7,010	Prepayment rate (annual CPR)	8.99% - 9.19%	9.09%
		Default rate	16.57% - 24.37%	20.47%
		Loss severity	(0.25)% - 10.00%	1.77%
		Expected remaining life	0.63 - 2.89 years	2.11 years

Residential mortgage loans in securitization trust, at fair value	$9,113	Prepayment rate (annual CPR)	2.79% - 12.53%	7.82%
		Default rate	9.22% - 25.78%	15.37%
		Loss severity	(0.16)% - 12.81%	6.66%
		Expected remaining life	1.32 - 3.84 years	2.38 years
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

As of September 30, 2023, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.4 billion and $1.1 billion, respectively, a difference of approximately $297.9 million (which includes AOMT 2022-1, AOMT 2022-4, and AOMT 2023-4, which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $121.4 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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

Investments in Majority-Owned Affiliates

To determine the fair value of the Company’s investments in majority-owned affiliates, which are held at amortized cost and included in “other assets”, the Company uses the prices of the underlying bonds in the investments to determine fair value. The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for these bonds. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline discount margin/yield, recovery assumptions, tranche type, collateral coupon, age and loan size, and other inputs specific to each security. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements.

The amortized cost and fair value of these investments as of September 30, 2023 was approximately $14.7 million and $13.3 million, respectively.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$763,786	$7,196	$770,982
Residential mortgage loans in securitization trusts	—	1,018,686	8,756	1,027,442
Commercial mortgage loans	—	9,458	—	9,458
Investments in securities
Non-Agency RMBS (1)	—	61,960	—	61,960
Whole Pool Agency RMBS	—	993,378	—	993,378
AOMT CMBS (1)	—	6,111	—	6,111
Unrealized appreciation on interest rate futures contracts	2,211	—	—	2,211
Unrealized appreciation on TBAs	12,545	—	—	12,545
Total assets, at fair value	$14,756	$2,853,379	$15,952	$2,884,087

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (2)	$—	$530,560	$—	$530,560
Total liabilities, at fair value	$—	$530,560	$—	$530,560

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

11.    Related Party Transactions
Residential Mortgage Loan Purchases
The Company has residential loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The Company purchases the mortgage loans on a servicing released basis.
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the nine month period ended September 30, 2023 and 12 month period ended December 31, 2022:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of the Periods Ended(1)
	($ in thousands)
September 30, 2023	$89,673	232	593

December 31, 2022	$567,324	1,141	845
(1) Excludes loans held in residential mortgage loans in securitization trust, at fair value

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
Incentive Fee
Under the Management Agreement, the Manager is also entitled to an incentive fee, which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 15% and (b) the excess of (i) the Company’s Distributable Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) the Company’s Equity (as defined in the Management Agreement) in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive fee earned by the Manager with respect to the first three calendar quarters of such previous 12-month period. To date, the incentive fee has not been earned and no expense recognized in the Company’s financial statements.
Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements to an affiliate of the Manager.
12.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2023, the Company was not aware of any legal claims that could materially impact its financial condition. As of September 30, 2023, the Company had no unfunded commitments.

The Company has a loan release obligation on the facility with Global Investment Bank 3 that is eligible for up to a 100% reduction based on certain criteria that may extended beyond the current term of the financing facility. The maximum potential liability is $0.7 million, which has not been recorded in the condensed consolidated financial statements as the actual liability is not currently determinable.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of September 30, 2023, the Company has a total purchase commitments of $113 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit.

13.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on AFS securities for the three months ended September 30, 2023 and 2022, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	(in thousands)
AOCI balance, beginning of period	$(6,565)	$1,248
Net unrealized gain/(loss) on AFS securities	(1,607)	(10,227)
AOCI balance, end of period	$(8,172)	$(8,979)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(in thousands)
AOCI balance, beginning of period	$(21,127)	$3,000
Net unrealized gain/(loss) on AFS securities	12,955	(11,979)
AOCI balance, end of period	$(8,172)	$(8,979)

14.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	($ in thousands)
Investments in Majority-Owned Affiliates	$14,701	$—
Deferred tax asset	3,457	3,457
Prepaid expenses	1,697	1,310
Protective advances and other assets	285	—
Total other assets	$20,140	$4,767

Investments in Majority-Owned Affiliates (“MOA”)

In the first and third quarters of 2023, the Company participated in securitization transactions AOMT 2023-1 and AOMT 2023-5, which involved MOAs in which the Company received a 41.21% investment and 34.42% investment, respectively, in each case proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost. The investment will be tested for impairment at least annually utilizing undiscounted cash flows of the underlying risk retention bonds. See Note 10 — Fair Value Measurements.

15.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2023 and 2022, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

For the three and nine month periods ended September 30, 2023, there were 186,645 anti-dilutive outstanding restricted stock awards and 95,832 performance shares, although the market-based “total stockholder return” conditions for performance share units had not been achieved and thus these units were not included in the diluted weighted average common shares outstanding.

For the three and nine month periods ended September 30, 2022, there were 425,461 outstanding restricted stock awards that were anti-dilutive and thus not included in the diluted weighted average common shares outstanding. There were 56,978 market-based performance share units outstanding as of September 30, 2022.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$8,273	$(83,353)
Dividends allocated to participating securities	(60)	—
Net income (loss) to common stockholders - basic	$8,213	$(83,353)
Basic weighted average common shares outstanding	24,768,921	24,505,438
Basic earnings (loss) per common share	$0.33	$(3.40)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$8,273	$(83,353)
Dividends allocated to participating securities	(60)	—
Net income (loss) to common stockholders - diluted	$8,213	$(83,353)
Basic weighted average common shares outstanding	24,768,921	24,505,438
Net effect of dilutive equity awards	188,747	—
Diluted weighted average common shares outstanding	24,957,668	24,505,438
Diluted earnings (loss) per common share	$0.33	$(3.40)

The following table sets forth the calculation of basic and diluted earnings per share for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$5,115	$(179,046)
Dividends allocated to participating securities	(123)	—
Net income (loss) to common stockholders - basic	$4,992	$(179,046)
Basic weighted average common shares outstanding	24,706,568	24,534,967
Basic earnings (loss) per common share	$0.20	$(7.30)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$5,115	$(179,046)
Dividends allocated to participating securities	(123)	—
Net income (loss) to common stockholders - diluted	$4,992	$(179,046)
Basic weighted average common shares outstanding	24,706,568	24,534,967
Net effect of dilutive equity awards	227,265	—
Diluted weighted average common shares outstanding	24,933,833	24,534,967
Diluted earnings (loss) per common share	$0.20	$(7.30)

16.    Subsequent Events

On November 7, 2023, we converted our loan financing facility with Global Investment Bank 3 from static pool financing to a revolving facility with mark to market features. The amended facility has a maximum borrowing capacity of $200 million with a base interest rate pricing spread of 180 basis points plus a 20 basis points index spread adjustment and an expiration date of November 7, 2024.

On November 8, 2023, the Company declared a dividend of $0.32 per share of common stock, to be paid on November 30, 2023 to common stockholders of record as of November 22, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Angel Oak Mortgage REIT, Inc. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. References herein to our “Company,” “we,” “us,” or “our” refer to Angel Oak Mortgage REIT, Inc. and its subsidiaries unless the context requires otherwise. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”).

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
We are externally managed and advised by our Manager, Falcons I, LLC, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Mortgage Lending is a market leader in non‑QM loan production and, as of September 30, 2023, had originated over $18.2 billion in total non‑QM loan volume since its inception in 2011.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Investors maintained a close watch on key inflation, employment, and housing data during the third quarter of 2023 while the Federal Reserve Bank (“Fed”) continued to work toward a potential “soft landing” following cumulative federal funds rate increases of 5.25% since March of 2022. The Fed increased the federal funds rate by 25 basis points in July 2023 before skipping a rate increase at its September 2023 meeting; despite this skip, the Fed signaled that rates are likely to stay at this level for longer, which drove an increase in medium-term and long-term treasury yields. With that said, interest rate and spread volatility has generally lessened as we have progressed through 2023. For now, the Fed and investors alike continue to monitor economic data for consistent and/or sustained signs that suggest federal funds rate movements in either direction.

Commensurate with federal funds rate increases, residential mortgage rates have increased to nearly 8% for a 30 year-fixed mortgage, marking their highest level since 2002. Two years ago, the average 30-year fixed residential mortgage rate was roughly 3%. Though current mortgage rates are below average rates in the decades leading up to 2002, suppressed home sales activity suggests that borrowers are still in the process of acclimating to the accelerated increase in rates.

The two-year and five-year Treasury yields experienced modest increases of approximately 17 basis points and 47 basis points, respectively, during the third quarter. However, spreads were more stable in line with the aforementioned reductions in volatility, which mitigated the overall mark-to-market impact on the value of our portfolio. These movements drove a net decrease of approximately 123 basis points in the weighted average price of our residential whole loans portfolio during the third quarter (excluding newly-originated loans purchased during the quarter). Additionally, we have increased the weighted average coupon of our residential whole loans portfolio by 99 basis points since the end of the second quarter to 5.83% as of the third quarter of 2023. Since the quarter ended September 30, 2023, additional loan purchases and purchase commitments have increased the weighted average coupon of our residential whole loans portfolio by an additional 54 basis points to 6.37% as of November 6,2023. We expect to continue to purchase newly originated loans, which should continue to improve portfolio valuations and securitization execution.

Our investment performance

Net Interest Margin (“NIM”). We held fewer target assets in the first nine months of 2023 as compared to the comparable period of 2022, thereby generating less interest income. Though our borrowings decreased as well, higher variable interest rates caused our interest expense to increase.

Net realized loss. Our net realized loss for the nine months ended September 30, 2023 was primarily due to realized losses on the sale of whole loans into the AOMT 2023-1 and AOMT 2023-5 securitizations during the first and third quarter of 2023, respectively. Because these securitizations did not result in the consolidation of VIE entities, we recognized a loss on the sale of these loans; however, the realized loss was less than the previous period’s unrealized loss for these loans, which drove overall positive economics for the securitizations. Additionally, our net realized gains on the economic hedges of our interest rate futures and TBAs were lower in the first nine months of 2023 as compared to the first nine months of 2022, as the magnitude of the impact from rate and spread m ovement has been lower in 2023 than it was in 2022.

Net unrealized gain. Our net unrealized gain in the first nine months of 2023 was primarily due to the reversal of the unrealized loss (and thereby the recognition of net realized loss discussed above) on the sale of residential mortgage loans into the AOMT 2023-1 and AOMT 2023-5 securitizations, offset by unrealized losses associated with valuations of securitized loans and whole pool loans. The comparable period of 2022 saw unrealized losses related to valuation of residential and securitized loans.

Whole loans and securitization activity

During the three month period ended September 30, 2023, we purchased $78.1 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 8.34%, weighted average loan-to-value of 71.65% and weighted average credit score of 753.

In January 2023, we participated in AOMT 2023-1, an approximately $580 million scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid balance of approximately $241.3 million. On June 29, 2023, we issued AOMT 2023-4, securitizing a total of approximately $285 million on unpaid principal balance of seasoned non-QM Mortgage loans. On August 22, 2023, we participated in AOMT 2023-5, an approximately $260.6 million scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled principal balance of approximately $93.8 million.

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

AOMT 2023-1 and AOMT 2023-5 were securitization transactions entered into with other Angel Oak affiliates, for which we are not considered to be a "primary beneficiary" of the applicable securitization vehicle. Therefore, the bonds retained from these securitizations, as well as from our securitizations prior to 2021, are held on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2021. We may strategically enter into similar securitization transactions in the future.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. Our whole loan financing activity during the nine months ended September 30, 2023 maintained our lender base as of December 31, 2022, with the exception of the expiration of an unused line of credit with a regional bank in the first quarter of 2023 and the repayment of Institutional Investors A and B in the first quarter of 2023. This loan financing facility has been extended to January 25, 2024 and as of July 25, 2023, the interest rate pricing spread decreased to 2.10%. Additionally, subsequent to September 30, 2023, the Company converted its loan financing facility with Global Investment Bank 3 from static pool financing to a revolving facility with mark to market features. The interest rate spread on this facility decreased to 2.00% and the economic interest rate hedging account requirement was eliminated. The advance rate for performing non-seasoned loans to 85%.

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

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Net income (loss) allocable to common stockholders	$8,273	$(83,353)	$5,115	$(179,046)
Adjustments:
Net unrealized (gains) losses on derivatives	(4,563)	(10,936)	7,794	(1,570)
Net unrealized (gains) losses on trading securities	4,857	—	7,134	—
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(5,319)	38,822	5,784	79,298
Net unrealized (gains) losses on residential loans	(12,338)	73,195	(48,497)	176,320
Net unrealized (gains) losses on commercial loans	64	(226)	(83)	759
Non-cash equity compensation expense	447	3,340	1,195	5,179
Distributable Earnings	$(8,579)	$20,842	$(21,558)	$80,940

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Annualized Distributable Earnings	$(34,315)	$83,368	$(28,747)	$107,920
Average total common stockholders' equity	$232,575	$316,070	$236,629	$386,191
Distributable Earnings Return on Average Equity	(14.8)%	26.4%	(12.1)%	27.9%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands except for share and per share data)
Total stockholders’ equity	$231,802	$236,479
Number of shares of common stock outstanding at period end	24,955,566	24,925,357
Book value per share of common stock	$9.29	$9.49

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$231,802	$236,479
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	97,592	90,348
Stockholders’ equity including economic book value adjustments	$329,394	$326,827

Number of shares of common stock outstanding at period end	24,955,566	24,925,357
Book value per share of common stock	$9.29	$9.49
Economic book value per share of common stock	$13.20	$13.11

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table sets forth a summary of our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
INTEREST INCOME, NET
Interest income	$23,900	$30,148
Interest expense	16,490	18,408
NET INTEREST INCOME	$7,410	$11,740

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(12,044)	$17,290
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Financial Statements — Note 2), and derivative contracts	17,299	(100,855)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$5,255	$(83,565)

EXPENSES
Operating expenses	$1,370	$2,764
Operating expenses incurred with affiliate	599	2,141
Due diligence and transaction costs	115	213
Stock compensation	447	3,340
Securitization costs	416	1,115
Management fee incurred with affiliate	1,445	1,951
Total operating expenses	$4,392	$11,524

INCOME (LOSS) BEFORE INCOME TAXES	$8,273	$(83,349)
Income tax expense (benefit)	—	—
NET INCOME (LOSS)	$8,273	$(83,349)
Preferred dividends	—	(4)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$8,273	$(83,353)
Other comprehensive income (loss)	(1,607)	(10,227)
TOTAL COMPREHENSIVE INCOME (LOSS)	$6,666	$(93,580)

Net Interest Income

The following table sets forth the components of net interest income for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023		September 30, 2022
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$4,272	$289,916	$13,162	$1,106,402
Residential mortgage loans in securitization trusts	15,208	1,228,074	12,759	1,123,361
Commercial mortgage loans	58	6,329	309	11,412
RMBS and Majority-Owned Affiliate	3,067	171,128	3,418	402,899
CMBS	147	6,453	423	9,051
U.S. Treasury securities	541	46,607	—	—
Other interest income	607	42,669	77	27,636
Total interest income	23,900		30,148
Interest expense
Notes payable	4,117	205,915	10,364	948,845
Non-recourse securitization obligation, collateralized by residential mortgage loans	10,956	1,191,406	7,467	1,082,841
Repurchase facilities	1,417	87,279	577	50,988
Total interest expense	16,490		18,408
Net interest income	$7,410		$11,740

Net interest income for the three months ended September 30, 2023 and 2022 was $7.4 million and $11.7 million, respectively. Net interest income decreased in the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to the composition of the portfolio during September 30, 2023 having a lower average balance of residential mortgage loans and RMBS, which resulted in decreased interest income from these asset classes, partially offset by interest income generated from residential mortgage loans in securitization trusts. Meanwhile, interest expense decreased in the three months ended September 30, 2023 as compared to the same period in 2022 due to a lower average balance of notes payable offset by increases in the floating interest rates associated with this debt.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended September 30, 2023 and 2022 are set forth as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Realized and unrealized gain (loss) on residential mortgage loans in securitization trust, net of non-recourse securitization obligation	$4,352	$(39,567)
Realized gain (loss) on RMBS	(598)	10,972
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	(12,367)	—
Realized gain (loss) on CMBS	(101)	280
Realized gain (loss) on interest rate futures	2,828	17,692
Realized and unrealized gain (loss) on TBAs	12,349	(5,229)
Realized and unrealized gain (loss) on residential mortgage loans	(856)	(73,526)
Realized and unrealized gain (loss) on commercial mortgage loans	(35)	(204)
Realized and unrealized loss on U.S. Treasury securities	47	—
Unrealized appreciation (depreciation) on interest rate futures	(364)	6,017
Total realized and unrealized gains (losses), net	$5,255	$(83,565)

For the three months ended September 30, 2023 and 2022, total realized and unrealized gains and (losses), net resulted in net gains of $5.3 million and net losses $83.6 million, respectively. During the three months ended September 30, 2023, the key driver of the net gain was the valuation of our residential mortgage loans in securitization trust, net of non-recourse securitization obligation portfolio. During the three months ended September 30, 2022, market volatility resulting in widening interest rate spreads caused the valuation of our portfolio of mortgage loans to decrease, which further resulted in total realized and unrealized losses that were only partially offset by net gains from TBAs and futures contracts.

Expenses

Operating Expenses

For the three months ended September 30, 2023 and 2022, our operating expenses were $1.4 million and $2.8 million, respectively. Our operating expenses decreased compared to the comparative period due to cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loans portfolios.

Operating Expenses Incurred with Affiliate

For the three months ended September 30, 2023 and 2022, our operating expenses incurred with affiliate were $0.6 million and $2.1 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased during the comparative period primarily due to the separation of our former chief executive officer in September 2022.

Due Diligence and Transaction Costs

For the three months ended September 30, 2023 and 2022, our due diligence and transaction costs were $115 thousand and $213 thousand, respectively. Our due diligence and transaction expenses decreased over the comparative period as we purchased fewer whole loans during the three months ended September 30, 2023 than the three months ended September 30, 2022.

Stock Compensation

For the three months ended September 30, 2023 and 2022, our stock compensation expense was $0.4 million and $3.3 million, respectively. Our stock compensation expense decreased for the three months ended September 30, 2023, due to stock forfeitures as well as a one-time severance expense in the comparative period of 2022 associated with the departure of our former chief executive officer. Other restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one-year anniversary of the grant date.

Securitization Costs

For the three months ended September 30, 2023 and 2022, we incurred $0.4 million and $1.1 million of securitization expense, respectively. The expense incurred during the three months ended September 30, 2023 is related to the AOMT 2023-5 securitization. The securitization costs incurred for the comparable period in 2022 were associated with the AOMT 2022-4 securitization.

Management Fee Incurred with Affiliate

For the three months ended September 30, 2023 and 2022, our management fee incurred with affiliate was $1.4 million and $2.0 million, respectively. The decrease is due to the decrease in our average Equity (as defined in the Management Agreement) for the three months ended September 30, 2023 as compared to the same period in 2022. The Management Agreement includes an adjustment to “Equity” (as defined in the Management Agreement) for Distributable Earnings , which is the primary departure from equity as calculated in accordance with GAAP.

Nine Months Ended September 30, 2023 and 2022

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
INTEREST INCOME, NET
Interest income	$71,403	$86,959
Interest expense	50,742	41,849
NET INTEREST INCOME	20,661	45,110

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(27,056)	56,423
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Note 2), and derivative contracts	27,868	(255,021)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	812	(198,598)

EXPENSES
Operating expenses	5,788	9,525
Operating expenses incurred with affiliate	1,672	3,834
Due diligence and transaction costs	136	1,502
Stock compensation	1,195	5,179
Securitization costs	2,326	3,134
Management fee incurred with affiliate	4,460	5,830
Total operating expenses	15,577	29,004

INCOME (LOSS) BEFORE INCOME TAXES	5,896	(182,492)
Income tax expense (benefit)	781	(3,457)
NET INCOME (LOSS)	5,115	(179,035)
Preferred dividends	—	(11)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$5,115	$(179,046)
Other comprehensive income (loss)	12,955	(11,979)
TOTAL COMPREHENSIVE INCOME (LOSS)	$18,070	$(191,025)

Net Interest Income

The following table sets forth the components of net interest income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023		September 30, 2022
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$18,457	$467,538	$39,171	$1,148,332
Residential mortgage loans in securitization trusts	39,753	1,106,621	33,599	995,000
Commercial mortgage loans	458	8,215	951	17,164
RMBS	9,225	164,244	12,692	381,085
CMBS	790	6,394	423	9,663
U.S. Treasury securities	1,201	45,506	8	59,999
Other interest income	1,519	37,482	115	46,157
Total interest income	71,403		86,959
Interest expense
Notes payable	21,222	366,032	23,022	975,913
Non-recourse securitization obligation, collateralized by residential mortgage loans	26,121	1,080,156	17,874	954,344
Repurchase facilities	3,399	89,726	953	185,685
Total interest expense	50,742		41,849
Net interest income	$20,661		$45,110

Net interest income for the nine months ended September 30, 2023 and 2022 was $20.7 million and $45.1 million, respectively. Net interest income decreased in the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to the composition of our portfolio during September 30, 2023 having a lower average balance of residential mortgage loans and RMBS, which resulted in decreased interest income from these asset classes, partially offset by interest income generated from residential mortgage loans in securitization trusts. Meanwhile, interest expense on non-recourse securitization obligations, collateralized by residential mortgage loans increased due to an increase in the average balance and securitization spread associated with these assets in the nine months ended September 30, 2023 as compared to the same period in 2022, which resulted in an increased interest expense on lower interest income during the nine months ended September 30, 2023 as compared to the comparative period.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the nine months ended September 30, 2023 and 2022 are set forth as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Realized and unrealized gain (loss) on residential mortgage loans in securitization trust, net of non-recourse securitization obligation	$(7,948)	$(82,642)
Realized loss on RMBS, net	(1,545)	(16,884)
Unrealized gain (loss) on Whole Pool Agency RMBS	(12,627)	—
Realized gain (loss) on CMBS	(241)	34
Realized gain (loss) on interest rate futures	8,599	60,745
Realized and unrealized gain (loss) on TBAs	(479)	14,171
Realized and unrealized (loss) gain on residential mortgage loans	17,268	(180,152)
Realized and unrealized (loss) gain on commercial mortgage loans	113	(1,209)
Realized and unrealized loss on U.S. Treasury securities	88	—
Unrealized appreciation on interest rate futures	(2,416)	7,339
Total realized and unrealized gains (losses), net	$812	$(198,598)

For the nine months ended September 30, 2023 and 2022, total realized and unrealized gains (losses), net resulted in a net gain position of $0.8 million and net loss $198.6 million, respectively. During the nine months ended September 30, 2023, continued market volatility resulting in widening interest rate spreads caused the valuation of our residential mortgage loans in securitization trust and whole pool agency RMBS to decrease, which was offset by gains in our residential mortgage loans portfolio and interest rate futures. In the nine months ended September 30, 2022, the net realized and unrealized loss was primarily due to extreme interest rate and spread volatility as the Fed began its rate hike cycle, leading to large unrealized losses on residential mortgage loans and residential mortgage loans in securitization trust and realized losses on RMBS.

Expenses

Operating Expenses

For the nine months ended September 30, 2023 and 2022, our operating expenses were $5.8 million and $9.5 million, respectively. Our operating expenses decreased during the comparative period due to cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the nine months ended September 30, 2023 and 2022, our operating expenses incurred with affiliate were $1.7 million and $3.8 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased during the comparative period primarily due to the separation of our former chief executive officer.

Due Diligence and Transaction Costs

For the nine months ended September 30, 2023 and 2022, our due diligence and transaction costs were $136 thousand and $1.5 million, respectively. Our due diligence and transaction expenses decreased over the comparative period as we purchased fewer whole loans during the nine months ended September 30, 2023 than the nine months ended September 30, 2022.

Stock Compensation

For the nine months ended September 30, 2023 and 2022 our stock compensation expense was $1.2 million and $5.2 million, respectively. Our stock compensation expense decreased for the nine months ended September 30, 2023, due to stock forfeitures as well as no 2023 stock compensation expense related to our former chief executive officer. Additionally, the nine months ended September 30, 2023 did not include a one-time severance expense associated with the departure of our former chief executive officer Other restricted stock awards vest over one, three, or four years (depending on the tranche of award), commencing on the one-year anniversary of the grant date.

Securitization Costs

Securitization costs of $2.3 million were incurred for the nine months ended September 30, 2023 in connection with the AOMT 2023-1, AOMT 2023-4, and AOMT 2023-5 securitization transactions. There were $3.1 million of securitization costs incurred for the comparable period in 2022, associated with the AOMT 2022-1 and AOMT 2022-4 securitizations.

Management Fee Incurred with Affiliate

For the nine months ended September 30, 2023 and 2022, our management fee incurred with affiliate was $4.5 million and $5.8 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the nine months ended September 30, 2023 as compared to the same period in 2022. The Management Agreement includes an adjustment to “Equity” as defined in the Management Agreement for Distributable Earnings, which is the primary departure from equity as calculated in accordance with GAAP.

Our Portfolio

As of September 30, 2023, our portfolio consisted of approximately $2.1 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of September 30, 2023:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$284,383	$197,797	$86,586	37.4%
Residential mortgage loans in securitization trust	1,194,119	1,161,296	$32,823	14.1%
Commercial mortgage loans	5,219	—	5,219	2.3%
Total whole loan portfolio	$1,483,721	$1,359,093	$124,628	53.8%

Investment securities
RMBS	$579,985	$39,861	$540,124	233.0%
CMBS	6,338	—	6,338	2.7%
U.S. Treasury securities	149,906	148,240	1,666	0.7%
Total investment securities	$736,229	$188,101	$548,128	236.4%

Investments in Majority-Owned Affiliates	$14,701		$14,701	6.3%

Total investment portfolio	$2,234,650	$1,547,194	$687,456	296.6%
Target assets (1)	$2,070,044	$1,398,954	$671,089	289.5%

Cash	$41,894	$—	$41,894	18.0%
Other assets and liabilities (2)	(497,548)	—	(497,548)	(214.6)%
Total	$1,778,996	$1,547,194	$231,802	100.0%

(1) “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliate.

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $512.0 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

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

Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of September 30, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$0 - $3,410	$517
Interest rate	2.99% - 12.5%	5.83%
Maturity date	9/27/2048 - 8/25/2063	September 2053
FICO score at loan origination	612 - 817	744
LTV at loan origination	17.6% - 90%	69.67%
DTI at loan origination	2.6% - 59.10%	31.90%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	2.70%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$59 - $3,441	$496
Interest rate	2.88% - 9.99%	4.80%
Maturity date	9/21/2036 - 6/20/2062	February 2053
FICO score at loan origination	575 - 823	737
LTV at loan origination	8% - 95%	70%
DTI at loan origination	1.20% - 59.06%	31.26%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.91%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of September 30, 2023:

160
140
120
100
80
60
40
20
0
# of Loans
< 3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2022:

600
500
400
300
200
100
0
# of Loans
< 3
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of September 30, 2023, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of September 30, 2023:

No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of September 30, 2023. Numbers presented may add to more than 100% due to rounding.

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

Residential Mortgage Loans Held in Securitization Trusts

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2023:

($ in thousands)
UPB	$1,361,688
Number of loans	3,152
Weighted average loan coupon	4.67%
Average loan amount	434
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	742
Current 3-month constant prepayment rate (“CPR”) (1)	5.6%
Percentage of loans 90+ days delinquent (based on UPB)	0.8%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

No state in “Other” represents more than a 4% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2023. Numbers presented may add to more than 100% due to rounding.

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

Commercial Mortgage Loans
The following table provides additional information on the commercial mortgage loans in our portfolio as of September 30, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$241 - $3,162	$1,120
Interest rate	5.50% - 8.38%	6.24%
Loan term	8.10 - 26.44 years	12.47 years
LTV at loan origination	50.0% - 75.0%	58.10%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$242 - $4,300	$1,656
Interest rate	5.50% - 8.38%	7.03%
Loan term	0.42 - 27.18 years	7.68 years
LTV at loan origination	46.7% - 75.0%	50.90%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of September 30, 2023 and December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of September 30, 2023:

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of September 30, 2023, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3	AOMT 2023-1 (5)	AOMT 2023-5 (5)
	($ in thousands)
UPB of loans	$102,501	$103,551	$137,598	$170,477	$556,632	$253,456
Number of loans	354	374	508	524	1,036	523
Weighted average loan coupon	7.00%	7.00%	6.40%	5.80%	5.20%	5.30%
Average loan amount	$290	$277	$271	$325	$537	$485
Weighted average LTV at loan origination and deal date	71.30%	70.70%	68.40%	74.10%	69.70%	70.20%
Weighted average credit score at loan origination and deal date	697	701	718	720	729	735
Current 3-month CPR (1) (6)	31.20%	21.70%	6.50%	12.40%	6.60%	27.30%
90+ day delinquency (as a % of UPB)	12.90%	8.10%	3.50%	3.40%	1.20%	0.10%
90+ Delinquency (as a % of Original Balance)	2.00%	1.50%	1.00%	1.20%	1.40%	0.40%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	51.30%	48.50%	55.10%	74.10%	73.70%	81.90%
Fair value of first loss piece (3)	$11,700	$3,568	$1,927	$20,619	$4,472	$2,867
Investment thickness (4)	33.91%	15.37%	9.30%	18.20%	3.49%	10.13%
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
(5) The fair value of the first loss pieces presented for AOMT 2023-1 and AOMT 2023-5 is the total at risk for the Majority-Owned Affiliate.
(6) AOMT 2023-5 reflects one-month CPR

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2022, unless otherwise stated:

	AOMT 2019-2	AOMT 2019-4	AOMT 2019-6	AOMT 2020-3
	($ in thousands)
UPB of loans	$119,217	$120,242	$148,148	$189,763
Number of loans	409	421	555	578
Weighted average loan coupon	7.00%	7.07%	6.40%	5.83%
Average loan amount	$291	$286	$267	$328
Weighted average LTV at loan origination and deal date	73%	72%	69%	74%
Weighted average credit score at loan origination and deal date	696	699	717	720
Current 3-month CPR (1)	12.14%	18.30%	12.32%	5.56%
90+ day delinquency (as a % of UPB)	11.79%	11.54%	3.06%	4.37%
90+ Delinquency (as a % of Original Balance)	2.30%	2.30%	1.00%	1.90%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate)(2)	53.00%	51.40%	54.40%	74.10%
Fair value of first loss piece (3)	$12,708	$3,669	$1,984	$20,106
Investment thickness (4)	29.17%	13.24%	13.78%	16.35%
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

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of September 30, 2023:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$10,429	$—	$10,429	$(1,029)	$—	(1,029)	$9,400	$—	$9,400
Subordinate	52,159	—	52,159	(21,384)	—	(21,384)	30,775	—	$30,775
Interest only / excess	12,665	—	12,665	(1,944)	—	(1,944)	10,721	—	$10,721
Whole pool (2)	—	504,732	504,732	—	—	—	—	504,732	$504,732
Retained RMBS in VIEs (3)	—	—	—	(15,504)	—	(15,504)	(15,504)	—	$(15,504)
Total	$75,253	$504,732	$579,985	$(39,861)	$—	$(39,861)	$35,392	$504,732	$540,124

(1) Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2) The whole pool RMBS presented as of September 30, 2023 were purchased from a broker to whom the Company owes approximately $512.0 million, payable upon the settlement date of the trade. See Note 7 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3) A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $122.7 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of September 30, 2023:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total

Beginning fair value	$9,533	$49,938	$12,438	$388,063	$459,972
Acquisitions:
Retained bonds received in securitizations	1,400	2,917	1,040	—	5,357
Secondary market purchases of AOMT securities	—	—	—	—	—
Third party securities	—	—	—	511,953	511,953
Effect of principal payments / called deals	(467)	—	—	(382,917)	(383,384)
IO and excess servicing prepayments	—	—	(473)	—	(473)
Changes in fair value, net	(37)	(696)	(340)	(12,367)	(13,440)
Ending fair value	$10,429	$52,159	$12,665	$504,732	$579,985

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634
Acquisitions:
Secondary market purchases of AOMT securities	—	—	—	—	—	—
Third party securities	—	—	—	—	3,151,406	3,151,406
Effect of principal payments / called deals	(3,041)	(171)	(29,612)	(169)	(2,533,834)	(2,566,827)
IO and excess servicing prepayments	—	—	2,256	(21,256)	—	(19,000)
Changes in fair value, net	(35)	(49)	(13,416)	13,874	3,751	4,125
Ending fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of September 30, 2023)

No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2023. Numbers presented may add to more than 100% due to rounding.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	($ in thousands)
UPB of loans	$112,302	$122,432
Number of loans	146	160
Weighted average loan coupon	7.4%	7.4%
Average loan amount	$769	$765
Weighted average LTV at loan origination and deal date	56.2%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	2,933	—	2,933	2,901	—	2,901
Interest only / excess	3,405	—	3,405	3,210	—	3,210
Total	$6,338	$—	$6,338	$6,111	$—	$6,111

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

Description of Existing Financing Arrangements
As of September 30, 2023, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $0.9 billion. During the nine months ended September 30, 2023, an unused loan financing facility with a regional bank expired in accordance with its terms. We also refinanced a static pool financing facility held with institutional investors into a different static pool financing with another lender, and terminated the initial static pool financing facility. Borrowings under warehouse loan financing lines or placed with institutional investors (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of September 30, 2023, the advance rates (when required) of our three active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or, if shorter, in the period from September 30, 2022 to the applicable date of determination, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of September 30, 2023 was $10.0 million. Other restrictive covenants with which we were bound to comply during the first quarter of 2023 related to a regional bank financing facility which we allowed to expire by its terms, and included additional requirements around GAAP net income.
A description of each loan financing facility in place during the nine-months ended September 30, 2023 is set forth as follows:
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
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. This loan financing facility has been extended to January 25, 2024, and as of July 25, 2023, the interest rate pricing spread decreased to 2.10%.
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
Subsequent to September 30, 2023, the Company converted its loan financing facility with Global Investment Bank 3 from static pool financing to a revolving facility with mark to market features. The amended facility has a maximum borrowing capacity of $200 million with a twelve month term and a termination date of November 7, 2024. The base interest rate spread on this facility was reduced to 1.80%, plus a 0.20% basis points index spread adjustment, and the advance rate for performing non-seasoned loans was increased to 85%. Additionally, the economic interest rate futures account (as defined below) requirement was eliminated.
On December 19, 2022, the facility was amended to increase the facility limit up to $286.0 million, finance a static pool of mortgage loans, and extend the termination date to December 19, 2023; however, the amendment did not extend the revolving period, which ended on December 19, 2022. Additionally, the amendment generally removed “mark to market” provisions and now requires an economic interest rate hedging account (“interest rate futures account”) which account is for the benefit of Global Investment Bank 3 and under its sole control, subject to recoupment to meet hedging margin calls. As of September 30, 2023, the facility limit was $8.7 million.

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
This financing facility was substantially unused, and expired by its terms on March 16, 2023.

The following table sets forth the details of our financing lines as of each of September 30, 2023 and December 31, 2022:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		September 30, 2023	December 31, 2022
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.10%	$189,066	$352,038

Global Investment Bank 2 (2)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.80% - 4.50%	8,731	119,137

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	168,695

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$197,797	$639,870
(1) On January 25, 2023, this financing facility was extended through July 25, 2023 in accordance with the terms of the agreement, which contemplates six-month renewals. On July 25, 2023, the Company extended this financing facility through January 25, 2024, with an interest rate pricing spread of 2.10%.
(2) This financing facility expires on February 2, 2024.

(3) This static pool financing facility expires on December 19, 2023. The interest rate pricing spread per the agreement began at 2.80% for the first three months following December 19, 2022, exclusive of a 20 basis points index spread adjustment, and increases by an additional 50 basis points every three months thereafter; however, the facility does not, in general, contain “mark to market” provisions. The agreement requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, as described above, which account is for its benefit and under its sole control. On November 7, 2023, this facility was renewed for a twelve month term with a new expiration date of November 7, 2024 and was converted from static pool financing to a revolving facility with mark to market features. The amended facility has a maximum borrowing capacity of $200 million with an interest rate pricing spread of 180 basis points plus a 20 basis points index spread adjustment (see Note 16 — Subsequent Events).

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

(5) This agreement expired by its terms on March 16, 2023.

The following table sets forth the total unused borrowing capacity of each financing line as of September 30, 2023:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1 (1)	$600,000	$189,066	$410,934
Global Investment Bank 2 (1)	250,000	—	250,000
Global Investment Bank 3 (2)	8,731	8,731	—

Total	$858,731	$197,797	$660,934

(1) Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

(2) As of September 30, 2023, this financing facility had no unused borrowing capacity as the outstanding borrowings were based on a static pool of mortgage loans.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of September 30, 2023 and December 31, 2022:

September 30, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$148,240	5.40%	11
RMBS (1)	$39,861	7.08%	15
Total	$188,101	5.76%	12

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	52,544	6.07%	13
Total	$52,544	6.07%	13
(1) A portion of repurchase debt outstanding as of both September 30, 2023 and December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
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
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q4 2021	609,251	206,897	609,251
Q1 2022	477,422	272,282	477,422
Q2 2022	128,365	92,598	132,629
Q3 2022	67,454	50,988	67,454
Q4 2022	52,544	56,426	63,357
Q1 2023	442,214	180,165	442,214
Q2 2023	340,701	101,731	340,701
Q3 2023	188,101	87,279	188,101

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
Securitization Transactions
In August 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 36% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-5 issued approximately $260.6 million in face value of bonds. Our proportionate share of 34.42% of the retained bonds and investments in MOAs was approximately $8.7 million, including a retained discount on issuance of approximately $2.7 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $63.4 million and retained cash of $10.7 million, which was used for operational purposes.
Given the accounting rules surrounding this type of transaction, we derecognized the mortgage loans sold in AOMT 2023-5 and recorded an investment in majority-owned affiliate located within “other assets” on our condensed consolidated balance sheet as of September 30, 2023.

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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2023-4 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
In January 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 59% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-1 issued approximately $552.9 million in face value of bonds. Our proportionate share of 41.21% of the retained bonds and investments in MOAs was approximately $21.8 million, including a retained discount on issuance of approximately $6.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $190.1 million and retained cash of $15.9 million, which was used for operational purposes.
Given the accounting rules surrounding this type of transaction, we derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our condensed consolidated balance sheet as of September 30, 2023.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-4 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. Given the accounting rules surrounding this type of transaction, we have consolidated the AOMT 2022-1 securitization on our condensed consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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
Cash Availability
Cash and cash equivalents

Our cash balance as of September 30, 2023 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to fund margin calls on our mark to market financing facilities or our economic hedge agreements, should such margin calls occur. Due to the conversion of our financing facility with Global Investment Bank 3 to a static pool financing facility, which limited our mark-to-market exposure, some of our cash was restricted, as further described below, and held in an economic interest rate hedging account for the benefit of Global Investment Bank 3, for its benefit and under its control.

We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $1.1 million as of September 30, 2023 was comprised of: $0.8 million was held for the benefit of Global Investment Bank 3, the majority of which balance is in an economic interest rate hedging account under the control of Global Investment Bank 3, and may be drawn by Global Investment Bank 3 at its discretion, $0.3 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of zero.

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

Cash Flows

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Cash flows provided by (used in) operating activities	$339,087	$(635,830)
Cash flows provided by (used in) investing activities	$(164,668)	$502,541
Cash flows provided by (used in) financing activities	$(171,318)	$(33,620)
Net increase in cash and restricted cash	$3,101	$(22,805)

The cash provided by operating activities of $339.1 million for the nine months ended September 30, 2023 as compared to the use of cash of $635.8 million for the nine months ended September 30, 2022 was primarily due to the sale of residential mortgage loans into an affiliate’s securitization trust during the first three months of 2023, while in 2022, we purchased residential mortgage loans.

The use of investing cash flows of $164.7 million for the nine months ended September 30, 2023 as compared to cash provided by investing activities of $502.5 million for the nine months ended September 30, 2022 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period.

The use of financing cash flows of $171.3 million for the nine months ended September 30, 2023 as compared to the use of $33.6 million for the nine months ended September 30, 2022 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods, and proceeds from non-recourse securitization transactions in the 2022 comparative period.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized, and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended September 30, 2023.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Third Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
0.104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ANGEL OAK MORTGAGE REIT, INC.

Date: November 8, 2023	By:	/s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)