Form 10-K
period 2023-12-31
Angel Oak Mortgage REIT, Inc.
filed 2024-03-15
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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
Large accelerated filer     ☐    Accelerated filer ☒    Non-accelerated filer    ☐    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $185.7 million based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding on March 15, 2024 was 24,965,274.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

ANGEL OAK MORTGAGE REIT, INC.
Form 10-K

Unless otherwise indicated, the terms “Angel Oak Mortgage REIT, Inc.,” “we,” “us,”“our,” “our company,” and “the Company” refer to Angel Oak Mortgage REIT, Inc. and its subsidiaries including Angel Oak Mortgage Operating Partnership, LP (our “operating partnership”), through which we hold substantially all of our assets and conduct our operations. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of affiliates Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•changes in our industry, inflation, interest rates, business strategies, target assets, the debt or equity markets, the general economy (or in specific regions) or the residential real estate finance and real estate markets specifically;

•general volatility of the markets in which we invest;

•changes in the availability of attractive loans and other investment opportunities, including non-QM loans sourced from Angel Oak Mortgage Lending;

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

•events, contemplated or otherwise, such as acts of God, including hurricanes earthquakes, and other natural disasters, including those resulting from global climate change, pandemics, acts of war or terrorism, the initiation or escalation of military conflicts

(such as the Russian invasion of Ukraine), and others that may cause unanticipated and uninsured performance declines, disruptions in markets, and/or losses to us or the owners and operators of the real estate securing our investments;

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

IMPORTANT INFORMATION REGARDING OUR DISCLOSURE TO INVESTORS

We may use our website (www.angeloakreit.com) to communicate with our investors and disclose company information. The information disclosed through our website may be considered material, so investors should monitor our website in addition to press releases, SEC filings and public conference calls and webcasts. The contents of our website referenced herein are not incorporated by reference into this Annual Report on Form 10-k.

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

“Jumbo prime mortgage loans” mean residential mortgage loans that may not conform to GSE underwriting guidelines for a variety of reasons, such as exceeding GSE loan limits.

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

“Residential bridge loans” mean short-term residential mortgage loans secured by a first priority security interest in non-owner occupied single family or multi-family residences, which loans are typically used in the acquisition and re-development of the residences with a view to the borrowers selling the residences.

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

Our Investment Strategy

Our investment strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak Mortgage Lending, which primarily operates through a wholesale channel and has a national origination footprint. We also may invest in other target assets as described below. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. We often finance these target assets through various financing lines on, primarily, a short-term basis and ultimately seek to secure long-term securitization funding for substantially all of our non-QM loans. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

Our Portfolio and Securitizations

Since the commencement of our operations in September 2018 through December 31, 2023, we have focused on the acquisition of our target assets, including residential mortgage loans, a substantial portion of which were sourced by Angel Oak Mortgage Lending. As of

December 31, 2023, we have participated in thirteen rated securitization transactions. We believe that our portfolio validates our strategy of making credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and substantially sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending.

As of December 31, 2023, our approximately $2.3 billion portfolio of total assets consisted predominantly of residential mortgage loans owned directly, residential mortgage loans held in securitization trusts, and RMBS. For additional information regarding our portfolio as of December 31, 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Portfolio”.

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

In addition to our existing loan financing lines, we employ short-term repurchase facilities to borrow against U.S. Treasury Securities, securities issued by AOMT, and other securities we may acquire in accordance with our investment guidelines.

Our use of leverage, especially in order to increase the quantity of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. The amount of leverage employed on our assets will depend on our Manager’s assessment of the credit, liquidity, price volatility and other risks and availability of particular types of financing at any given time. Moreover, our charter, third amended and restated bylaws (our “bylaws”) and investment guidelines require no minimum or maximum leverage and our Manager will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage and the leverage used for individual asset classes will vary over time.

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

Human Capital Resources

We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Executive Officer, Chief Financial Officer, accounting staff, in-house legal counsel, and other personnel providing services to us were employees of our Manager or one or more of our Manager’s affiliates as of December 31, 2023.

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

•Difficult conditions in the residential mortgage and residential real estate markets as well as general market concerns, including macroeconomic events, may adversely affect the value of residential mortgage loans, including non‑QM loans, and other target assets in which we invest.

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

•Currently, we are focused on acquiring and investing in non‑QM loans, which may subject us to legal, administrative, regulatory, and other risks, which could materially and adversely affect us.

•Prepayment rates may adversely affect the value of our portfolio.

•Our investment in lower rated non‑Agency RMBS resulting from the securitization of our assets or otherwise exposes us to the first loss on the mortgage assets held by the securitization vehicle. Additionally, the principal and interest payments on non‑Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.

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

•Our significant debt subjects us to increased risk of loss, and our charter and bylaws contain no limitation on the amount of debt we may incur.

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

•Complying with REIT requirements and avoiding a prohibited transaction tax may force us to hold a significant portion of our assets and conduct a significant portion of our activities through a taxable REIT subsidiary (“TRS”), and a significant portion of our income may be earned through a TRS.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Annual Report on Form 10-K, including the matters set forth below in this “Item 1A, Risk Factors.”

Risk Factors

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

We may be harmed by reputational issues and adverse publicity relating to us, our Manager, or Angel Oak. Reputational risk issues could include, but are not limited to, real or perceived legal, administrative or regulatory violations, or could be the result of a failure in performance, risk-management, governance, technology, or operations, or claims related to employee misconduct, allegations of employee wrongful termination, conflict of interests, ethical issues, cybersecurity events, the failure to protect private information or environmental, social and governance practices, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputations may become under question could harm our business. Such reputational issues may depress the market price of our common stock, have a negative effect on our ability to conduct business with our counterparties, hinder our abilities to attract and / or retain personnel, including key personnel, or otherwise materially adversely affect us.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with Angel Oak, including our Manager, include:

•Loans Originated by Angel Oak Mortgage Lending. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending. Since our commencement of operations in September 2018 through December 31, 2023, a substantial portion of the target assets in our portfolio had been acquired from Angel Oak Mortgage Lending, and we expect that, in the future, a substantial portion of our portfolio will continue to consist of target assets acquired from Angel Oak Mortgage Lending. As our Manager directs our investment activities, there are conflicts of interest related to the fact that Angel Oak Mortgage Lending consists of affiliates of our Manager, including the following:

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

•Allocation of Investment Opportunities. Although Angel Oak may manage investments on behalf of a number of managed entities, including us, investment decisions and allocations will not necessarily be made in parallel among us and these other managed entities. Investments made by us may not, and are not intended in all cases to, replicate the investments, or the investment methods and strategies, of other entities managed by Angel Oak. Nevertheless, Angel Oak from time to time may elect to apportion major or minor portions of the investments to be made by us among other entities that they manage, and vice versa. When allocating investment opportunities among us and one or more other managed entities, Angel Oak Capital allocates such opportunities pursuant to its written investment allocation policy. Accordingly, not all investments which are consistent with our investment objective and strategies may be presented to us. There is no assurance that any such conflicts arising out of the foregoing will be resolved in our favor. Angel Oak Capital is entitled to amend its investment allocation policy at any time without our consent although it must provide notice to our Affiliated Transactions and Risk Committee.

•Service Providers. Our Manager may engage affiliated service providers, that act as the servicer for the loans in our portfolio. Such relationships may influence our Manager in deciding whether to select such service providers. Our Manager’s affiliates may receive benefits, including compensation, for these activities. Additionally, affiliated service providers will not have the same independence with respect to the performance of their duties to us as an unaffiliated service provider. The use of affiliated service providers may impair our ability to obtain the most favorable terms with respect to such services and transactions, which could materially and adversely affect us.

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

•Securitizations. There can be no assurance that the valuation of any of the assets that we have contributed or may contribute to any securitization vehicles were not or will not be understated or, that the assets contributed by other Angel Oak-managed entities have not been or will not be overstated, resulting in less cash proceeds or securities issued by the securitization vehicle to us or more cash proceeds or securities issued by the securitization vehicle to such managed entities than would otherwise be the case. AOMT’s securitizations are typically structured with a two- to four-year non-call period for the securities issued in the securitization. After such period has ended, the XS tranche holders, as the controlling tranche, have the option to call the securitization at any point. These holders would consider exercising this option if the financing marketplace is more attractive, or if the underlying asset values have increased. If the call option is exercised, we may be unable to reinvest the proceeds we receive from any such call option for some period of time and such proceeds may be reinvested by us in assets yielding less than the yields on the securities that were called.

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

A termination without “cause” of the Management Agreement, which is defined in the Management Agreement and includes unsatisfactory performance by our Manager that is materially detrimental to us, is subject to several conditions which may make such a termination difficult and costly. Termination of the Management Agreement with our Manager may require us to pay our Manager a substantial termination fee, which will increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

We do not own the brand, trademark, or logo that we may use in our business and may be unable to protect this intellectual property against infringement from third parties. We are party to a trademark license agreement (the “trademark license agreement”) with an affiliate of our Manager (the “licensor”) pursuant to which the licensor granted us a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Angel Oak Mortgage REIT, Inc.” for so long as our Manager (or another Angel Oak affiliate that serves as our manager) remains an affiliate of the licensor. The trademark license agreement is subject to automatic termination if our Manager or another affiliate of Angel Oak is no longer acting as our manager under the Management Agreement. The trademark license agreement may be terminated by the licensor without cause and in its sole judgment after 30 days’ written notice to us or immediately if the licensor believes that we are using the licensed marks improperly. Pursuant to the trademark license agreement, the licensor retains the right to continue using the “Angel Oak” name and the licensor is not precluded from licensing or transferring the ownership of the “Angel Oak” name to third parties, some of whom may compete against us. Consequently, we may be unable to prevent any damage to goodwill that may occur as a result of the activities of the licensor, Angel Oak or others. Furthermore, in the event that the trademark license agreement is terminated, we will be required to, among other things, change our name and NYSE ticker symbol. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise have a material adverse effect on us.

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

Our Manager is authorized to follow very broad investment guidelines and our Manager may change its investment process without stockholder consent at any time. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions before they are reviewed by our Board of Directors. Our Manager has great latitude within our broad investment guidelines to determine the types of assets it may decide are proper for purchase by us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect us.

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

Our operating results are dependent upon our Manager’s ability to source a large volume of desirable non-QM loans and other target assets for our investment on attractive terms, and our Manager may be unable to do so for many reasons. Angel Oak Mortgage Lending has no obligation to sell non-QM loans and other target assets to us, and our Manager may be unable to identify other originators that are able or willing to originate non-QM loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment, and high interest rates, may limit the supply of available non-QM loans and other target assets. Moreover, competition for non-QM loans and other target assets may drive down supply or drive up prices, making it uneconomical to purchase such loans or other target assets. For instance, in acquiring non-QM loans and other target assets from unaffiliated parties, we compete with a broad spectrum of institutional investors. Increased competition for, or a reduction in the available supply of, qualifying investments could result in higher prices for (and thus lower yields on) such investments, which could narrow the yield spread over borrowing costs. Competition may also reduce the number of investment opportunities available to us and may adversely affect the terms upon which investments can be made. We may incur due diligence or other costs on investments which may not be successful or may not be completed at all. As a result, we may incur additional costs to acquire a sufficient volume of non-QM loans and other target assets or be unable to acquire such loans and other target assets at reasonable prices or at all. There can be no assurance that attractive investments will be available for us or that available investments will meet our strategies. If we cannot source an adequate volume of desirable non-QM loans and other target assets on attractive terms or at all, we may be materially and adversely affected.

Difficult conditions in the residential mortgage and residential real estate markets as well as general market concerns, including macroeconomic events, may adversely affect the value of residential mortgage loans, including non-QM loans, and other target assets in which we invest.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including increasing inflation, energy costs, unemployment, geopolitical issues, pandemics, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the United States has experienced, in the past, a variety of difficulties and challenging economic conditions, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles (including publicly traded mortgage REITs) incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. Continuing concerns over these factors have contributed to increased volatility and unclear expectations for the economy and markets going forward and continue to impact investor perception of the risks associated with the residential real estate market, residential mortgage loans and various other target assets in which we may invest. As a result, values for residential mortgage loans, including non-QM loans, and various other target assets in which we invest have also experienced, and may continue to experience, significant volatility. Any deterioration of the residential mortgage market and investor perception of the risks associated with residential mortgage loans, including non-QM loans, and various other of our target assets could have a material adverse effect on us.

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

As of December 31, 2023, Angel Oak Mortgage Lending was licensed to originate loans in 46 states and in the District of Columbia, and is currently subject to significant regulation by both U.S. federal and state regulators, including the CFPB and various state offices of financial regulation. Over the years, regulators have vigilantly enforced the regulation of loan originators and have penalized or, in some cases, even suspended non-compliant originators’ ability to originate loans in their jurisdictions for their failure to comply with regulatory requirements.

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

Currently, we are focused on acquiring and investing in non-QM loans, which may subject us to legal, administrative, regulatory, and other risks, which could materially and adversely affect us.

Currently, we are focused on acquiring and investing in non-QM loans that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of QM loans. The ownership of non-QM loans could subject us to legal, administrative, regulatory, and other risks, including those arising under U.S. federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers.

These laws and regulations include the CFPB’s “Know Before You Owe” mortgage disclosure rule, the ATR rules under the Truth-in-Lending Act, and QM loan regulations, in addition to various U.S. federal, state, and local laws and regulations intended to discourage predatory lending practices by residential mortgage loan originators.

    Application of certain standards set forth in the ATR rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as a purchaser or an assignee of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could materially and adversely affect us. Such risks may be higher in connection with the acquisition of non-QM loans, which is currently the focus of our strategy. Borrowers under non-QM loans may be more likely to challenge the analysis conducted under the ATR rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure

The non-QM loans in which we invest are subject to increased risks.

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

Our investment guidelines do not require us to observe specific diversification criteria. Currently, we are focused on acquiring and investing in first lien non-QM loans in the U.S. mortgage market. As of December 31, 2023, substantially all of the loans underlying our portfolio of RMBS and residential loans held in securitization trusts consisted of non-QM loans. In addition, as of December 31, 2023, more than 5% of the unpaid principal balance of the loans underlying our portfolio of RMBS from the AOMT securitizations in which we participated and/or were the primary beneficiary were secured by properties located in each of California, Florida, Texas, and Georgia. As a result, our portfolio is concentrated, and may continue to be concentrated, by asset type and geographic region, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration. Accordingly, downturns relating generally to non-QM loans may result in defaults on a number of our non-QM loans within a short time period, and adverse conditions in the areas where the properties securing or otherwise underlying our investments are concentrated (including unemployment rates, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments, any of which may materially and adversely affect us.

The non-QM loans and other residential mortgage loans in which we invest are subject to a risk of default, among other risks.

Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans, which include investment property loans, primarily sourced from Angel Oak Mortgage Lending. We also may invest in other target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Such acquisitions and investments will subject us to risks which include, among others:

•declines in the value of residential or commercial real estate;

•risks related to benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) as reference rates for loans, borrowings and securities;

•risks related to general and local economic conditions, including unemployment rates;

•lack of available mortgage funding for borrowers to refinance or sell their homes or other properties;

•overbuilding and/or housing availability;

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

•fluctuations in interest rates;

•undetected or unknown fraudulent activity by borrowers, originators, sellers of mortgage loans and/or other third party service providers;

•undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations; and

•failure of the borrower to adequately maintain the property.

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

We may find it necessary or desirable to foreclose on certain of the residential mortgage loans, including non-QM loans, we acquire, and the foreclosure process may be lengthy and expensive. There are a variety of factors that may inhibit the ability to foreclose upon a residential mortgage loan and liquidate real property. These factors include, without limitation: (1) extended foreclosure timelines in states that require judicial foreclosure, including states where we may hold high concentrations of residential mortgage loans; (2) significant collateral documentation deficiencies; (3) U.S. federal, state or local laws that are borrower friendly, including legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; (4) programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and (5) declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. Even if we are successful in foreclosing on a residential mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. We will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. The incurrence of any such losses could materially and adversely affect us.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. For example, recently, there has been a significant rise in inflation and the U.S. Federal Reserve Board has raised, and may continue to raise, interest rates in an effort to curb inflation. These increases in interest rates and inflation have led, and may continue to lead, to economic volatility, increased borrowing costs, price increases and risks of recession.

Fixed income assets typically decline in value if interest rates increase. If long-term interest rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because, for example, borrowers would be less likely to prepay their mortgages. Further, an increase in short-term interest rates would increase the rate of interest payable on any short-term borrowings used to finance these assets. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, but there can be no assurances that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and could materially and adversely affect us.

In addition, rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that may satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, it could materially and adversely affect us.

An increase in interest rates could also cause financial strain on borrowers with adjustable rate mortgages, who might then be more likely to default. In addition, we cannot ensure that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Changes in the fair values of our assets, liabilities, and derivatives can have a material adverse effect on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. Fair values can change rapidly and significantly, and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of or an expectation for deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings and book value.

For example, real estate-related investments in our target asset portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark and are a measure of the perceived risk of the investment. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of similar maturities. Floating rate securities are typically valued based on a market credit spread over a floating rate index such as SOFR and are affected similarly by changes in index spreads. Excessive supply of these securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income, comprehensive income, or cash flow directly through their impact on unrealized gains or losses or other comprehensive income (loss), and therefore our ability to realize gains on such assets, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause net unrealized gains to decrease or net unrealized losses to increase, and result in overall net losses and / or comprehensive net losses.

For purposes of generally accepted accounting principles in the United States of America (“GAAP”), we mark to market most of the assets and some of the liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset at a lower price than has been reflected in that asset’s most recent mark to market value, our reported earnings will be reduced.

SOFR has generally replaced U.S. dollar LIBOR as a reference rate of interest, which subjects us to various risks.

U.S. dollar LIBOR (London Interbank Offered Rate) has been replaced by rates based on SOFR. SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. Because SOFR is a financing rate based on overnight secured funding transactions, it differs fundamentally from LIBOR. LIBOR was intended to be an unsecured rate that represented interbank funding costs for different short-term tenors; and was a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR was intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is a secured overnight rate reflecting the credit of U.S. Treasury securities as collateral. Thus, it is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. SOFR has been more volatile than other benchmark or market rates during certain periods.

Like LIBOR, some SOFR-based rates are forward-looking term rates; other SOFR-based rates are intended to resemble rates for term structures through their use of averaging mechanisms applied to rates from overnight transactions, as in the case of “simple average” or “compounded average” SOFR. Different kinds of SOFR-based rates result in different interest rates. Mismatches between SOFR-based rates, and between SOFR-based rates and other rates, may cause economic inefficiencies, particularly if market participants seek to hedge one kind of SOFR-based rate by entering into hedge transactions based on another SOFR-based rate or another rate. For these reasons, among others, there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as U.S. dollar LIBOR would have performed at any time, and there is no assurance that SOFR-based rates are suitable substitutes for U.S. dollar LIBOR.

Non-LIBOR floating rate obligations, including SOFR-based obligations, may have returns and values that fluctuate more than those of floating rate obligations that were based on LIBOR or other rates. Also, because SOFR and some alternative floating rates are relatively new market indexes, markets for certain non-LIBOR obligations may never develop or may not be liquid. Market terms for non-LIBOR floating rate obligations, such as the spread over the index reflected in interest rate provisions, may evolve over time, and prices of non-LIBOR floating rate obligations may be different depending on when they are issued and changing views about correct spread levels.

Credit ratings assigned to our investments are or will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments, including bonds issued in our existing or future securitization transactions for which we would be required to retain a portion of the credit risk, are or may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings would not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses.

Prepayment rates may adversely affect the value of our portfolio.

Prepayment rates may adversely affect the value of our portfolio. Prepayment rates on our investments, where contractually permitted, are influenced by changes in current interest rates, significant improvement in the performance of underlying real estate assets and a variety of economic, geographic and other factors beyond our control. Consequently, prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. The conditional prepayment rate (“CPR”) is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. An increase in prepayment rates, as measured by the CPR, will typically accelerate the amortization of our securitized portfolio of loans, thereby reducing the yield or interest income earned on such assets.

In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods may be reinvested by us in comparable assets at reduced yields. In addition, the market value of investments subject to prepayment may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of certain investments.

Our investments in Agency RMBS and non-Agency RMBS may result in losses stemming from prepayments on the underlying asset and changes in interest rates.

We invest in Agency RMBS and non-Agency RMBS. RMBS in general are subject to particular risks because they have yield and maturity characteristics corresponding to their underlying assets. Unlike traditional debt securities, which may pay a fixed rate of interest until maturity when the entire principal amount comes due, payments on certain RMBS include both interest and a partial payment of principal. This partial payment of principal may be comprised of a scheduled principal payment, as well as an unscheduled payment from the voluntary prepayment, refinancing, or foreclosure of the underlying assets. As a result of these unscheduled payments of principal, or prepayments on the underlying assets, the price and yield of RMBS can be adversely affected. For example, during periods of declining interest rates, prepayments can be expected to accelerate, and we may reinvest proceeds at the lower interest rates then available. Prepayments of mortgages that underlie securities purchased at a premium could result in capital losses because the premium may not have been fully amortized at the time the obligation is prepaid. In addition, like other interest-bearing securities, the values of RMBS generally fall when interest rates rise, but when interest rates fall, their potential for capital appreciation may be limited due to the existence of the prepayment feature.

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

The rate of prepayment on a pool of MBS is likely to be affected by prevailing market interest rates for mortgages of a comparable type, term, and risk level. When the prevailing market interest rate is below a mortgage coupon, a borrower generally has an increased incentive to refinance. Even in the case of assets with an adjustable-rate component, as prevailing market interest rates decline, and without regard to whether the mortgage rates on such assets decline in a manner consistent therewith, the related borrowers may have an increased incentive to refinance for purposes of either: (1) converting to a fixed rate security; or (2) taking advantage of a different index, margin, or rate cap or floor on another adjustable-rate note. Therefore, as prevailing market interest rates decline, prepayment speeds would be expected to accelerate.

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

Our portfolio includes, and is expected to continue to include, non-Agency RMBS which are backed by non-QM and other residential mortgage loans that are not issued or guaranteed by an Agency or a GSE. Within a securitization of residential mortgage loans, various securities are created, each of which has varying degrees of credit risk. Our investments in non-Agency RMBS generally are concentrated in lower-rated and unrated securities in which we are exposed to the first loss on the residential mortgage loans held by the securitization vehicle, which subjects us to the most concentrated credit risk associated with the underlying residential mortgage loans

Additionally, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including, but not limited to, a general economic downturn, unemployment, acts of God, terrorism, social unrest, and civil disturbances, may impair the borrower’s ability to repay its mortgage loan. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In the event of defaults under residential mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the residential mortgage loan.

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

We invest in investment property loans, which may expose us to an increased risk of loss.

We invest in investment property loans, which are mortgage loans made on portfolios of residential rental properties. The repayment of such a loan by the property owner (i.e., the borrower) often depends primarily on its tenant’s continuing ability to pay rent to the property owner. If the property owner is unable to find or retain a tenant for the rental property, the property owner would cease to have a continuous rental income stream with respect to the property and, as a result, the property owner’s ability to repay the loan on a timely basis or at all could be adversely affected. In addition, the physical condition of non-owner-occupied properties can be below that of owner-occupied properties due to lax property maintenance standards, which can have a negative impact on the value of the collateral properties. Moreover, loans on non-owner-occupied residential properties may involve larger principal amounts and a greater degree of risk than owner-occupied residential mortgage loans, resulting in a higher likelihood that we will be subject to losses on such investment property loans.

We have invested in, and may continue to invest in, jumbo prime mortgage loans, which may expose us to an increased risk of loss.

We have invested in, and may continue to invest in jumbo prime mortgage loans, which generally may not conform to GSE underwriting guidelines for a variety of reasons, such as exceeding GSE loan limits. Jumbo prime mortgage loans are subject to the risks described above relating to investments in residential mortgage loans, but may expose us to increased risks because of their larger balances and because they cannot be immediately sold to GSEs. Additionally, in the event of a default by a borrower on a jumbo prime mortgage loan, we could experience greater losses than a typical loan in our portfolio due to the large mortgage balance associated with jumbo prime mortgage loans.

The performance of our investments in commercial mortgage loans, including senior mortgage loans and small balance commercial mortgage loans, is dependent upon factors that are outside our control.

We have invested in small balance commercial mortgage loans, and we may continue to invest in these and other commercial mortgage loans, including senior mortgage loans, which are secured (directly or indirectly) by commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property, which is outside our control. If the operating income of the property decreases, the borrower’s ability to repay the loan may be impaired. Additional risks associated with commercial real mortgage investments include, but are not limited to, changes in the general economic climate or local conditions (such as an oversupply of space or a reduction in demand for space), competition based on rental rates, attractiveness and location of the properties, changes in the financial condition of tenants, increases in work-from-home policies, and changes in operating costs. For example, recently the office sector has been adversely affected by a decrease in demand as a result of, among other factors, an increase in remote and hybrid working arrangements, and a continuation of this trend could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy rates, rental rates and property values. Real estate values are also affected by such factors as governmental regulations (including those governing usage, improvements, zoning, and taxes), interest rate levels, the availability of financing, and potential liability under changing environmental and other laws. Of particular concern may be those mortgaged properties which are, or have been, the site of manufacturing, industrial, or disposal activities. Such environmental risks may cause a diminution in the value of property (including real property securing our investment) or a liability for cleanup costs or other remedial actions, which could exceed the value of such property or the principal balance of the related investment. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring a liability for remedial actions. In the event of any default under a commercial mortgage loan held by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could materially and adversely affect us.

We have acquired and may continue to acquire second lien mortgage loans, which pose additional risks for us.

We have acquired and may continue to acquire second lien mortgage loans. A second lien mortgage loan is a residential mortgage loan that is subordinate to the primary or first lien mortgage loan on a residential property. In the event of a default or a bankruptcy of the borrower, the second lien mortgage loan will not receive payment until the first lien mortgage loan is fully paid, resulting in a higher likelihood that we will be subject to losses on such second lien mortgage loan. As a result, we may not recover all or a significant part of our investment, which could result in losses and have a material adverse effect on us.

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

•B-Notes. We may acquire B-Notes that are subordinated in right of payment to an A-Note, which is a senior interest in such loan. The B-Notes may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses. If a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. B-Notes are not as liquid as some forms of debt instruments and, as a result, we may be unable to dispose of performing, underperforming or non-performing B-Note investments. The higher risks associated with our subordinate position in such investment could subject us to increased risk of losses, which could materially and adversely affect us.

We may invest in residential bridge loans, which would expose us to the risk that the borrower of such loan may not be able to sell the property on attractive terms or at all once the property has been re-developed, which may materially and adversely affect us.

We may invest in residential bridge loans, which are particularly illiquid investments due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As these loans provide borrowers with short-term capital typically in connection with the acquisition and re-development of a single family or multi-family residence, with a view to the borrower selling the property, there is a risk that a borrower may not be able to sell the property on attractive terms or at all once the property has been re-developed. Moreover, the borrower may experience difficulty in completing the re-development of the property on schedule or at all, whether as a result of cost over-runs, construction-related delays, or other issues, which may result in delays selling the property or an inability to sell the property at all. Since the borrower would typically use the proceeds of the sale of the property to repay the bridge loan, if any of the foregoing events were to occur, the borrower may be unable to repay its loan on a timely basis or at all, which may materially and adversely affect us.

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

Additionally, we have engaged, and intend to continue to engage, in securitizations to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets that will be subject to the U.S. Risk Retention Rules. Securitizations for which we act as “sponsor” (as defined in the U.S. Risk Retention Rules), and / or have previously acted as co-sponsor and were selected to be the party obligated to comply with the U.S. Risk Retention Rules, require us (or a “majority-owned affiliate” within the meaning of the U.S. Risk Retention Rules) to retain a 5% interest in the related securitization issuing entity (the “Risk Retention Securities”). The Risk Retention Securities are required to be (1) a first loss residual interest in the issuing entity representing 5% of the fair value of the securities and other interests issued as part of the securitization transaction (a “horizontal slice”), (2) 5% of each class of the securities and other interests issued as part of the securitization transaction (a “vertical slice”) or (3) a combination of a horizontal slice and a vertical slice that, in the aggregate, represents 5% of the transaction. Regardless of the form of risk retention selected, we or a majority-owned affiliate will be required to hold the Risk Retention Securities until the end of the time period required under the U.S. Risk Retention Rules (i.e., the respective risk retention holding period). We are or will be, as the case may be, generally prohibited from hedging the credit risk of the Risk Retention Securities or from financing the Risk Retention Securities except on a “full recourse” basis in accordance with the U.S. Risk Retention Rules. Accordingly, some of our securitizations require, or in the case of certain future securitizations, will require us to hold Risk Retention Securities for an extended period and contribute to the lack of liquidity in our assets, which may have a material adverse effect on us. In addition, in certain cases, we have also covenanted to retain an interest, and to take certain other action, with respect to such securitizations for purposes of the EU/UK Securitization Rules, and we may covenant to retain an interest, and to take certain other action, with respect to certain future securitizations for purposes of the EU/UK Securitization Rules; and, in each case, this has subjected us, or will subject us, to certain risks, including risks similar to those that arise under the U.S. Risk Retention Rules.

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

We commenced operations, and began investing in non-QM loans and other target assets, in 2018. As a result, we have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all. Our results of operations depend on several factors, including the availability of opportunities to acquire non-QM loans and other target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and general economic conditions. Additionally, our results of operations depend on executing our strategy of making credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak Mortgage Lending, but there can be no assurance that we will be able to acquire such loans from Angel Oak Mortgage Lending on favorable terms or at all.

We are subject to risks associated with pandemics or other public health crises, which could materially and adversely affect us.

We are subject to risks associated with pandemics or other public health crises, including the COVID-19 pandemic. While many countries around the world have removed the restrictions taken in response to the COVID-19 pandemic and the negative impacts of COVID-19 have significantly improved, the emergence of new variants of COVID-19 or another pandemic or other public health crisis may result in new preventive measures taken by governmental authorities or others to alleviate the crisis, such as mandatory business closures, quarantines and restrictions on travel. Any such measures could adversely impact the economy globally or locally, including by leading to further economic slowdowns and additional volatility and disruption of financial markets. Our operations and financial performance could be materially and adversely impacted as the result of the future emergence of new variants of COVID-19, or another pandemic or other public health crisis, and any related shutdowns or other significant business disruptions. The scope and duration of any future pandemic or other public health crisis, the pace at which government and other restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global or local markets recover from any such disruptions caused by such a public health crisis, and the impact of these factors on us would depend on future developments that would be highly uncertain and unpredictable.

To the extent any future pandemic or other public health crisis adversely affects economic conditions and our operations, it could also have the effect of heightening other risks described in this “Item 1A. Risk Factors.”

We may change our strategy, investment guidelines, hedging strategy, asset allocation, operational, and management policies without notice or stockholder consent, which could materially and adversely affect us.

Our Board of Directors has the authority to change our strategy, investment guidelines, hedging strategy, asset allocation, operational, and management policies at any time without notice to or consent from our stockholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier or less accretive than, the investments described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to real estate values, interest rates, and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this Annual Report on Form 10-K, which could materially and adversely affect us.

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

We rely on external third-party servicers to service our investments, including the collection of all interest and principal payments on the loans in our portfolio and to perform loss mitigation services. If our third-party servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be less likely to make these payments, which could result in a higher frequency of default. The failure of our third-party servicers to effectively service our mortgage loan investments could negatively impact the value of such investments and our performance, which would materially and adversely affect us.

In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of our mortgage loans or loans underlying our investments. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, laws may delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the loan. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party servicers, including mortgage servicers, do not perform as expected, it may materially and adversely affect us.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

There continues to be uncertainty regarding the timing and ability of servicers to remove delinquent borrowers from their homes~~,~~ so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the residential mortgage loans or other assets. Since the 2008 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures), mortgage servicers have historically had difficulty, and may continue to have difficulty, furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside a servicer’s control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in residential mortgage loans, including non-QM loans, and in other target assets. Additionally, a servicer’s failure to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and residential mortgage loans, and have a material adverse effect on us.

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

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily sourced from Angel Oak Mortgage Lending, Angel Oak Mortgage Lending has no obligation to sell non-QM loans and other target assets to us and, as a result, we may need to acquire non-QM loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring non-QM loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by Angel Oak, including with respect to loans originated by Angel Oak Mortgage Lending.

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

Since 2008, Fannie Mae and Freddie Mac have been in conservatorship, with their primary regulator, the Federal Housing Finance Agency, acting as conservator. While Fannie Mae and Freddie Mac currently act as the primary sources of liquidity in the residential mortgage markets, both by purchasing mortgage loans for their own portfolios and by guaranteeing mortgage-backed securities, the U.S. Government may enact structural changes to one or more of the GSEs, including privatization, consolidation and/or a reduction in the ability of GSEs to purchase mortgage loans or guarantee mortgage obligations. We cannot predict if, when or how the conservatorships will end, or what associated changes (if any) may be made to the structure, mandate or overall business practices of either of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form and whether they will continue to meet their guarantees and other obligations. A substantial reduction in mortgage purchasing activity by the GSEs could result in increased volatility in the residential housing market.

Certain actions by the U.S. Federal Reserve could materially and adversely affect us.

Changing benchmark interest rates, and the U.S. Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed-income and mortgage finance markets in ways that could adversely affect the value of, and returns on, our investments, which could materially and adversely affect us. Statements by the U.S. Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that adversely affect our investments. Over the past few years, statements made by the Chair and other members of the U.S. Federal Reserve Board and by other U.S. Federal Reserve officials regarding the U.S. economy, future economic growth, the U.S. Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans and, more generally, the fixed-income markets. In addition, recently the U.S. Federal Reserve Board has raised, and may continue to raise, certain benchmark interest rates in an effort to curb inflation. These statements and actions of the U.S. Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed-income instruments.

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

Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results

When we acquire or originate real estate mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We and our Manager may share this information with third parties, such as loan sub-servicers, outside vendors, third parties interested in acquiring such loans from us, or lenders extending credit to us collateralized by such loans. We have acquired more than 8,000 residential mortgage loans since 2018.

While our Manager has security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, “phishing” attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our Manager and its employees, independent contractors, or others working with us or on our behalf. Our and our Manager’s servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our or our Manager’s computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our or our Manager’s data, including other confidential business information. We and our Manager have developed our cybersecurity systems and processes that are intended to protect this type of data and information; however, they may not be effective in preventing unauthorized access in the future. While past unauthorized access has been immaterial to our business and financial results, there can be no assurance of a similar result in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we, our Manager or third-parties and service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

Security breaches could also significantly damage our reputation with existing and prospective loan sellers, borrowers, and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on the internet and our or our Affiliates use of web-based product offerings and on the use of cybersecurity.

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

At any time, U.S. federal, state, local, or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, the Dodd-Frank Act significantly revised many financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions have become or will become effective following rule-making and transition periods, but many of these changes could materially impact the profitability of our business or the business of Angel Oak, including our Manager, our access to financing or capital, and the value of the assets that we hold, and could expose us to additional costs, require changes to business practices or otherwise materially and adversely affect us. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes regulation on the over-the-counter (“OTC”) derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of certain of these changes, we and our Manager are subject to a complex regulatory framework, and are incurring and will in the future incur costs to comply with new or existing requirements as well as to monitor compliance.

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

Most of our investments are, and we expect they will continue to be, held by our operating partnership's wholly-owned or majority-owned subsidiaries and that most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in [the business of] . . . purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the SEC staff, generally requires that at least 55% of a subsidiary's portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusion provided by Section 3(c)(5)(C), we classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. Although we intend to monitor our portfolio on a regular basis, there can be no assurance that we will be able to maintain this exclusion from registration for each of these subsidiaries. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets, which could materially and adversely affect us.

The SEC has periodically solicited public comment on a wide range of issues relating to the Section 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC or its staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen.

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

In the future, we may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

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

Risks Related to Our Financing and Hedging

Our significant debt subjects us to increased risk of loss, and our charter and bylaws contain no limitation on the amount of debt we may incur.

As of December 31, 2023, we had approximately $484.3 million of debt outstanding, including approximately $290.6 million outstanding under various uncommitted loan financing lines with a combination of multinational and global money center banks, which permitted borrowings in an aggregate amount of up to $1.1 billion as of December 31, 2023; and approximately $193.7 million outstanding under short-term repurchase facilities. Our charter, bylaws and investment guidelines contain no limitation on the amount of debt we may incur, and our Manager has the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes.

Our substantial indebtedness and any future indebtedness we incur subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal and interest on our debt, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (3) the loss of some or all of our collateral assets to foreclosure or sale;

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

In addition, our substantial indebtedness could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital and general corporate purposes. Our liquidity needs vary significantly from time to time and may be affected by general economic conditions, industry trends, performance and many other factors outside our control. There can be no assurance that our leverage strategy will be successful, and our leverage strategy may cause us to incur significant losses, which could materially and adversely affect us.

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

We expect to continue to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. Upon accumulating an appropriate amount of assets, we expect to continue to finance a substantial portion of our mortgage loans utilizing fixed rate term securitization funding that provides long-term financing for our mortgage loans and locks in our cost of funding, regardless of future interest rate movements, but also exposes us to the risk of first loss. Our ability to continue to obtain permanent non-recourse financing through securitizations is affected by a number of factors, including:

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

The Dodd-Frank Act imposed significant changes to the legal and regulatory framework applicable to the asset-backed securities markets and securitizations, directing various U.S. federal regulators to engage in rule-making actions aimed at dramatically reforming regulation of U.S. financial markets. Included among those changes were the adoption of several rules by the SEC as part of Regulation AB II, which set forth disclosure requirements for securitization transactions, and the joint establishment of the U.S. Risk Retention Rules by a group of U.S. federal regulators, which require that the sponsors of securitizations (or their “majority-owned affiliates,” as defined under Regulation RR) retain a minimum of 5% of the credit risk of the assets collateralizing any securitization transaction they bring to market, subject to certain exemptions and exclusions. While many of the rule-makings required by the Dodd-Frank Act have been finalized and are either effective or pending effectiveness, others remain to be finalized or even proposed. Further, many of the rules that have been finalized have been subject to modification or interpretation since their effective date, oftentimes in order to clarify ambiguities present in the final rules. Accordingly, it is difficult to predict with certainty how the Dodd-Frank Act and the other regulations that have been proposed, finalized or recently implemented will affect our ability to execute securitizations.

In addition to the Dodd-Frank Act, its related rules and Regulation AB II, other U.S. federal or state laws and regulations that could affect our ability to execute securitization transactions may be proposed, enacted, modified or implemented. In addition, the securitization industry continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. These laws and regulations and changes to securitization practices could alter the structure of securitizations in the future, could pose additional risks to our participation in future securitizations or effectively preclude us from executing securitization transactions, could delay our execution of these types of transactions, or could reduce the returns we would otherwise expect to earn from executing securitization transactions.

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

A number of factors may determine whether a securitization transaction that we execute or participate in is profitable. One such factor is the price at which we acquire the mortgage loans that we intend to securitize, which may be impacted by, among other things, the level of competition in the marketplace or the relative desirability to originators, including Angel Oak Mortgage Lending, of retaining mortgage loans as investments versus selling them to third parties such as us. See “— Risks Related to Our Relationship with Our Manager — We rely on Angel Oak Mortgage Lending to source non-QM loans and other target assets for acquisition by us and they are under no contractual obligation to sell to us any loans that they originate.” Another factor that impacts the profitability of a securitization transaction is the cost of the short-term debt used to finance our holdings of mortgage loans after acquisition and prior to securitization. This cost may vary depending on the availability of short-term financing, interest rates, the duration of the financing, and the extent to which third parties are willing to provide such financing. Additionally, the value of mortgage loans held by us prior to securitization may vary over the course of the holding period due to changes in interest rates or the credit quality of the mortgage loans. To the extent we seek to hedge against interest rate fluctuations that affect loan value, the cost of any hedging transaction will decrease returns on the respective securitization transaction. The price that investors pay for securities issued in our securitization transactions will also significantly affect our profitability margin. Additionally, in effecting securitization transactions, we may incur transaction costs or may incur or be required to make reserves for any liability in connection with executing a transaction, and such costs can also reduce the profitability of a transaction. Furthermore, in the securitization transactions we participate in, we make certain representations and warranties about the underlying mortgage loans that we intend to securitize and we assume the obligation to repurchase or replace those mortgage loans in certain circumstances if those representations or warranties are untrue. If we are required to repurchase or replace such mortgage loans, it may impact our ability to profitably execute securitizations of mortgage loans. To the extent that we are not able to profitably execute securitizations of mortgage loans, we could be materially and adversely affected.

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

In connection with our securitizations of mortgage loans into “real estate mortgage investment conduit” (“REMIC”) securities backed by mortgage loans or other assets (“REMIC Certificates”), (1) our TRS will sell a substantial portion of the loans it purchases from Angel Oak Mortgage Lending or unaffiliated third parties to an AOMT securitization vehicle; (2) we or another affiliate will be expected to purchase one or more tranches of the REMIC Certificates issued by such AOMT securitization vehicle, including any securities required to be retained pursuant to the U.S. Risk Retention Rules; (3) our TRS will make certain representations and warranties about the underlying assets and assume the obligation to repurchase or replace those assets in certain circumstances if those representations or warranties are untrue; and/or (4) in circumstances where Angel Oak Mortgage Lending has made certain representations and warranties about the underlying assets, our TRS and/or we will guarantee the obligations of certain of the entities included in Angel Oak Mortgage Lending to repurchase or replace those assets in certain cases if the representations or warranties made by Angel Oak Mortgage Lending about those assets are untrue or if certain covenants made regarding the servicing of those assets by Angel Oak Mortgage Lending are breached and, in any case, the related Angel Oak Mortgage Lending entity does not repurchase or replace the assets itself. In such event, we will be contractually obligated to repurchase loans at a price that may exceed their market value at the time that they are subject to our repurchase obligation. Additionally, a guarantee of the obligations of ours or any of our subsidiaries under any agreements we enter into in connection with a securitization may be required from us.

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

We expect to continue to use loan financing lines to finance the acquisition and accumulation of mortgage loans or other mortgage-related assets pending their eventual securitization. Loan financing lines involve either the sale of a loan by us and our agreement to repurchase the loan at a specified time and price (thereby financing our acquisition of such loan) or the purchase by us of a loan with an agreement to resell it to the seller at a specified time and price. Such transactions afford an opportunity for us to invest temporarily available cash or to leverage our assets. If the counterparty to a loan financing line to whom a loan is sold should default, as a result of bankruptcy or otherwise, we could experience delays in liquidating the underlying loan, resulting in a lack of access to income on the underlying loan during this period and expenses in our enforcement of our rights. Ultimately, we may not be able to recover the loans sold, which could result in a loss to us if the value of such loans has increased over their repurchase price. If we act as the purchaser under a loan financing line, a risk exists that the seller will not pay to us the agreed upon sum on the delivery date at which point we would generally be entitled to sell the relevant loans that we purchased. However, if the value of such loans has declined, then we may be unable to recover the full repurchase price and this could materially and adversely affect us.

Our lenders and our derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.

Our loan financing lines and derivative contracts, such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts or options, may allow our lenders and derivative counterparties, as the case may be, to varying degrees, to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we may be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could materially and adversely affect us. We have received, and may in the future receive, margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one loan financing line or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger “cross defaults” on other such agreements. A significant increase in margin calls could materially and adversely affect us, and could increase our risk of insolvency.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Recently, there has been a significant rise in inflation and the U.S. Federal Reserve Board has raised, and may continue to raise, interest rates in an effort to curb inflation. These increases in interest rates and inflation have led, and may continue to lead, to economic volatility, increased borrowing costs, price increases and risks of recession.

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

As of December 31, 2023, we had approximately $484.3 million of recourse debt outstanding, all of which bears interest at a floating rate. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we have utilized, and in the future expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. Hedging may fail to protect or could adversely affect us because, among other things:

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

Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we expect to continue to utilize various derivative instruments and other hedging instruments to mitigate interest rate risk, credit risk, and other risks. For example, we may opportunistically enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, index swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. However, it is not possible to fully hedge all of the risks associated with our investments. Furthermore, certain hedging transactions could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges, which may result in an economic loss. These economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could materially and adversely affect us.

To the extent that any hedging strategy involves the use of OTC derivatives transactions, such a strategy would be affected by various regulations adopted pursuant to the Dodd-Frank Act. OTC derivative dealers are required to register with the U.S. Commodity Futures Trading Commission (the “CFTC”) and/or the SEC. Registered swap and security-based swap dealers are subject to minimum capital and margin requirements and business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements further increase the overall costs for OTC derivative dealers, which may be passed along to market participants as market changes continue to be implemented.

Although the Dodd-Frank Act required many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, not all of our derivative transactions will be subject to the clearing requirements. The “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments to be purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. While the Dodd-Frank Act is intended to bring more stability and lower counterparty risk to the derivatives market by requiring central clearing of certain standardized derivatives trades, not all of our trades are or will be subject to a clearing requirement because the trades are grandfathered or because they are bespoke, or because they are within a class that is not currently subject to mandatory clearing. Furthermore, it is yet to be seen whether the Dodd-Frank Act will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

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

The enforceability of swap agreements underlying hedging transactions may depend on compliance with applicable derivatives regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen the oversight of derivatives contracts, including swap agreements and futures contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect us. In particular, the Dodd-Frank Act requires many swap agreements to be executed on a regulated exchange and cleared through a central clearinghouse, which may result in increased margin requirements and costs. Regulators have also recently required swap dealers to collect margin on the uncleared swap transactions that they enter into with financial entities such as mortgage REITs, thereby potentially also increasing our costs. Furthermore, unless it satisfies the criteria for no-action relief from the CFTC’s commodity pool operator registration rules, a mortgage REIT that enters into derivatives transactions, including swap agreements and futures contracts, may be considered to be a regulated commodity pool that is required to be operated by a registered or exempt “commodity pool operator.” Although we believe we satisfy the criteria for this no-action relief, there can be no assurance that we will continue to do so or that such no-action relief will continue to be available. If such no-action relief becomes unavailable for any reason, we would need to seek to obtain an alternative exemption from registration for our Manager, which is currently not registered as a commodity pool operator with the CFTC, and we may become subject to additional compliance, disclosure, recordkeeping and reporting requirements, which may increase our costs and materially and adversely affect us.

Risks Related to Our Organizational Structure

Our significant stockholders and their respective affiliates have significant influence over us and their actions might not be in your best interest as a stockholder.

Two of our stockholders, NHTV Atlanta Holdings LP (the “MS Entity”), an affiliate of Morgan Stanley & Co. LLC, and Xylem Finance LLC (the “DK Entity”), an affiliate of Davidson Kempner Capital Management LP, each beneficially own over 10% of our outstanding common stock. As a result, each of the MS Entity and the DK Entity has significant influence in the election of our directors, who exercise overall supervision and control over us and our subsidiaries.

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

The influence exerted by these stockholders over our business and affairs might not be consistent with the best interests of our stockholders and their receipt of a share of the fees received by our Manager under the Management Agreement may result in their interests not being aligned with the interests of other stockholders. In addition, this concentration of voting control and influence may have the effect of delaying, deferring or preventing a transaction or change in control of us which might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in their best interests.

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

As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter or that might exist with other companies, which could limit our stockholders’ recourse in the event of actions not in their best interests.

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

As a result, our directors and officers who are also officers, directors, employees, agents, partners, managers, members, or stockholders of Angel Oak may compete with us for investments or other business opportunities and we and our stockholders may have more limited rights against our directors and officers than might otherwise exist, which might limit our stockholders recourse in the event of actions not in their best interests.

The ownership limits in our charter may discourage a takeover or business combination that may have benefited our stock.

Due to limitations on the concentration of ownership of REIT stock imposed by the Code, and subject to certain exceptions, our charter provides that no person may beneficially or constructively own (1) shares of common stock in excess of 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or (2) shares of stock in excess of 9.8% in value of the outstanding shares of our stock. These and other restrictions on ownership and transfer of our shares contained in our charter may discourage a change in control of our company and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease their ability to sell shares of our common stock.

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

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any distributions we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, stockholders’ claims are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of partners in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, and our operating partnership or any future partner thereof. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, our wholly-owned subsidiary, Angel Oak Mortgage OP GP, LLC, as the general partner of our operating partnership, has fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. The fiduciary duties and obligations of the general partner and its limited partners may come into conflict with the duties of our directors and officers to our company.

Under the terms of the partnership agreement of our operating partnership, if there is a conflict between the interests of our stockholders and any limited partners, the general partner will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any limited partners; provided that at such times as we own a controlling economic interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any limited partners shall be resolved in favor of our stockholders.

The partnership agreement also provides that the general partner will not be liable to our operating partnership, its partners or any other person bound by the partnership agreement for monetary damages for losses sustained, liabilities incurred or benefits not derived by our operating partnership or any limited partner, except for liability due to the general partner’s intentional harm or gross negligence. Moreover, the partnership agreement provides that our operating partnership is required to indemnify the general partner or any affiliate of the general partner or any of their respective trustees, directors, officers, stockholders, partners, members, employees, representatives or agents, and officers, employees, representatives or agents of our operating partnership and other persons that the general partner may designate from time to time, in its sole and absolute discretion, against any and all losses, claims, damages, liabilities, joint or several, expenses (including attorneys’ fees and other legal fees and expenses), judgments, fines, settlements, and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of our operating partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active or deliberate dishonesty, (2) for any loss resulting from any transaction for which the indemnified party actually received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reason to believe that the act or omission was unlawful.

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

For any taxable year that we fail to qualify as a REIT, we would be subject to U.S. federal income tax at the regular corporate rate and would not be entitled to deduct dividends paid to our stockholders from our taxable income. In addition, we could possibly be subject to the corporate alternative minimum tax and the 1% excise tax on stock repurchases (and certain economically similar transactions). Consequently, our net assets and distributions to our stockholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for four taxable years following the year during which we lost the qualification.

Even as a REIT, we may face tax liabilities that reduce our cash flow.

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

We intend that any property the sale or disposition of which could give rise to a “prohibited transaction” tax, including the sale of mortgage loans in connection with the issuance of REMIC Certificates or the sale of REMIC Certificates themselves, will be sold through a TRS with the consequence that any gain realized in such a sale or disposition will be subject to U.S. federal income tax at the regular corporate rate. Because the sale of mortgage loans in connection with the issuance of REMIC Certificates or the sale of REMIC Certificates represents a significant portion of our business activities, we may hold a substantial amount of our assets in one or more TRSs that are subject to corporate income tax on its earnings (including potentially a 15% alternative minimum tax (“AMT”) on the adjusted financial statement income (“AFSI”) of TRSs whose three-year average AFSI exceeds $1 billion), which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our stockholders.

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

While we do not intend to distribute EII to our stockholders, and intend to hold any REMIC residual interests that give rise to EII through a TRS and to retain, and to pay corporate income tax on, EII from TMPs, there can be no assurance that we will be able to do so in all situations and that our stockholders will not receive distributions of EII. Additionally, the manner in which EII is calculated, or would be distributed to stockholders, is unclear under current law, and shareholders may be required to take into account EII or the amount taken into account by one or more shareholders could be significantly increased if the IRS were to successfully challenge our method of calculating EII. If EII is distributed by us, a stockholder's share of such EII (1) cannot be offset by any net operating losses otherwise available to such stockholder, (2) is generally subject to tax as unrelated business taxable income (“UBTI”) in the hands of stockholders that are otherwise generally exempt from U.S. federal income tax but are subject to UBTI taxation, and (3) results in the application of U.S. federal income tax withholding at the maximum rate, without reduction under any otherwise applicable income tax treaty or other exemption, to the extent distributed to non-U.S. stockholders that are not agencies or instrumentalities of a foreign government. To the extent that EII is allocable to tax-exempt stockholders that are not subject to UBTI (such as domestic or foreign government entities or public pension funds), we would incur a corporate-level tax on such income, and, in that case, we may reduce the amount of distributions to those stockholders that gave rise to the tax.

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

The REIT provisions of the Code limit the ability of a REIT to hedge its liabilities. Any income from a hedging transaction we enter into either (i) to manage risk of interest rate or price changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and provided that, in each case, the applicable hedging instrument is properly identified under applicable U.S. Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that a REIT enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities (because the TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise incur.

General Risk Factors

Future sales of shares of our common stock or other securities convertible into shares of our common stock could cause the market value of shares of our common stock to decline and could result in dilution of existing shares.

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

In the future, we may attempt to increase our capital resources by making offerings of debt securities (or causing our operating partnership to issue debt securities) or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, our preferred stock, if issued, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Any preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market price of shares of our common stock and diluting their stock holdings in us.

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

The absence of affordable insurance coverage for these types of events may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the borrowers and/or properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

The obligations associated with being a public company require significant resources and attention from our Manager’s senior management team.

As a public company with listed equity securities, we are required to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting. In addition, Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting and, beginning with this Annual Report on Form 10-K now that we are a Smaller Reporting Company and an accelerated filer, have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. We cannot be certain if the scaled SEC reporting options available to Smaller Reporting Companies will make our common stock less attractive to investors, which could make the market price and trading volume of shares of our common stock be more volatile and decline significantly.

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

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Risk Management and Strategy

Angel Oak Capital, an affiliate of our Manager, has engaged a third-party managed information technology service provider (the “IT Service Provider”), to serve as Angel Oak Capital’s dedicated information technology manager. We have no employees and are externally managed by our Manager, an affiliate of Angel Oak Capital, and as such rely on our Manager for the implementation and execution of our risk management program, and, as it pertains to the assessment, identification, and management of material risks from cybersecurity threats, our Manager relies on the IT Servicer Provider. As an affiliate of Angel Oak Capital, our Manager is subject to and participates in the cybersecurity policies and procedures of Angel Oak Capital. The IT Service Provider provides Angel Oak Capital a system and organization controls report on itself consistent with SOC 2® as part of annual reviews of the IT Service Provider.

As part of its overall enterprise risk management program, Angel Oak Capital has developed an information security framework (the “Cybersecurity Program”). The purpose of the Cybersecurity Program is to mitigate the risks associated with unauthorized attempts to access Angel Oak Capital’s (including our) network for unintended purposes. The Cybersecurity Program is used to assess and understand risks involving information systems and to provide controls and procedures for mitigating those risks and promptly responding to cybersecurity threats and incidents.

The IT Service Provider has implemented processes and procedures to assess, identify, manage and protect against material risks from cybersecurity threats including 24/7 network monitoring, ongoing vulnerability and penetration assessments, and employee security awareness training.

The IT Service Provider provides Angel Oak Capital with regularly scheduled status reports, including summaries of vulnerabilities, any cybersecurity threats or incidents and the status of responses, and meets with Angel Oak Capital’s Chief Operating Officer and Angel Oak Capital’s Head of Information Technology (the “Head of IT”) on a regular basis to review the reports and the IT Service Provider’s services.

In addition, the IT Service Provider and Angel Oak Capital have established a notification and escalation framework, based on the severity of a cybersecurity threat or incident, to determine when and to whom the IT Service Provider will provide notifications regarding cybersecurity threats or incidents. The framework includes notification to the Head of IT. Depending on their nature, incidents may also be reported to members of our management, the Audit Committee of our Board of Directors and to our full Board of Directors, as appropriate. In addition to its engagement of the IT Service Provider, we and/or Angel Oak Capital may engage other third parties, including auditors and consultants, to perform assessments or audits of our and/or its cybersecurity policies and procedures and/or to assist with the evaluation of a cybersecurity threat or incident, among other matters.

As of the date of this filing, we have not experienced any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, future threats or incidents could have a material impact on our business strategy, results of operations or financial condition. For a discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Company—“Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results” and “We are highly dependent on information systems, and system failures could significantly disrupt our business, which may, in turn, have a material adverse effect on us.”

We maintain a cybersecurity insurance policy to mitigate risks associated with cybersecurity incidents.

Governance

Our Board of Directors holds oversight responsibility over our risk management process, including material risks related to cybersecurity threats. Our Board of Directors administers this oversight function through its committees, including the Audit Committee and the Affiliated Transactions and Risk Committee. A key part of the Audit Committee’s responsibility is overseeing the cybersecurity program.

Certain representatives of Angel Oak Capital, including our Manager, periodically report to the Audit Committee as well as to the full Board of Directors, as appropriate, on cybersecurity matters, primarily through presentations by the Head of IT. Such reporting includes updates on the Cybersecurity Program as it impacts us, the reports and services provided by the IT Service Provider, the external threat environment, risk management strategies and any cybersecurity threats or incidents. Presentations to the Audit Committee or the full Board of Directors may also be provided from time to time by the IT Service Provider or another third party firm providing cybersecurity-related services for us or Angel Oak Capital, including our Manager, as deemed necessary or appropriate. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity.

In addition, the Cybersecurity Program provides for the notification and escalation of identified cybersecurity threats and incidents, with different severity thresholds triggering notification to different recipient groups, including, as appropriate, to members of our management, the Audit Committee and to our full Board of Directors. In the event we or Angel Oak Capital, including our Manager, experiences a cybersecurity incident that materially affects, or is reasonably likely to materially affect, us, members of our management and of our Manager would review the incident with the Audit Committee to consider whether and to what extent disclosure would be required under Item 1.05 of Form 8-K.

Item 2. Properties

As of December 31, 2023, we did not own any property. Our principal offices are located in space leased by an affiliate of our Manager at 3344 Peachtree Road Northeast, Suite 1725, Atlanta, Georgia 30326.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 17, 2021, our common stock began trading on the NYSE under the symbol “AOMR.” As of March 1, 2024, there were 17 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

There were no issuer purchases of equity securities made by us during the year ended December 31, 2023.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2023.

Item 6. Reserved

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

We are externally managed and advised by our Manager, Falcons I, LLC, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Mortgage Lending, an affiliated Angel Oak mortgage origination platform, is a market leader in non‑QM loan production and, as of December 31, 2023, had originated over $18.6 billion in total non‑QM loan volume since its inception in 2011.

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

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. Commencing with our taxable year ended December 31, 2019, we believe that we have been organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Code. Our qualification as a REIT, and maintenance of such qualification, depends on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the concentration of ownership of our stock. We also intend to operate our business in a manner that will allow us to maintain our exclusion from regulation as an investment company under the Investment Company Act. Our common stock commenced trading on the New York Stock Exchange on June 17, 2021.

We expect to derive our returns primarily from the difference between the interest we earn on loans we invest in and our cost of capital, as well as the returns from bonds, including risk retention securities, that are retained after securitizing the underlying loan collateral.

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

2023 saw the continuation of the federal funds rate increase cycle that began in March 2022, pushing the federal funds rate to its highest level since 2001 and driving uncertainty and apprehension across capital markets throughout the year. However, the Federal Reserve Bank (the “Fed”) has held the rate steady since raising it by 25 basis points in its July meeting, and the Fed has indicated that it is likely at the peak of the rate hike cycle, citing a decrease in inflation from 6.4% to 3.1% from the beginning to the end of 2023. This generated positive momentum in fixed income markets in the fourth quarter of 2023, with expectations for a more constructive environment in 2024. Analysts are currently working to determine the timing and extent to which the Fed will cut interest rates, with each release of updated key economic data impacting expectations.

Residential mortgage rates have begun to respond to expectations of potential rate cuts, and decreased by seventy (70) basis points in the fourth quarter of 2023 compared to the prior quarter. From an annual perspective, the average conforming 30-year mortgage rate with no points averaged approximately 6.61% as of the end of 2023, representing a net increase of approximately 19 basis points when compared to the end of 2022. Mortgage applications were suppressed over the course of the year, but appear to have begun to rebound in early 2024, suggesting that homebuyers are beginning to acclimate to a higher rate environment. However, an expectation of near-term decreases in mortgage rates could cause potential homebuyers to delay their purchase in anticipation of more favorable terms.

Two-year and five-year Treasury yields capped off a volatile year with overall decreases of (17) basis points and (16) basis points, respectively, compared to the end of 2022. Ending the year at 4.25%, the two-year Treasury saw a high of 5.22% and a low of 3.78% over the course of the year. Similarly, the five-year Treasury ended the year at 3.85% while observing a high of 4.96% and a low of 3.31% over the course of the year. These rates are key benchmarks for the valuation of our portfolio, and drove corresponding volatility in our asset pricing. The weighted average price of our residential whole loans portfolio increased by 5.79 percentage points versus the third quarter to 98.23% of par (including newly-originated loan purchases during the quarter), and increased 9.02 percentage points over the course of the year. Additionally, the weighted average coupon of our residential whole loans portfolio increased by 95 basis points versus the third quarter, and by 198 basis points versus the end of 2022, to 6.78% as of December 31, 2023. We expect to continue to purchase newly originated loans, which should continue to improve portfolio valuations and securitization execution.

Our investment performance

Net Interest Margin (“NIM”). We held fewer target assets over the course of 2023 as compared to 2022, thereby generating less interest income. Though our borrowings decreased as well, higher variable interest rates associated with our notes payable and repurchase financing facilities caused our interest expense to increase, compressing our NIM for 2023 as compared to 2022.

Net realized loss. Our net realized loss for the year ended December 31, 2023 was primarily driven by our participation in co-mingled securitizations with other Angel Oak entities (AOMT 2023-1, AOMT 2023-5, and AOMT 2023-7). Because these securitizations did not result in the consolidation of VIE entities, we recognized a loss on the sale of these loans; however, the realized losses were less than the previous period’s unrealized losses for these loans, which drove overall positive GAAP net income for these securitizations.

Net unrealized gain. Our net unrealized gain for the year ended December 31, 2023 was driven by a more positive macroeconomic backdrop in 2023 as compared to 2022 which drove increased valuations of our target assets, as well as the reversal of the unrealized loss (and thereby the recognition of net realized loss as discussed above) on the sale of residential mortgage loans into the AOMT 2023-1, AOMT 2023-5, and AOMT 2023-7 securitizations. Additionally, we purchased $222.7 million of newly-originated, market coupon loans during 2023, which generally saw an appreciation in value as of the end of the year. The comparable period of 2022 saw unrealized losses related to valuation of residential and securitized loans driven by historic interest rate increases and interest rate spread widening.

Whole loans and securitization activity

During the year ended December 31, 2023, we purchased $222.7 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 8.37%, weighted average loan-to-value of 70.1% and weighted average credit score of 754.

Subsequent to December 31, 2023, on March 12, 2024, we participated in AOMT 2024-3, an approximately $439.6 million scheduled principal balance securitization transaction backed by a pool of residential mortgage loans. We contributed loans with a scheduled principal balance of $48.7 million, with other Angel Oak entities contributing the remaining balance. We may strategically enter into similar securitizations with other Angel Oak entities in the future, and / or issue securitizations where we are the sole participant, as we did in 2023, 2022 and 2021, as further described below.

In January 2023, we participated in AOMT 2023-1, an approximately $580.0 million scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $241.3 million. On June 29, 2023, we issued AOMT 2023-4, securitizing a total of approximately $285.0 million on unpaid principal balance of seasoned non-QM mortgage loans. On August 22, 2023, we participated in AOMT 2023-5, an approximately $260.6 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled principal balance of approximately $93.8 million. On December 19, 2023, we participated in AOMT 2023-7, an approximately $397 million unpaid scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $42.0 million.

We issued AOMT 2023-4 as the sole participant in the securitization. As the primary beneficiary we have consolidated the AOMT 2023-4 securitization, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet as of the applicable balance sheet date.

AOMT 2023-1, AOMT 2023-5, and AOMT 2023-7 were securitization transactions entered into with other Angel Oak affiliates, for which we are not considered to be a "primary beneficiary" of the applicable securitization vehicle. Therefore, the bonds retained from these securitizations, as well as from our securitizations prior to 2021, are held on our consolidated balance sheets as of December 31, 2023 and December 31, 2022. We may strategically enter into similar securitization transactions in the future.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See Liquidity and Capital Resources, for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of December 31, 2023. Highlights of whole loan financing facilities activity over 2023 are as follows:

•During the year ended December 31, 2023, we maintained the same whole loan financing facility lender base as of December 31, 2022, with the exception of the expiration of an unused line of credit with a regional bank in the first quarter of 2023 and the repayment of Institutional Investors A and B in the first quarter of 2023
•In the fourth quarter of 2023, the Company extended its loan financing facility with Multinational Bank 1 through June 25, 2024.
•In the fourth quarter of 2023, the Company converted its loan financing facility with Global Investment Bank 3 from static pool financing to a revolving facility with mark to market features. The interest rate spread on this facility decreased to 2.00% and the economic interest rate hedging account requirement was eliminated. The advance rate for performing non-seasoned loans increased to 85%.
•Subsequent to December 31, 2023, the Company extended its loan financing facility with Global Investment Bank 2 through May 2, 2024.

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
We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the Management Agreement that we and our operating partnership entered into with our Manager upon the completion of our IPO on June 21, 2021. For information on the fees that are payable to our Manager under the Management Agreement, see Part II, Item 8, Note 12 – Related Party Transactions in our audited consolidated financial statements included in this Annual Report on Form 10-K.
Distributable Earnings were approximately $(28.1) million and $19.4 million for the years ended December 31, 2023 and 2022, respectively. The table below sets forth a reconciliation of net income allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	($ in thousands)
Net income (loss) allocable to common stockholders	$33,714	$(187,847)
Adjustments:
Net unrealized (gains) losses on trading securities	(484)	—
Net unrealized (gains) losses on derivatives	16,985	(13,054)
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(15,890)	67,401
Net unrealized (gains) losses on residential loans	(64,009)	146,347
Net unrealized (gains) losses on commercial loans	(91)	844
Non-cash equity compensation expense	1,689	5,753
Distributable Earnings	$(28,086)	$19,444

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total common stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	($ in thousands)
Distributable Earnings	$(28,086)	$19,444
Average total common stockholders’ equity	$240,524	$355,944
Distributable Earnings Return on Average Equity	(11.68)%	5.46%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of each quarter-end date of 2023 and as of December 31, 2022:

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
		(in thousands except for share and per share data)
Common stockholders’ equity	$256,106	$231,802	$232,676	$244,379	$236,479
Number of shares of common stock outstanding at period end	24,965,274	24,955,566	24,924,886	24,925,357	24,925,357
Book value per share of common stock	$10.26	$9.29	$9.34	$9.80	$9.49

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of each quarter-end date of 2023 and as of December 31, 2022:

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
		(in thousands except for share and per share data)
GAAP total common stockholders’ equity for book value per share of common stock	$256,106	$231,802	$232,676	$244,379	$236,479
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	81,942	97,592	95,326	89,284	90,348
Stockholders’ equity including economic book value adjustments	$338,048	$329,394	$328,002	$333,663	$326,827

Number of shares of common stock outstanding at period end	24,965,274	24,955,566	24,924,886	24,925,357	24,925,357
Book value per share of common stock	$10.26	$9.29	$9.34	$9.80	$9.49
Economic book value per share of common stock	$13.54	$13.20	$13.16	$13.39	$13.11

Results of Operations

Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

The following table sets forth a summary of our results of operations for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
INTEREST INCOME, NET
Interest income	$95,953	$115,544
Interest expense	67,052	63,024
NET INTEREST INCOME	28,901	52,520

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(37,526)	(8,717)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 3), and derivative contracts	63,489	(201,753)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	25,963	(210,470)

EXPENSES
Operating expenses	7,474	12,179
Operating expenses incurred with affiliate	2,105	3,096
Due diligence and transaction costs	310	1,376
Stock compensation	1,689	5,753
Securitization costs	2,484	3,137
Management fee incurred with affiliate	5,842	7,799
Total operating expenses	19,904	33,340

INCOME (LOSS) BEFORE INCOME TAXES	34,960	(191,290)
Income tax expense (benefit)	1,246	(3,457)
NET INCOME (LOSS)	33,714	(187,833)
Preferred dividends	—	(14)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$33,714	$(187,847)
Other comprehensive income (loss)	16,152	(24,127)
TOTAL COMPREHENSIVE INCOME (LOSS)	$49,866	$(211,974)

Net Interest Income

The following table sets forth the components of net interest income for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$23,951	$443,781	$51,634	$1,082,632
Residential mortgage loans in securitization trusts	54,494	1,128,332	48,022	1,004,632
Commercial mortgage loans	541	7,525	1,137	15,392
RMBS and Majority-Owned Affiliates	12,304	175,291	13,613	384,038
CMBS	1,315	6,434	778	8,886
U.S. Treasury Securities	1,462	39,001	8	46,153
Other interest income (1)	1,886	37,549	352	41,684
Total interest income	95,953		115,544
Interest expense
Notes payable	26,042	366,032	35,621	916,772
Non-recourse securitization obligation, collateralized by residential mortgage loans	36,638	1,080,156	25,654	967,787
Repurchase facilities	4,372	89,726	1,749	155,856
Total interest expense	67,052		63,024
Net interest income	$28,901		$52,520

(1)     Primarily comprised of interest received on cash deposits, including interest earned on margin cash collateral.

Net interest income for the years ended December 31, 2023 and 2022 was $28.9 million and $52.5 million, respectively. Net interest income decreased by approximately $23.6 million for the year ended December 31, 2023 as compared to 2022, primarily due to lower residential mortgage loan and RMBS asset balances, partially offset by increased interest income from residential mortgage loans in securitization trusts and U.S. Treasury Securities. Additionally, interest expense increased for the year ended December 31, 2023 as compared to 2022 due to increases in the floating interest rates associated with this debt despite lower notes payable and repurchase facility borrowings.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the years ended December 31, 2023 and 2022 are set forth as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Realized and unrealized gain (loss) on residential mortgage loans	$26,564	$(213,528)
Realized and unrealized gain (loss) on residential loans held in securitization trusts, net of non-recourse securitization obligation	13,031	(71,526)
Realized loss on RMBS	(2,152)	(10,820)
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	(16,458)	—
Realized loss on CMBS	(260)	(1,520)
Realized and unrealized gain (loss) on commercial mortgage loans	121	(1,296)
Unrealized appreciation (depreciation) on interest rate futures	(3,948)	2,939
Realized and unrealized gain (loss) on TBAs	3,486	17,411
Realized gain on interest rate futures	5,493	67,870
Realized and unrealized loss on U.S. Treasury Securities	86	—
Total realized and unrealized gains (losses), net	$25,963	$(210,470)

For the years ended December 31, 2023 and 2022, total realized and unrealized gains (losses), net, were a gain of $26.0 million and a loss of $210.5 million, respectively. For the year ended December 31, 2023, an increase in mark-to-market valuations on our portfolios of residential mortgage loans and loans in securitization trust were the primary drivers of the total unrealized gain, offset by realized and unrealized losses on whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”). Comparatively, for the year ended December 31, 2022, residential mortgage loan valuations decreased dramatically, driving the majority of the total realized and unrealized loss.
Expenses

Operating Expenses

For the years ended December 31, 2023 and 2022, our operating expenses were $7.5 million and $12.2 million, respectively. Our operating expenses decreased compared to the comparative period due to cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loans portfolios.

Due Diligence and Transaction Costs

For the years ended December 31, 2023 and 2022, our due diligence and transaction costs were $0.3 million and $1.4 million, respectively. Our due diligence and transaction expenses decreased over the comparative period as we negotiated improved pricing and purchased fewer whole loans in the year ended December 31, 2023 as compared to 2022.

Stock Compensation

For the years ended December 31, 2023 and 2022, our stock compensation expense was $1.7 million and $5.8 million, respectively. The primary driver of this decrease is a one-time expense resulting from the accelerated vesting of stock awards for our former Chief Executive Officer and President, due to his separation from the Company, in accordance with the Company’s Executive Severance and Change in Control Plan (the “Executive Severance Agreement”). Our restricted stock awards generally vest over one, three, or four years (depending on the tranche of award), commencing on the one year anniversary of the grant date.

Operating Expenses Incurred with Affiliate

For the years ended December 31, 2023 and 2022, our operating expenses incurred with affiliate were $2.1 million and $3.1 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased during the comparative period primarily due to the separation of our former Chief Executive Officer and President in 2022.

Securitization expenses

For the year ended December 31, 2023 and 2022, our securitization expenses were $2.5 million and $3.1 million, respectively. The expenses incurred during the year ended December 31, 2023 are related to the AOMT 2023-1, AOMT 2023-4, AOMT 2023-5, and AOMT 2023-7 securitizations. The securitization costs incurred for the comparable period in 2022 were associated with the AOMT 2022-1 and AOMT 2022-4 securitizations.

Management Fee Incurred with Affiliate

For the years ended December 31, 2023 and 2022, our management fee incurred with affiliate was $5.8 million and $7.8 million, respectively. The decrease is due to the decline in our average Equity (as defined in the Management Agreement) for the year ended December 31, 2023 as compared to the same period in 2022. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP, which has caused Equity (as defined in the Management Agreement) to decrease.

Income Taxes

During the year ended December 31, 2023, we recorded an income tax expense of approximately $1.2 million based on our income taxes arising from income associated with assets held in our TRS. During the year ended December 31, 2022, we incurred an income tax benefit of approximately $3.5 million based on an expectation of a potential recovery of income taxes arising from losses associated with assets held in our TRS.

Our Portfolio

As of December 31, 2023, our portfolio consisted of approximately $2.1 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of December 31, 2023:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$380,040	$290,610	$89,430	34.9%
Residential mortgage loans in securitization trust	1,221,067	1,169,154	51,913	20.3%
Total whole loan portfolio	$1,601,107	$1,459,764	$141,343	55.2%

Investment securities
RMBS	$472,058	$44,643	$427,415	166.9%
U.S. Treasury Securities	149,927	149,013	914	0.4%
Investment in Majority-Owned Affiliates	16,232	—	16,232	6.3%
Total investment securities	$638,217	$193,656	$444,561	173.6%

Total investment portfolio	$2,239,324	$1,653,420	$585,904	228.8%
Target assets (1)	$2,089,397	$1,653,420	$585,904	228.8%

Cash	$41,625	$—	$41,625	16.2%
Other assets and liabilities (2)	(371,423)	—	(371,423)	(145.0)%
Total	$1,909,526	$1,653,420	$256,106	100.0%
(1)     “Target assets” as defined by us excludes U.S. Treasury securities.

(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $392.0 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliates, which is considered a target asset. Additionally, other assets includes $5.2 million of commercial loans and $6.6 million of CMBS.

As of December 31, 2022, our portfolio consisted of approximately $2.9 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2022:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$770,982	$639,870	$131,112	55.4%
Residential mortgage loans in securitization trust	1,027,442	1,003,485	23,957	10.1%
Commercial mortgage loans	9,458	—	9,458	4.0%
Total whole loan portfolio	$1,807,882	$1,643,355	$164,527	69.50%

Investment securities
RMBS	$1,055,338	$52,544	$1,002,794	424.1%
CMBS	6,111	—	6,111	2.6%
Total investment securities	$1,061,449	$52,544	$1,008,905	426.7%

Total investment portfolio	$2,869,331	$1,695,899	$1,173,432	496.2%
Target assets (1)	$2,869,331	$1,695,899	$1,173,432	496.2%

Cash	$29,272	$—	$29,272	12.4%
Other assets and liabilities	(956,767)	—	(966,225)	(408.6)%
Total	$1,941,836	$1,695,899	$236,479	100.0%

(1) “Target assets” as presented above comprises the total investment portfolio, as there were no U.S. Treasury securities held as of     December 31, 2022.

(2) Other assets and liabilities presented is calculated as a net liability substantially comprised of $1.01 billion due to broker for our quarter-end purchase of certain Whole Pool Agency RMBS.

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$18 - $3,410	$492
Interest rate	2.99% - 12.50%	6.8%
Maturity date	9/27/2048 - 11/27/2063	December 2053
FICO score at loan origination	624 - 825	748
LTV at loan origination	9.00% - 90.00%	69.4%
DTI at loan origination	1.90% - 59.10%	30.9%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.9%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$59 - $3,441	$496
Interest rate	2.88% - 9.99%	4.8%
Maturity date	9/21/2036 - 6/20/2062	February 2053
FICO score at loan origination	575 - 823	737
LTV at loan origination	8.00% - 95.00%	70.0%
DTI at loan origination	1.20% - 59.10%	23.0%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.9%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2023:

350
300
250
200
150
100
50
0
# of Loans
<3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2022:

350
300
250
200
150
100
50
0
# of Loans
< 3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of December 31, 2023, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2023:

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2023. Numbers presented may not sum to 100% due to rounding.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2022, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2022:

Loans Made to Bank Statement Borrowers, 37%
Just Missed Prime, 37%
Investor Loans, 26%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2022. Numbers presented may not sum to 100% due to rounding

Residential Mortgage Loans Held in Securitization Trusts
The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2023:

($ in thousands)
UPB	$1,334,963
Fair Value	1,221,067
Number of loans	3,112
Weighted average loan coupon	4.7%
Average loan amount	$429
Weighted average LTV at loan origination and deal date	68.0%
Weighted average credit score at loan origination and deal date	742
Current 3-month constant prepayment rate (“CPR”) (1)	5.6%
Percentage of loans 90+ days delinquent (based on UPB)	1.0%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 4% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2023. Numbers presented may not sum to 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022:

($ in thousands)
UPB	$1,151,332
Fair Value	1,027,442
Number of loans	2,664
Weighted average loan coupon	4.72%
Average loan amount	434
Weighted average LTV at loan origination and deal date	69%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	5.0%
Percentage of loans 90+ days delinquent (based on UPB)	—%

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 4% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2022. Numbers presented may not sum 100% due to rounding.

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2023 and 2022 unless otherwise stated:

As of December 31, 2023	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations
	($ in thousands)
UPB of loans	$331,376	$167,028	$1,192,450
Number of loans	1197	512	2288
Weighted average loan coupon	6.90%	5.80%	5.30%
Average loan amount	$277	$326	$521
Weighted average LTV at loan origination and deal date	70%	74%	70%
Weighted average credit score at loan origination and deal date	707	720	733
Current 3-month CPR (1, 6)	14.3%	5.4%	4.3%
90+ day delinquency (as a % of UPB)	9.0%	3.0%	1.6%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.5%	1.1%	1.3%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	50.8%	74.1%	72.8%
Fair value of first loss piece (3,5,6)	$18,057	$21,389	$55,056
Investment thickness (4)	19.15%	18.57%	3.78%
(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.
(2) AOMT 2020-3 does not have LTV or Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimates”); accordingly, original LTV is used.
(3) Represents the fair value of the securities we hold in the first loss tranche in each securitization.

(4) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

(5) The fair value of the first loss pieces presented for AOMT 2023-1, AOMT 2023-5, and AOMT 2023-7 is the total at risk for the Majority-Owned Affiliates.

(6) AOMT 2023-5 reflects one-month CPR

As of December 31, 2022	AOMT 2019 Securitizations	AOMT 2020 Securitizations
	($ in thousands)
UPB of loans	$387,607	$189,763
Number of loans	1385	578
Weighted average loan coupon	6.80%	5.80%
Average loan amount	$280	$328
Weighted average LTV at loan origination and deal date	71%	74%
Weighted average credit score at loan origination and deal date	705	720
Current 3-month CPR (1)	14.10%	5.60%
90+ day delinquency (as a % of UPB)	8.40%	4.40%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.80%	1.90%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	53.00%	74.10%
Fair value of first loss piece (3)	$18,360	$20,106
Investment thickness (4)	18.35%	16.35%
(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.
(2)    AOMT 2020-3 does not have LTV or Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimates”); accordingly, original LTV is used.

(3)     Represents the fair value of the securities we hold in the first loss tranche in each securitization.

(4)     Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2023:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$10,972	$—	$10,972	$844	$—	$844	$10,119	$—	$10,119
Subordinate	55,665	—	55,665	19,812	—	19,812	35,845	—	$35,845
Interest only / excess	13,059	—	13,059	1,871	—	1,871	6,890	—	$6,890
Whole pool (2)	—	392,362	392,362	—	—	—	—	392,362	$392,362
Retained RMBS in VIEs (3)	—	—	—	22,116	—	22,116	(22,116)	—	$(22,116)
Subtotal	$79,696	$392,362	$472,058	$44,643	$—	$44,643	$30,738	$392,362	$423,100
Investment in Majority Owned Affiliates	$16,232	$—	$16,232	$—	$—	$—	$16,232	$—	$16,232
Total	$95,928	$392,362	$488,290	$44,643	$—	$44,643	$46,970	$392,362	$439,332

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of December 31, 2023 were purchased from a broker to whom the Company owes approximately $392.0 million, payable upon the settlement date of the trade. See Part II, Item 8, Note 7 — Due to Broker in our audited consolidated financial statements included in this Annual Report on Form 10-K.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $124.1 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2022:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$1,958	$—	$1,958	$1,470	$—	$1,470	$488	$—	$488
Subordinate	49,578	—	49,578	24,982	—	24,982	24,596	—	$24,596
Interest only / excess	10,424	—	10,424	1,506	—	1,506	8,918	—	$8,918
Whole pool (2)	—	993,378	993,378	—	—	—	—	993,378	$993,378
Retained RMBS in VIEs (3)	—	—	—	—	24,586	24,586	—	(24,586)	$(24,586)
Total	$61,960	$993,378	$1,055,338	$27,958	$24,586	$52,544	$34,002	$968,792	$1,002,794

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of December 31, 2022 were purchased from a broker to whom the Company owed approximately $1.0 billion, payable upon the settlement date of the trade. See Part II, Item 8, Note 7 — Due to Broker in our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2023:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338
Acquisitions:
Retained bonds received in securitizations	—	9,831	4,880	3,530	—	18,241
Third party securities	—	—	—	—	1,741,864	1,741,864
Effect of principal payments / called deals	—	(869)	—	—	(2,339,028)	(2,339,897)
IO and excess servicing prepayments	—	—	—	(1,396)	—	(1,396)
Changes in fair value, net	—	52	1,207	501	(3,852)	(2,092)
Ending fair value	$—	$10,972	$55,665	$13,059	$392,362	$472,058

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2022:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$3,076	$2,178	$90,350	$17,975	$372,055	$485,634
Acquisitions:
Third party securities	—	—	—	—	3,151,406	3,151,406
Effect of principal payments / called deals	(3,041)	(171)	(29,612)	(169)	(2,533,834)	(2,566,827)
IO and excess servicing prepayments	—	—	2,256	(21,256)	—	(19,000)
Changes in fair value, net	(35)	(49)	(13,416)	13,874	3,751	4,125
Ending fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2023)

No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2023. Numbers presented may not sum to 100% due to rounding.

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2022)

No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2022. Numbers presented may not sum to 100% due to rounding.

Commercial Mortgage Loans

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$239 - $3,161	$1,118
Interest rate	5.50% - 8.38%	6.24%
Loan term	26.25 - 28.08 years	27.61 years
LTV at loan origination	50.00% - 75.00%	58.10%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2022:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$242 - $4,300	$1,656
Interest rate	5.50% - 8.38%	7.03%
Loan term	0.42 - 27.18 years	7.68 years
LTV at loan origination	46.70% - 75.00%	50.90%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of December 31, 2023 and December 31, 2022 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2023:

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2022:

Numbers presented may not sum to 100% due to rounding.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	($ in thousands)
UPB of loans	$112,302	$122,432
Number of loans	145	160
Weighted average loan coupon	7.5%	7.4%
Average loan amount	$774	$765
Weighted average LTV at loan origination and deal date	56.2%	58.4%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	2,706	—	2,706	2,901	—	2,901
Interest only / excess	3,886	—	3,886	3,210	—	3,210
Total	$6,592	$—	$6,592	$6,111	$—	$6,111

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

Securitization transactions may either take the form of the issuance of securitized bonds or the sale of “real estate mortgage investment conduit” securities backed by mortgage loans or other assets, with the securitization proceeds being used in part to repay pre-existing loan financing lines and repurchase facilities. We have sponsored and participated in securitization transactions with other entities that are managed by Angel Oak, and may continue to do so in the future, along with sponsoring sole securitization transactions in which we are the sole participant and contributor.

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

Description of Existing Financing Arrangements

As of December 31, 2023, we were a party to three uncommitted loan financing lines for a total borrowing capacity in an aggregate amount of up to $1.1 billion. Borrowings under uncommitted loan financing lines may be used to purchase whole loans for eventual securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and restrictive covenants, as is usual and customary. As of December 31, 2023, the advance rates (when required) of our three active lenders ranged from 75% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included: (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or, if shorter, in the period from September 30, 2022 to the applicable date of determination, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as it relates to Global Investment Bank 3 as of such date of determination, (y) $10.0 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of December 31, 2023 was $10 million. Other restrictive covenants with which we were bound to comply during 2023 related to financing facilities which were terminated by us, and included additional requirements around GAAP net income and EBITDA.
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
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every six months for a maximum six-month term. On December 15, 2023, this master repurchase agreement was extended through June 25, 2024, unless terminated earlier pursuant to the terms of the master repurchase agreement.
The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread of, as of July 25, 2023, 2.10% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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

Multinational Bank 2 Loan Financing Facility. On September 20, 2021, we and one of our subsidiaries (the “Subsidiary”) entered into a $400.0 million repurchase facility with a multinational bank (“Multinational Bank 2”) through the execution of a Master Repurchase Agreement between the Subsidiary and Multinational Bank 2. This agreement was set to expire on September 20, 2022. On August 23, 2022, this agreement was extended to September 30, 2022, and on September 27, 2022, this agreement was extended to October 14, 2022, on which date it expired by its terms after being paid in full.
Global Investment Bank 1 Loan Financing Facility. On December 6, 2018, we and one of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 1”). This agreement expired in accordance with its terms on October 5, 2022.
Global Investment Bank 2 Loan Financing Facility. On February 13, 2020, we and our subsidiary entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”). We and our subsidiary are each considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Global Investment Bank 2. Pursuant to the agreement, we or our subsidiary may sell to Global Investment Bank 2, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement, as amended previously, was set to terminate on February 2, 2024. On January 19, 2023, the agreement was amended to terminate on May 2, 2024, unless terminated earlier pursuant to the terms of the agreement.
Effective as of the amendment executed on February 4, 2022, interest accrues on any outstanding balance under the master repurchase agreement at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month). Previously, interest accrued at a rate based on one-month LIBOR. Additionally, the agreement was also amended to remove any draw fees and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or the subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 2.20% to 3.45%.
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
Global Investment Bank 3 Loan Financing Facility. On October 24, 2018, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”) for which we serve as guarantor of our subsidiaries’ obligations. Our subsidiaries, are each considered a “Seller” under this agreement. Pursuant to the initial agreement (prior to December 19, 2022, as further described below), we or our subsidiary could sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans.
On December 19, 2022, the facility was amended to increase the facility limit up to $286.0 million by adding a static pool of additional mortgage loans to the facility and extended the termination date to December 19, 2023; however, it did not extend the revolving period, which ended on December 19, 2022. Additionally, the amendment generally removed “mark to market” provisions and required an economic interest rate hedging account (“interest rate futures account”) which account was for the benefit of Global Investment Bank 3 and under its sole control, subject to recoupment to meet hedging margin calls.

On November 7, 2023, the facility was amended converted from static pool financing to a revolving facility with “mark to market” features. The amendment also reduced the maximum borrowing capacity to $200.0 million, extend the termination date to November 7, 2024 and eliminated the interest rate futures account requirements. The base interest rate spread was reduced to 1.80% plus a 0.20% index spread adjustment for the first six (6) months of seasoning on this financing facility with an additional 0.25% increase following the first six (6) months. The advance rate for performing non-seasoned loans was increased to 85%.

Prior to December 19, 2022 and subsequent to November 7, 2023, the loan financing line was marked‑to‑market at fair value, where Global Investment Bank 3 retained the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner and was under no obligation to purchase the eligible mortgage loans we offered to sell to them. Further, the principal amount paid by Global Investment Bank 3 for each eligible mortgage loan prior to the December 19, 2022 amendment and subsequent to the November 7, 2023 amendment is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less.

On January 1, 2022, the facility was amended to transition the reference rate from a LIBOR-based index to Compounded SOFR Compounded SOFR is determined on a one-month basis and is defined as a daily rate as determined by Global Investment Bank 3 to be the “USD-SOFR-Compound” rate as defined in the International Swaps and Derivatives Association, Inc. definitions.
Prior to December 19, 2022 and subsequent to November 7, 2023, the agreement contained margin call provisions that provided Global Investment Bank 3 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under those provisions, Global Investment Bank 3 could require us or our subsidiary to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.
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
Pursuant to the agreement, interest accrued under the master repurchase agreement at a rate based on 1-month Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and a spread.
We and our subsidiary were also required to pay certain customary fees to Institutional Investors A and B, and to reimburse Institutional Investors A and B for certain costs and expenses incurred in connection with the agreement’s structuring, management, and administration.
Regional Bank 1 Loan Financing Facility. On December 21, 2018, we and our subsidiary entered into a master repurchase agreement with a regional bank (“Regional Bank 1”). This financing facility was substantially unused and expired by its terms on March 16, 2023.
Prior to this facility’s expiration, from time to time, we and one of our subsidiaries amended such master repurchase agreement with Regional Bank 1. We were considered a “Seller” under this agreement. Pursuant to the agreement, we or our subsidiary could sell to Regional Bank 1, and later repurchase, up to $75.0 million, and beginning March 8, 2022, provided that interest accrued on any new transactions under the loan financing line at a rate based on Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) plus an additional pricing spread.
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
The agreement required us to maintain various financial and other covenants similar to the financial covenants required by our active lenders, as described above, along with a GAAP income-based covenant. In addition, the agreement set forth events of default customary for this type of transaction. The remedies for such events of default were also customary for this type of transaction and included the acceleration of the principal amount outstanding under the agreement and Regional Bank 1’s right to liquidate the mortgage loans then subject to the agreement.

We and our subsidiary were also required to pay certain customary fees to Regional Bank 1 and to reimburse Regional Bank 1 for certain costs and expenses incurred in connection with its structuring, management, and administration of the agreement.
Regional Bank 2 Loan Financing Facility. On August 16, 2021, we and our subsidiaries entered into a non-mark-to-market $50.0 million committed financing facility with a regional bank (“Regional Bank 2”) through the execution of a Loan and Security Agreement and a Promissory Note. The Regional Bank 2 Financing Line was set to terminate, with amounts outstanding under the Regional Bank 2 Financing Line due to mature, on August 16, 2023, subject to certain exceptions. This agreement was paid in full on December 15, 2022 and voluntarily terminated by the Company on that date.
The following table sets forth the details of our financing lines as of each of December 31, 2023 and 2022:

		Interest Rate Pricing Spread	Drawn Amount
Line of Credit (Note Payable)	Base Interest Rate		December 31, 2023	December 31, 2022
		($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.10% - 2.25%	$206,183	352,038
Multinational Bank 2 (2)	1 month SOFR	1.95% - 2.00%	—	$—

Global Investment Bank 1 (3)	1 month or 3 month SOFR	1.70% - 3.50%	—	—
Global Investment Bank 2 (4)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (5)	Compound SOFR	2.00% - 4.50%	84,427	119,137

Institutional Investors A and B (6)	1 month Term SOFR	3.50%	—	168,695

Regional Bank 1 (7)	1 month SOFR	2.50% - 3.50%	—	—
Regional Bank 2 (8)	1 month SOFR	2.41%	—	—
Total			$290,610	$639,870
(1)     This loan financing facility expires on June 25, 2024.
(2)     This agreement expired by its terms on October 14, 2022, after being paid in full.

(3)     This agreement expired by its terms on October 5, 2022, after being paid in full.

(4)     On February 4, 2022, this facility was amended to extend the initial termination date of the master repurchase agreement from February 11, 2022 to February 2, 2024; remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or such subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a pricing spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a pricing spread of 2.00% - 3.25%. On January 19, 2024, this financing facility was extended through May 2, 2024.

(5)     On November 7, 2023, the agreement was extended to terminate on November 7, 2024 and was converted from static pool financing to a revolving facility with mark to market features. The amended facility has a maximum borrowing capacity of $200 million with an interest rate spread of 180 basis points plus a 20 basis point index spread adjustment for the first six (6) months of dwell time.

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

(7)     This agreement expired by its terms on March 16, 2023.

(8)     This agreement was paid in full on December 15, 2022 and voluntarily terminated by the Company.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2023:

Line of Credit (Note Payable)	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$206,183	$393,817
Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	84,427	115,573
Total	$1,050,000	$290,610	$759,390

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury Securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines.
The following table sets forth certain characteristics of our short-term repurchase facilities as of December 31, 2023 and 2022:

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Securities	$149,013	5.57%	10
RMBS (1)	$44,643	7.04%	16
Total	$193,656	5.91%	11

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS	52,544,000	6.07%	13
Total	$52,544,000	6.07%	13

(1)     A portion of repurchase debt outstanding as of December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Item 8, Note 5 — Investment Securities in our audited consolidated financial statements included in this Annual Report on Form 10-K.

The following table presents the amounts of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2022	477,422	272,282	477,422
Q2 2022	128,365	92,598	132,629
Q3 2022	67,454	50,988	67,454
Q4 2022	52,544	56,426	63,357
Q1 2023	442,214	180,165	442,214
Q2 2023	340,701	101,731	340,701
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656

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
Securitization Transactions
In December 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 60% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-7 issued approximately $397.2 million in face value of bonds. Our proportionate share of 10.36% of the retained bonds and investments in majority owned affiliates (“MOAs”) was approximately $3.5 million, including a retained discount on issuance of approximately $1.4 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $30.9 million and retained cash of $3.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2023-7 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of December 31, 2023.
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
We derecognized the mortgage loans sold in AOMT 2023-5 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of December 31, 2023.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2023-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2023 and December 31, 2022.

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
We derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our consolidated balance sheet as of December 31, 2023.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2022-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2023 and December 31, 2022.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2022-1 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2023 and December 31, 2022.
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
Cash Availability
Cash and cash equivalents

Our cash balance as of December 31, 2023 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. Due to market volatility, some of our cash was restricted, as further described below, by margin maintenance requirements by certain whole loan financing facility counterparties, along with cash collateral held by counterparties for interest rate futures and repurchase obligations. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $2.9 million as of December 31, 2023 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $0.3 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2023.

Restricted cash of approximately $10.6 million as of December 31, 2022 was comprised of: $5.6 million in margin collateral required by certain whole loan financing facility counterparties; $1.1 million in interest rate futures margin collateral, and $3.9 million in margin collateral for securities sold under agreements to repurchase. Our counterparties did not require any margin collateral for TBAs as of December 31, 2022.

Cash Flows

	For the Years Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Cash flows provided by (used in) operating activities	$306,404	$(331,127)
Cash flow provided by (used in) investing activities	$(194,107)	$664,333
Cash flows provided by (used in) financing activities	$(107,662)	$(345,654)
Net increase (decrease) in cash and restricted cash	$4,635	$(12,448)

Cash flows provided by operating activities of $306.4 million for the year ended December 31, 2023 as compared to $331.1 million in outflows for the year ended December 31, 2022 were primarily due to net income for the year ended December 31, 2023, compared to a net loss for 2022, along with activity related to the securitization of residential mortgage loans during the year ended December 31, 2023.

Investing cash net outflows of $(194.1) million for the year ended December 31, 2023 as compared to net inflows of $664.3 million for the year ended December 31, 2022 were primarily due to an increase in purchases of RMBS during the year ended December 31, 2023 as compared to 2022.

Financing cash outflows of $(107.7) million for the year ended December 31, 2023 as compared to outflows of $(345.7) million for the year ended December 31, 2022 was primarily due a reduction in loan financing driven by residential loan sale in 2022 and offset by loan purchases in 2023..

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

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements included in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies, of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements and any expected impact on us.

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

The fair value hierarchy is categorized into three broad levels (Levels 1, 2, and 3) based on the inputs as described in Part II, Item 8, Note 10 – Fair Value Measurements. The degree of judgment exercised in determining fair value is significant for investments categorized in Level 2, and greatest for investments categorized in Level 3, as the inputs to these levels are less observable or unobservable in the market, and therefore the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed.

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

Variable Interest Entities

A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that has both (a) the power to control the activities that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

VIEs for which we are considered to be the primary beneficiary:

Determining the primary beneficiary of a VIE requires judgment. We determined that for the securitizations we consolidate, our ownership provides us with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, we have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, or power, or we were determined to have power in connection with our involvement with the structure and design of the VIE.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Angel Oak Mortgage REIT, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the valuation of residential mortgage loans at fair value

As discussed in Notes 2, 4, and 10 to the consolidated financial statements, the Company records performing residential mortgage loans and residential mortgage loans in securitization trusts (together, residential mortgage loans) at fair value on its consolidated balance sheet as a result of electing the fair value option at the time of acquisition. As of December 31, 2023, the recorded balance of the Company’s residential mortgage loans was $1.6 billion. The Company estimates the fair value of its residential mortgage loans using price information provided by third-party pricing services. These services determine price information predominately based on trading activity observed in the marketplace, using both market comparable information and discounted cash flow modeling techniques.

We identified the assessment of the valuation of residential mortgage loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, was involved in evaluating the third-party pricing services’ valuation techniques and models as well as determining certain of the underlying valuation assumptions, including the prepayment rate, default rate, loss severity rate, and discount rate, which are subject to significant measurement uncertainty. The evaluation of these assumptions to determine the fair value of residential mortgage loans required subjective and complex auditor judgment since the assumptions used were sensitive to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s residential mortgage loan valuation process, including controls related to the evaluation of pricing service information and assumptions used in residential mortgage loan valuations. We involved valuation professionals with specialized skills and knowledge who assisted in:

◦evaluating the design of the Company’s internal controls specific to the assessment of the third-party pricing services’ valuation techniques and models

◦evaluating that the methodology used by the Company in determining residential mortgage loan fair value is in accordance with U.S. GAAP

◦assessing the third-party pricing services’ valuation techniques and models through comparison to industry practices

◦recalculating the fair value of a selection of residential mortgage loans using the Company’s assumptions and comparing the results of our recalculation to the Company’s fair value estimate

◦developing an independent fair value estimate for a selection of residential mortgage loans at fair value based on independently developed valuation models and assumptions and comparing the results to the Company’s fair value estimate.

/s/ KPMG
We have served as the Company’s auditor since 2018.
Atlanta, Georgia
March 15, 2024

Angel Oak Mortgage REIT, Inc.
Consolidated Balance Sheets

(in thousands, except for share data)

	As of:
	December 31, 2023	December 31, 2022
ASSETS
Residential mortgage loans - at fair value	$380,040	$770,982
Residential mortgage loans in securitization trusts - at fair value	1,221,067	1,027,442
RMBS - at fair value	472,058	1,055,338
U.S. Treasury Securities - at fair value	149,927	—
Cash and cash equivalents	41,625	29,272
Restricted cash	2,871	10,589
Principal and interest receivable	7,501	17,497
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	—	14,756
Other assets	32,922	20,336
Total assets	$2,308,011	$2,946,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$290,610	$639,870
Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts (see Note 3)	1,169,154	1,003,485
Securities sold under agreements to repurchase	193,656	52,544
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	1,334	—
Due to broker	391,964	1,006,022
Accrued expenses	985	1,288
Accrued expenses payable to affiliate	748	2,006
Interest payable	820	2,551
Income taxes payable	1,241	—
Management fee payable to affiliate	1,393	1,967
Total liabilities	$2,051,905	$2,709,733

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of December 31, 2023: 350,000,000 shares authorized, 24,965,274 shares issued and outstanding. As of December 31, 2022: 350,000,000 shares authorized, 24,925,357 shares issued and outstanding.	249	249
Additional paid-in capital	477,068	475,379
Accumulated other comprehensive income (loss)	(4,975)	(21,127)
Retained earnings (deficit)	(216,236)	(218,022)
Total stockholders’ equity	$256,106	$236,479
Total liabilities and stockholders’ equity	$2,308,011	$2,946,212

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share data)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
INTEREST INCOME, NET
Interest income	$95,953	$115,544
Interest expense	67,052	63,024
NET INTEREST INCOME	28,901	52,520

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(37,526)	(8,717)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 3), and derivative contracts	63,489	(201,753)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	25,963	(210,470)

EXPENSES
Operating expenses	7,474	12,179
Operating expenses incurred with affiliate	2,105	3,096
Due diligence and transaction costs	310	1,376
Stock compensation	1,689	5,753
Securitization costs	2,484	3,137
Management fee incurred with affiliate	5,842	7,799
Total operating expenses	19,904	33,340

INCOME (LOSS) BEFORE INCOME TAXES	34,960	(191,290)
Income tax expense (benefit)	1,246	(3,457)
NET INCOME (LOSS)	33,714	(187,833)
Preferred dividends	—	(14)
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$33,714	$(187,847)
Other comprehensive income (loss)	16,152	(24,127)
TOTAL COMPREHENSIVE INCOME (LOSS)	$49,866	$(211,974)

Basic earnings (loss) per common share	$1.36	$(7.65)
Diluted earnings (loss) per common share	$1.35	$(7.65)

Weighted average number of common shares outstanding:
Basic	24,722,285	24,547,916
Diluted	24,941,758	24,547,916

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Changes in Stockholder(s)’ Equity

(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Stockholder’s equity as of December 31, 2021	$101	$252	$476,510	$3,000	$11,527	$491,390
Redemption of preferred stock	(101)	—	(24)	—	—	(125)
Dividends declared - preferred	—	—	—	—	(14)	(14)
Repurchase of common stock	—	(3)	(6,860)	—	—	(6,863)
Non-cash equity compensation	—	—	5,753	—	—	5,753
Unrealized loss on RMBS and CMBS	—	—	—	(24,127)	—	(24,127)
Dividends paid on common stock (1)	—	—	—	—	(41,702)	(41,702)
Net income (loss)	—	—	—	—	(187,833)	(187,833)
Stockholders’ equity as of December 31, 2022	$—	$249	$475,379	$(21,127)	$(218,022)	$236,479
Non-cash equity compensation	—	—	1,689	—	—	1,689
Unrealized gain (loss) on RMBS and CMBS	—	—	—	16,152	—	16,152
Dividends paid on common stock (2)	—	—	—	—	(31,928)	(31,928)
Net income (loss)	—	—	—	—	33,714	33,714
Stockholders’ equity as of December 31, 2023	$—	$249	$477,068	$(4,975)	$(216,236)	$256,106

(1)     Dividends paid on common stock for the year ended December 31, 2022 at $0.45 per share of common stock on March 31, 2022, May 31, 2022, August 31, 2022, and $0.32 per share of common stock on November 30, 2022.

(2)     Dividends paid on common stock for the year ended December 31, 2023 at $0.32 per share of common stock on March 31, 2023, May 31, 2023, August 31, 2023, and November 30, 2023.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,714	$(187,833)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	37,526	8,717
Net unrealized (gain) loss on mortgage loans, debt at fair value option, and derivative contracts	(63,489)	201,753
Amortization of debt issuance costs	1,145	1,053
Net amortization of premiums and discounts on mortgage loans	2,855	9,370
Accretion of non-recourse securitized obligation discount	2,469	—
Accretion of U.S. Treasury securities discount	(1,462)	—
Non-cash stock compensation	1,689	5,753
Net change in:
Purchases of residential mortgage loans from affiliates	(199,793)	(567,324)
Purchases of residential mortgage loans from non-affiliates	(27,390)	(427,940)
Sale of residential mortgage loans	4,941	252,709
Sale of residential mortgage loans into affiliates securitization trusts	350,304	—
Principal payments on residential mortgage loans	34,731	84,190
Principal payments on mortgage loans in securitization trusts	100,904	201,607
Margin received from interest rate futures contracts	21,121	75,432
Principal and interest receivable	9,996	12,156
Other assets	(233)	(130)
Management fee payable to affiliate	(574)	122
Accrued expenses	(302)	846
Accrued expenses payable to affiliate	(1,258)	581
Income tax payable	1,241	(3,457)
Interest payable	(1,731)	1,268
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$306,404	$(331,127)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(1,022,010)	(419,748)
Purchases of investments in RMBS, trading	(1,354,057)	—
Sale of investments in RMBS, available for sale	1,006,196	812,107
Sale of investments in RMBS, trading	1,332,832	—
Purchases of investments in U.S. Treasury Securities	(998,380)	(349,992)
Maturities of U.S. Treasury Securities	850,000	600,000
Purchases of investments in majority-owned affiliates	(16,088)	—
Principal payments on RMBS and CMBS securities	3,063	14,067
Origination of commercial mortgage	—	(3,180)
Sale of commercial mortgage loans to third parties	4,300	11,026
Principal payments on commercial mortgage loans	37	53
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(194,107)	$664,333

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(6,863)
Redemption of preferred stock	—	(125)
Dividends paid to common stockholders	(31,928)	(41,702)
Principal payments on loans held in securitization trusts	(100,904)	(201,607)
Preferred dividends paid	—	(14)
Cash paid for debt issuance costs	—	(457)
Proceeds from securitizations	233,318	675,359
Net proceeds from (purchases of) securities sold under agreements to repurchase	141,112	(556,707)
Net proceeds from the sale of residential loans	—	(221,229)
Net proceeds from (payments on) notes payable	(349,260)	7,691
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(107,662)	$(345,654)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$4,635	$(12,448)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	39,861	52,309
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$44,496	$39,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$65,169	$61,611

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

1.    Organization
Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company”) is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly-originated first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”), which currently operates primarily through a wholesale channel and has a national origination footprint. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

Reclassifications
Certain amounts reported in prior periods in the consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the reported results of operations of prior years. For comparative purposes, and to simplify the presentation of the Company’s consolidated balance sheet, the Commercial mortgage loans - at fair value, CMBS - at fair value, and Deferred tax assets have been reclassified to “Other assets” on the consolidated balance sheet as of December 31, 2022. See Note 15 — Other Assets.
Further, an adjustment has been made to the Consolidated Statements of Cash Flows for the year-ended December 31, 2022, to identify amortization of debt issuance costs, net amortization of premiums and discounts of mortgage loans, and principal payments on residential mortgage loans in securitization trusts.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There were no recent ASUs that are expected to have a significant impact on the Company's consolidated financial statements when adopted or had a significant impact on the Company's consolidated financial statements upon adoption.
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
Determining the primary beneficiary of a VIE requires judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities that most significantly impact the VIE’s economic performance.

As of December 31, 2023 and 2022, the Company was considered to be a primary beneficiary in certain VIEs which held certain interests in the assets held by consolidated securitization vehicles which were created under the purview of its wholly-owned securitization shelf, Angel Oak Mortgage Trust (“AOMT”) II, LLC. These securitization vehicles are consolidated on the Company’s consolidated balance sheet, and are restricted by the structural provisions of the associated securitization trusts. The recovery of the Company’s investment in the securitization vehicles, if any, will be limited by each securitization vehicle’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.
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
A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$41,625	$29,272
Restricted cash	2,871	10,589
Cash, cash equivalents and restricted cash as show in the statement of cash flows	$44,496	$39,861
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
The Company accounts for any purchases or sales of Investment Securities on a trade date basis. At the time of disposition, realized gains or losses on sales of Investment Securities are determined based on a specific identification basis and are a component of “net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS” in the consolidated statements of operations and comprehensive income (loss).
RMBS, CMBS, and U.S. Treasury Securities (“Investment Securities”), at Fair Value; and Purchase and Sale of Investment Securities
The Company classifies its investments in RMBS, CMBS, and U.S. Treasury Securities as either trading or available-for-sale (“AFS”).
Trading Investment Securities are carried at their estimated fair values and coupon interest is recognized as interest income when earned and deemed collectible. Changes in fair value are reported in current earnings in “net unrealized loss on mortgage loans, debt at fair value option, and derivative contracts” in the consolidated statements of operations and comprehensive income (loss)
Available-for-sale Investment Securities are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).
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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

general economic data, broker opinions of value, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.

Non-recourse securitization obligations, collateralized by residential mortgage loans (a portion of which is at Fair Value)
The portion of this obligation for which we have elected the fair value option uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts to determine fair value. Changes in fair value are reported in current earnings in “net unrealized loss on mortgage loans, debt at fair value option, and derivative contracts” in the consolidated statements of operations and comprehensive income (loss). The Company also discloses fair value for the portion of this obligation for which we have elected to hold at amortized cost. See Note 10, Fair Value Measurements.
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

Revenue Recognition
Investment Securities
Interest income on Investment Securities is recognized based on outstanding principal balances and contractual terms. Premiums and discounts are generally amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayments and impact net realized gains (losses).
Residential and Commercial Mortgage Loans
Interest income on residential mortgage loans and commercial mortgage loans is recognized using the effective interest method over the life of the loans. The amortization of any premiums and discounts is included in interest income. Interest income recognition is suspended when residential mortgage loans or commercial mortgage loans are placed on non-accrual status. Generally, residential mortgage loans and commercial mortgage loans are placed on non-accrual status when delinquent for more than ninety (90) days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date residential mortgage loans or commercial mortgage loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Interest received after the loan becomes past due or impaired is used to reduce the outstanding loan principal balance.
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
Earnings Per Share
The Company computes earnings per share (“EPS”) using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.
Basic net income (loss) per share is computed by dividing net income (loss) allocable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents and dividends related to unvested share-based awards, during each period, unless anti-dilutive.

Share-Based Compensation
The Company amortizes the fair value of previously granted share-based awards to expense over the vesting period using the straight line method. The initial cost of share-based awards is established at the Company’s closing share price on the grant date of the award. The Company recognizes adjustments for forfeitures as they occur.

The Company has made annual grants of performance share units (“PSUs”), which allow for a 50% vest after a three-year period and 50% vest after a four-year period, subject to both continued employment and the achievement of certain performance criteria. Features of

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

the performance criteria constitute a “market condition,” which may impact the amount of compensation expense recognized for these awards.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

VIEs for Which the Company is the Primary Beneficiary

The Company entered into securitization transactions that resulted in the Company consolidating the VIEs used to facilitate these transactions. See Note 2 “Variable Interest Entities” for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with financing transactions.

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of December 31, 2023 and 2022:

As of:	December 31, 2023	December 31, 2022
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$2,578,595	$2,236,515
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors	1,619,051	1,359,698
Outstanding amount of Non-recourse securitization obligation, at carrying value	1,220,067	1,084,039
Outstanding amount of Non-recourse securitization obligation, at fair value	(50,912)	(80,554)
Outstanding amount of Non-recourse securitization obligation, total	$1,169,154	$1,003,485
Weighted average fixed rate for Non-recourse securitization obligation issued	2.91%	2.70%
Face amount of Senior Support Certificates received by the Company (3)	$91,330	$66,149
Cash received	$194,746	$159,007

During the years ended December 31, 2023 and 2022, the Company and it’s affiliates issued and sold bonds with a current face value of $259 million and $680 million to third-party investors for proceeds of $233 million and $675 million, respectively, before offering costs and accrued interest. The sold bonds issued during the years ended December 31, 2023 and 2022 are included in “Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets.

As of December 31, 2023 and 2022, as a result of the transactions described above, securitized loans of approximately $1.3 billion and $1.2 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets, respectively. As of December 31, 2023 and 2022, the aggregate carrying value of sold bonds issued by consolidated VIEs was $1.2 billion and $1.1 billion, respectively. These sold bonds are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

The Company concluded that the entities created to facilitate the loan securitization transactions are VIEs. The Company completed an analysis of whether each VIE created to facilitate the securitization transactions should be consolidated by the Company, based on consideration of its involvement in each VIE and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•     whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and
•     whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions

VIEs for Which the Company is Not the Primary Beneficiary

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

The securities received in the securitization transactions were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “Other Assets” on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, and details on the accounting treatment and fair value methodology of the securities can be found in Note 10 — Fair Value Measurements. See also Note 5 — Investment Securities, for the fair value of AOMT securities held by the Company, and Note 15 - Other Assets, for investments in MOAs, as of December 31, 2023 and December 31, 2022 that were retained by the Company as a result of these securitization transactions.

4.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of December 31, 2023 and 2022:

As of:	December 31, 2023	December 31, 2022
	($ in thousands)
Cost	$393,443	$886,660

Unpaid principal balance	$386,872	$864,171
Net premium on mortgage loans purchased	6,571	22,489
Change in fair value	(13,403)	(115,678)
Fair value	$380,040	$770,982

Weighted average interest rate	6.78%	4.80%

Weighted average remaining maturity (years)	29	30
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of December 31, 2023 and 2022:

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

As of:	December 31, 2023	December 31, 2022
	($ in thousands)
Number of mortgage loans 90 or more days past due	7	11
Recorded investment in mortgage loans 90 or more days past due	$5,754	$7,230
Unpaid principal balance of loans 90 or more days past due	$5,681	$7,043

Number of mortgage loans in foreclosure	2	2
Recorded investment in mortgage loans in foreclosure	$1,956	$820
Unpaid principal balance of loans in foreclosure	$1,889	$849
5.    Investment Securities
As of December 31, 2023, Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”), and U.S. Treasury securities. As of December 31, 2022, Investment Securities were comprised of RMBS and CMBS. The U.S. Treasury Securities held by the Company as of December 31, 2023 matured on January 9, 2024. The Company did not hold any U.S. Treasury securities as of December 31, 2022.
The following table sets forth a summary of RMBS at cost as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
AOMT RMBS	$84,957	$69,922
Whole Pool Agency RMBS	$391,964	$1,006,022

The following table sets forth certain information about the Company’s investment in RMBS as of December 31, 2023:

December 31, 2023	Real Estate Securities at Fair Value	Repurchase Debt (2)	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$10,972	$(844)	$10,128
Subordinate	55,665	(19,812)	35,853
Interest Only/Excess	13,059	(1,871)	11,188
Retained RMBS in VIEs (2)	—	(22,116)	(22,116)
Total AOMT RMBS	$79,696	$(44,643)	$35,053
Whole Pool Agency RMBS (3)
Fannie Mae	$278,510	$—	$278,510
Freddie Mac	113,852	—	113,852
Whole Pool Total Agency RMBS	$392,362	$—	$392,362
Total RMBS	$472,058	$(44,643)	$427,415

(1)     AOMT RMBS held as of December 31, 2023 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $124.1 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

(3)     The whole pool RMBS presented as of December 31, 2023 were purchased from a broker to whom the Company owes approximately $392 million, payable upon the settlement date of the trade. See Note 8 - Due to Broker.

The following table sets forth certain information about the Company’s investment in RMBS as of December 31, 2022:

December 31, 2022	Real Estate Securities at Fair Value	Repurchase Debt	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Senior	$—	$—	$—
Mezzanine	1,958	(1,470)	488
Subordinate	49,578	(24,982)	24,596
Interest Only/Excess	10,424	(1,506)	8,918
Retained RMBS in VIEs	—	(24,586)	(24,586)
Total AOMT RMBS	$61,960	$(52,544)	$9,416
Other Non-Agency RMBS
Subordinate	$—	$—	$—
Interest Only/Excess	—	—	—
Total Other Non-Agency RMBS	$—	$—	$—
Whole Pool Agency RMBS
Fannie Mae	$501,458	$—	$501,458
Freddie Mac	491,920	—	491,920
Whole Pool Total Agency RMBS	$993,378	$—	$993,378
Total RMBS	$1,055,338	$(52,544)	$1,002,794

(1)     AOMT RMBS held as of December 31, 2022 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

The following table sets forth certain information about the Company’s investment in U.S. Treasury Securities as of December 31, 2023. The Company did not hold any U.S. Treasury Securities as of December 31, 2022.

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
December 31, 2023	$150,000	$159	$149,841	$86	$149,927	5.30%

6.    Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged; all vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of December 31, 2023. Restricted cash as of December 31, 2022 included $5.6 million in margin collateral required by a certain lender.

The following table sets forth the details of all the lines of credit available to the Company for whole loan purchases during the years ended December 31, 2023 and 2022, and the drawn amounts as of December 31, 2023 and 2022:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		December 31, 2023	December 31, 2022
		($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.10% - 2.25%	$206,183	352,038
Multinational Bank 2 (2)	1 month SOFR	1.95% - 2.00%	—	—

Global Investment Bank 1 (3)	1 month or 3 month SOFR	1.70% - 3.50%	—	—
Global Investment Bank 2 (4)	1 month SOFR	2.20% - 3.45%	—	—
Global Investment Bank 3 (5)	Compound SOFR	2.00% - 4.50%(5)	84,427	119,137

Institutional Investors A and B (6)	1 month Term SOFR	3.50%	—	168,695

Regional Bank 1 (7)	1 month SOFR	2.50% - 3.50%	—	—
Regional Bank 2 (8)	1 month SOFR	2.41%	—	—
Total			$290,610	$639,870
(1)     On April 13, 2022, the Company and two of its subsidiaries entered into a master repurchase agreement with a multinational bank (“Multinational Bank 1”) through the execution of a master repurchase agreement between the Company as guarantor, and two of its subsidiaries, as sellers, and Multinational Bank 1 as buyer, with an original maximum facility limit of $340.0 million. Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every six months for a maximum six months term. On August 4, 2022, the maximum line of credit under the facility with Multinational Bank 1 was increased by $260.0 million to a maximum facility limit of $600.0 million. On July 25, 2023 this facility was amended with an updated interest pricing spread of 2.10% and extended until January 25, 2024. On December 15, 2023, the loan financing facility was extended through June 25, 2024, in accordance with the mechanism for six-month renewal periods.

(2)     This agreement expired by its terms on October 14, 2022, after being paid in full.

(3)     This agreement expired by its terms on October 5, 2022, after being paid in full.

(4)     On February 4, 2022, this facility was amended remove any draw fees; and adjust the pricing rate whereby upon the Company’s or the subsidiary’s repurchase of a mortgage loan, the Company or such subsidiary is required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate (determined based on the type of loan) equal to the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR and (B) a pricing spread generally ranging from 2.20% to 3.45%. Prior to February 4, 2022, interest was based on 1-month LIBOR plus a pricing spread of 2.00% - 3.25%. On January 19, 2024, this facility was amended to extend the expiration date to May 2, 2024.

(5)     On March 2, 2022, the agreement was extended to terminate on March 5, 2023, unless terminated earlier pursuant to the terms of the agreement. On January 1, 2022, the agreement was amended to replace a LIBOR-based index rate with a SOFR-based index rate plus a pricing spread equal to 20 basis points, plus the prior pricing spread. Prior to January 1, 2022, interest was based on 3-month LIBOR plus a pricing spread of 2.25%. On December 19, 2022, the facility was amended to increase the facility limit up to $286.0 million by adding a static pool of additional mortgage loans to the facility and extended the termination date to December 19, 2023. The interest rate pricing spread was also amended to 2.80% for the first three months following the amendment date, which will increase by an additional 50 basis points every three months thereafter. Additionally, the amendment generally removed “mark to market” provisions from the previous agreement, and requires an economic interest rate hedging account (“interest rate futures account”) to be maintained to the reasonable satisfaction of Global Investment Bank 3, which account is for its benefit and under its sole control. On November 7, 2023, this facility was renewed for a 12 month term through November 7, 2024 and was converted from static pool financing to a revolving facility with mark to market features. The amended facility has a maximum borrowing capacity of $200 million with a base interest rate pricing spread of 180 basis points plus a 20 basis points index spread adjustment, with an expiration date of November 7, 2024.

The Company held restricted cash pertaining to Global Investment Bank 3’s interest rate futures account included in “restricted cash” of approximately $1.7 million on the Company’s consolidated balance sheet as of December 31, 2022. There was no restricted cash related to this facility on the Company’s consolidated balance sheet as of December 31, 2023.

(6)     On October 4, 2022, the Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The master repurchase agreements were set to expire on January 4, 2023, with a one-time three months extension period option. The Company subsequently repaid this financing facility in full on January 4, 2023 and chose not to exercise the three months extension period option. The Company held restricted cash pertaining to this lender’s cash collateral requirements included in “restricted cash” of approximately $3.8 million on the Company’s consolidated balance sheet as of December 31, 2022, which was released on January 4, 2023. There was no restricted cash related to this facility on the Company’s consolidated balance sheet as of December 31, 2023.

(7)     On March 7, 2022, this agreement was amended to terminate on March 16, 2023, unless terminated earlier pursuant to the terms of the agreement. Additionally, the amendment increased the aggregate purchase price limit to $75.0 million from $50.0 million, and beginning March 8, 2022, provided that interest will accrue on any new transactions under the loan financing line at a rate based on Term SOFR plus an additional pricing spread. Prior to March 7, 2022, interest was based on 1-month LIBOR plus a spread of 2.50% - 3.13%. This agreement expired by its terms on March 16, 2023.

(8)     This agreement was paid in full on December 15, 2022 and voluntarily terminated by the Company.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2023:

Line of Credit (Note Payable)	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$206,183	$393,817
Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	84,427	115,573
Total	$1,050,000	$290,610	$759,390

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

7.    Due to Broker
The “Due to broker” account on the consolidated balance sheet as of December 31, 2023 and December 31, 2022 in the amount of $392 million and 1.0 billion, respectively, relates to the purchase of Whole Pool Agency RMBS. Purchases are accounted for on a trade date basis; and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade date of this purchase was prior to the applicable year-end dates. These trades settled on January 16, 2024 and January 13, 2023, respectively, at which time these assets were simultaneously sold.
The purchase transactions for the unsettled Whole Pool Agency RMBS are excluded from the consolidated statements of cash flows as they are non-cash transactions.

8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. As of December 31, 2023 and 2022, there was approximately $0.3 million and $3.9 million, respectively, held as margin cash collateral for repurchase agreements recorded in “restricted cash” on the consolidated balance sheets.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of December 31, 2023 and 2022:

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Securities	$149,013	5.57%	10
AOMT RMBS (1)	$44,643	7.04%	16
Total	$193,656	5.91%	11

December 31, 2022
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS	$52,544	6.07%	13
Total	$52,544	6.07%	13
(1)     A portion of repurchase debt outstanding as of December 31, 2023 and December 31, 2022 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 5 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its residential whole loans at fair value. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate, are further discussed below. Restricted cash as of December 31, 2023 and 2022 included approximately $2.5 million and $1.1 million in interest rate futures margin collateral, respectively; and zero and approximately zero in TBA margin collateral, respectively.

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

The following table sets forth the derivative instruments presented on the consolidated balance sheets and notional amounts as of December 31, 2023 and 2022:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
December 31, 2023	Interest rate futures	1,489	$—	$840	$—	$148,900
December 31, 2023	TBAs	N/A	$—	$494	$—	$386,700

December 31, 2022	Interest rate futures	4,928	$2,211	$—	$—	$492,800
December 31, 2022	TBAs	N/A	$12,545	$—	$—	$1,041,700
The gains and losses arising from these derivative instruments in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, and 2022 are set forth as follows:

As of:	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
December 31, 2023	Interest rate futures	$5,492	$(3,947)
December 31, 2023	TBAs	$16,524	$(13,038)

December 31, 2022	Interest rate futures	$67,767	$2,939
December 31, 2022	TBAs	$7,295	$10,117

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
Valuation Techniques and Inputs
Following are descriptions of the valuation methodologies used to measure the Company’s assets and liabilities measured at fair value:
Investment Securities - U.S. Government and Agency Securities (“U.S. Treasury Securities” and “whole pool agency RMBS”) are valued based on unadjusted, quoted prices for identical assets or liabilities in an active market. U.S. Treasury Securities are generally categorized as Level 1 securities while whole pool agency RMBS are generally classified as level 2 securities.
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
Commercial Mortgage Loans - Commercial mortgage loans, including in Other Assets, are recognized at fair value. The fair value of commercial mortgage loans at fair value is predominately based on trading activity observed in the marketplace, provided by a third‑party pricing service. The pricing service obtains comparative pricing from banks, brokers, hedge funds, REITs and from its own brokerage business. The pricing service also maintains a spread matrix created from trading levels observed in the secondary market and from indications of holding values in client investments. The spreads are meant to depict the required spread demanded by investors in the current environment. The performing commercial mortgage loans are generally categorized as Level 2 securities in the fair value hierarchy, while non-performing loans are categorized as Level 3 given their limited marketability and availability of observable valuation inputs.
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
Other assets and liabilities - The fair value of cash, restricted cash, principal and interest receivable, deferred tax assets and liabilities, other assets (principally consisting of prepaid assets), notes payable, securities sold under obligation to repurchase, amounts due to broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.
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

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$374,004	$6,036	$380,040
Residential mortgage loans in securitization trusts	—	1,207,804	13,263	1,221,067
Investments in securities
AOMT RMBS (1)	—	79,696	—	79,696
Whole Pool Agency RMBS	—	392,362	—	392,362
U.S. Treasury Securities.	149,927	—	—	149,927
Other Assets, at fair value (2)	—	32,923	—	32,923
Total assets, at fair value	$149,927	$2,086,789	$19,299	$2,256,015

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$743,189	$—	$743,189
Unrealized depreciation on futures contracts	(840)	—	—	(840)
Unrealized depreciation on TBAs	(494)	—	—	(494)
Total liabilities, at fair value	$(1,334)	$743,189	$—	$741,855
(1)     Non‑Agency RMBS held as of December 31, 2023 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2023 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(2)     Includes Commercial Loans and AOMT CMBS assets. All AOMT CMBS held as of December 31, 2023 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(3)     Only the portion subject to fair value measurement, as adjusted for fair value, is presented above. See below for the disclosure of the full debt at fair value.

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans, TBAs, and futures contracts are recognized in net income for the periods presented.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. Transfers between Level 2 and Level 3 were immaterial for the year ended December 31, 2023.

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2023:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$6,036	Prepayment rate (annual CPR)	6.86% - 19.93%	13.40%
		Default rate	12.69% - 13.64%	13.16%
		Loss severity	(25.00)% - 40.13%	4.12%
		Expected remaining life	0.67 - 4.09 years	2.22 years

Residential mortgage loans in securitization trust, at fair value	$13,264	Prepayment rate (annual CPR)	5.97% - 20.71%	12.32%
		Default rate	4.38% - 28.66%	16.92%
		Loss severity	(13.99)% - 19.60%	4.14%
		Expected remaining life	0.67 - 5.67 years	2.72 years

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

As of December 31, 2023, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.24 billion and $1.09 billion, respectively, a difference of approximately $247.8 million (which includes AOMT 2022-1, AOMT 2022-4, and AOMT 2023-4, which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $81.9 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of these investments as of December 31, 2023 was approximately $16.2 million and $16.7 million, respectively. The amortized cost and fair value of these investments as of December 31, 2022 was zero.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2022 (1):

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$763,786	$7,196	$770,982
Residential mortgage loans in securitization trusts	—	1,018,686	8,756	1,027,442
Investments in securities
Non-Agency RMBS (1)	—	61,960	—	61,960
Agency whole pool loan securities	—	993,378	—	993,378
Unrealized appreciation on futures contracts	2,211	—	—	2,211
Unrealized appreciation on TBAs	12,545	—	—	12,545
Other Assets, at fair value (2)	—	20,337	—	20,337
Total assets, at fair value	$14,756	$2,858,147	$15,952	$2,888,855

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans	$—	$530,560	$—	$530,560
Total liabilities, at fair value	$—	$530,560	$—	$530,560
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
(2)     Includes Commercial Loans and AOMT CMBS assets. All AOMT CMBS held as of December 31, 2022 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.
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
The following table sets forth the income tax provision (benefit) as recorded in the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Current
Federal	$4,774	$—
State	1,312	—
Total current income tax expense	6,086	—
Deferred
Federal	(3,800)	(2,691)
State	(1,040)	(766)
Total deferred income tax expense (benefit)	(4,840)	(3,457)
Total income tax expense (benefit)	$1,246	$(3,457)
Deferred Tax Assets (“DTAs”) and Assessing the Realizability of the Company’s DTAs
Realization of the Company’s DTAs as of December 31, 2023, is dependent on many factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards (where applicable). The Company determines the extent to which realization of its deferred assets is not assured and establishes a valuation allowance accordingly. As the Company’s TRS incurred a NOL during the year ended December 31, 2022, the Company closely analyzed its estimate of the realizability of its net DTAs in whole and in part. The NOLs incurred in 2022 can be carried forward indefinitely, until fully utilized. The Company evaluates its DTAs each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the DTAs would not be realized. This evaluation requires significant judgment, and changes to the Company’s assumptions could result in a material change in the valuation allowance. The ultimate realization of these DTAs is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, the Company continues to believe it is more likely than not that it will not fully realize its federal and state DTAs in future periods. Therefore, the Company has recorded a valuation allowance against the majority of its DTAs, as set forth in the table, below.

The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The Company assessed its tax positions for all open tax years and concluded that it had no uncertain tax positions that resulted in material unrecognized tax benefits. The tax effects of temporary differences that give rise to significant portions of the net DTA recorded at the TRS entity as of December 31, 2023 and 2022 are set forth in the following table:

	December 31, 2023	December 31, 2022
	(in thousands)
DTA
Net operating loss carryforward	$40,714	$41,583
Utilization of operating loss carryforwards	(4,840)	—
Valuation allowance	(32,417)	(38,126)
Total DTA	3,457	3,457
Reconciliation of Statutory Tax Rate to Effective Tax Rate
The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is set forth as follows for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Federal statutory rate	21.00%	(21.00)%
State statutory rate, net of federal tax effect	5.75%	(5.98)%
Change in valuation allowance	(14.80)%	21.58%
Non-taxable REIT income	(8.40)%	3.44%
Total provision	3.55%	(1.96)%

12.    Related Party Transactions
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
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the years ended and as of December 31, 2023 and 2022:

As of and for the Year Ended:	Amount of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates, Owned and Held at December 31 (1):
	($ in thousands)
2023	$199,793	475	589

2022	$567,324	1,141	845
(1)     Excludes loans held in consolidated securitizations.
Management Fee
On and after June 21, 2021, management agreement (the “Management Agreement”) took effect among the Company, the Operating Partnership, and its Manager. Per the Management Agreement, on a quarterly basis in arrears, the Company shall pay its Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement).

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
On September 28, 2022, the Company’s Board of Directors appointed Mr. Sreeniwas Prabhu as the Company’s new Chief Executive Officer and President effective as of September 28, 2022. The Company did not reimburse the Manager for compensation paid to Mr. Prabhu for his service with the Company in 2022 or 2023. Mr. Prabhu is an equity owner of the Manager.

Simultaneously with the appointment of Mr. Prabhu as the Company’s Chief Executive Officer and President, the Company’s previous Chief Executive Officer and President, Mr. Robert Williams, ceased serving as the Company’s Chief Executive Officer and President, effective September 28, 2022. Accordingly, the Company recorded a severance charge of approximately $1.4 million in connection with this event, in accordance with the Company’s Executive Severance and Change in Control Plan. This severance was fully paid in 2023.

13.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2023, the Company was not aware of any legal claims that could materially impact its financial condition. As of December 31, 2023, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of December 31, 2023, the Company has a total purchase commitments of $28 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit.

14.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on AFS securities for the fiscal year ended December 31, 2023 and 2022, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the fiscal year concluded on December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
AOCI balance, beginning of period	$(21,127)	$3,000
Net unrealized gain/(loss) on AFS securities	16,152	(24,127)
AOCI balance, end of period	$(4,975)	$(21,127)

15.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	($ in thousands)
Investments in Majority-Owned Affiliates	$16,232	$—
Commercial Mortgage Loans	5,219	9,458
CMBS	6,592	6,111
Deferred tax asset	3,457	3,457
Prepaid expenses	1,137	1,310
Protective advances and other assets	285	—
Total other assets	$32,922	$20,336

Investments in Majority-Owned Affiliates (“MOA”)

In 2023, the Company participated in securitization transactions AOMT 2023-1, AOMT 2023-5, and AOMT 2023-7, which involved MOAs in which the Company received investments of 41.21%, 34.42%, and 10.35%, respectively, in each case proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost. The investment will be tested for impairment at least annually utilizing undiscounted cash flows of the underlying risk retention bonds. See Note 10 — Fair Value Measurements.

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of December 31, 2023 and December 31, 2022, the cost and unpaid principal balance of the assets was $5.6 million and $9.9 million, with a fair value of $5.2 million and $9.5 million, respectively. The weighted average interest rate was 6.24% with a weighted average maturity of 12 years, as of December 31, 2023. There were no commercial mortgage loans more than 90 days past due or in foreclosure as of December 31, 2023 or December 31, 2022.
Commercial Mortgage Backed Securities

CMBS are held at fair value. As of December 31, 2023 and December 31, 2022, the cost of these assets were $6.3 million and $6.3 million, with a fair value of $6.6 million and $6.1 million, respectively. There was no repurchased debt held against these assets at December 31, 2023 or December 31, 2022.

16.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the years ended December 31, 2023 and 2022, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances, and the Company determined that this difference was not material. For the year ended December 31, 2023, there were 196,353 outstanding restricted stock awards included in the diluted weighted average common shares outstanding. For the year ended December 31, 2022, no equity awards were antidilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands, except share and per share data)
Basic Earnings per Common Share:
Net income allocable to common stockholders	$33,714	$(187,847)
Dividends allocated to participating securities	(89)	—
Net income (loss) to common stockholders - basic	33,625	(187,847)
Basic weighted average common shares outstanding	24,722,285	24,547,916
Basic earnings per common share	$1.36	$(7.65)
Diluted Earnings per Common Share:
Net income (loss) to common stockholders - basic	$33,714	$(187,847)
Dividends allocated to participating securities	(89)	—
Net income (loss) to common stockholders - diluted	33,625	(187,847)
Basic weighted average common shares outstanding	24,722,285	24,547,916
Net effect of dilutive equity awards	219,473	—
Diluted weighted average common shares outstanding	24,941,758	24,547,916
Diluted earnings per common share	$1.35	$(7.65)

Preferred Stock

On December 9, 2022, the Company redeemed its Series A preferred stock and cancelled the previously outstanding shares. The Company paid a redemption price to the preferred shareholders equivalent to the original purchase price per share (with no premium or discount) plus accrued dividends payable through the redemption date.

17.     Equity Compensation Plans

On June 21, 2021, the Company established its sole equity compensation plan, the 2021 Equity Incentive Plan (the “Plan”), with 2,125,000 shares initially available for grant. As of December 31, 2023, 1,359,261 shares of common stock were available for grant under the Plan, which shares available are reduced by a maximum of 123,767 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards (as further described below) and 196,353 of time-based restricted stock awards that will vest upon the participants’ meeting the contractual service-related terms.

Compensation expense for the years ended December 31, 2023 and 2022 related to these awards was approximately $1.7 million and $5.8 million, respectively. The unamortized compensation expense of the restricted stock awards issued under the Plan totaled approximately $1.4 million as of December 31, 2023. This cost will be recognized over a weighted average period of 1.4 years. Restrictions on the restricted stock awards outstanding lapse through July 1, 2027, as service conditions are completed and the awards vest accordingly. Holders of unvested restricted stock awards receive non-forfeitable dividends along with other common stockholders.

Restricted Stock Awards

The following table summarizes activity for our restricted stock awards during the years ended December 31, 2023 and 2022:

	Number of awards	Weighted average grant date fair market value
Outstanding as of December 31, 2021	469,473	$19.00
Granted	142,820	14.08
Vested (1)	(331,376)	18.54
Forfeited	(11,393)	15.80
Outstanding as of December 31, 2022	269,524	17.09
Granted	101,456	8.05
Vested	(113,088)	16.76
Forfeited	(61,539)	16.28
Outstanding as of December 31, 2023	196,353	$12.86

(1)     Includes the accelerated vesting of 155,937 shares in accordance with an executive severance event described in Note 12 - Related Party Transactions — Operating Expense Reimbursements. The expense associated with the accelerated stock vesting was approximately $2.6 million, and was included in stock compensation in the Company’s consolidated statements of operations and comprehensive income (loss) as of December 31, 2022.

Performance Share Units Awarded

The Board of Directors have awarded a total of 183,427 Performance Share Units (“PSUs”), at a weighted average grant date fair value of $11.11 per share, to certain employees of the Manager and its affiliates, of which 123,767 PSUs remained outstanding as of December 31, 2023, due to forfeitures of 59,660 PSUs. To date, the performance criteria has not been deemed “more likely than not” to be met, and so no expense or charge to stockholders’ equity has been recorded in conjunction with either the Performance Share Units or the associated dividend equivalents further described below. If the performance criteria are met, the PSUs shall vest 50% on the third anniversary of the awards and 50% on the fourth anniversary of the awards. The number of shares vested is based on the achievement of the performance goals set forth in the applicable award agreements over the relative performance periods.

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

18.    Subsequent Events
Subsequent events of significance for disclosure purposes only (i.e., subsequent events that are not recognized in the financial statements as of and for the year ended December 31, 2023) are as follows:
On January 19, 2024, the Company extended its loan financing facility with Global Investment Bank 2. The loan financing facility had previously been set to expire on February 2, 2024, and has been extended through May 2, 2024.
On February 7, 2024, the Company declared a dividend of $0.32 per share of common stock, that was paid on February 29, 2024 to common stockholders of record as of February 22, 2024.

On March 12, 2024, the Company contributed loans with a scheduled principal balance of approximately $48.7 million into an approximately $439.6 million scheduled principal balance securitization transaction backed by a pool of residential mortgage loans along with other affiliates of Angel Oak Capital, an affiliate of the Manager.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Angel Oak Mortgage REIT, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Angel Oak Mortgage REIT, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report On Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG

Atlanta, Georgia
March 15, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements:

See Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Second Amended and Restated Bylaws of the Company, effective as of June 17, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.4		Third Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
4.1	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.7		Registration Rights Agreement between the Company and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.8	*
Registration Rights Agreement among the Company and the partners of Angel Oak Mortgage Fund, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.9
Registration Rights Agreement between the Company and CPPIB Credit Investments Inc., dated June 21, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.10
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Home Loans LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.11
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.12
Amended and Restated Mortgage Loan Purchase Agreement between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC (Servicing Released Mortgage Loans) dated effective as of May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2023)

10.13	*
Second Amended and Restated Mortgage Loan Purchase Agreement between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC (Servicing Released Mortgage Loans) dated effective as of November 29, 2023

Exhibit Number		Description
10.14	*
Second Amended and Restated Servicing Agreement between Angel Oak Mortgage Fund TRS, as mortgage servicing rights owner, and Select Portfolio Servicing, Inc., as servicer, dated effective as of September 15, 2023

10.15	*+	Second Amended and Restated Master Repurchase Agreement among Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP and Global Investment Bank 3, dated November 7, 2023
10.16	*+	Fifth Amended and Restated Guaranty Agreement by the Company in favor of Global Investment Bank 3, dated November 7, 2023 and effective as of June 21, 2021
10.17
Amended and Restated Pricing Side Letter among the Company, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage Fund TRS, and Royal Bank of Canada, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022)

10.18
Master Repurchase Agreement, dated as of December 21, 2018, among Banc of California, National Association, the Company, and Angel Oak Mortgage Fund TRS (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.19	+
Amended and Restated Variable Terms Letter among the Company, Angel Oak Mortgage Fund TRS, and Banc of California, National Association, dated March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2022)

10.20
Amended and Restated Master Repurchase Agreement among the Company, Angel Oak Mortgage Fund TRS and Deutsche Bank AG, New York Branch, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.21
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement by and among Angel Oak Mortgage Fund TRS, the Company, and Deutsche Bank AG, New York Branch, dated February 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2022)

10.22
Master Repurchase Agreement among Royal Bank of Canada; Angel Oak Mortgage Operating Partnership, LP; Angel Oak Mortgage Fund TRS and the Company, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

10.23		Guaranty Agreement by the Company in favor of Royal Bank of Canada, dated April 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2022)
10.24	+
Amended and Restated Pricing Side Letter among the Company, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage Fund TRS, and Royal Bank of Canada, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022)

10.25
Form of Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders (affiliates of an institutional investor) dated October 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.26
Form of Confirmation to Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders (affiliates of an institutional investor) dated October 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.27
Form of Guaranty (in favor of Lenders, affiliates of an institutional investor) of the Company dated October 4, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.28	*	Form of Director or Executive Officer Indemnification Agreement
10.29	†	2021 Equity Incentive Plan of the Company, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.30	†
Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.31	†	Form of Restricted Stock Award Agreement for independent directors (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)
10.32	†
Form of Restricted Stock Award Agreement for executive officers and certain other employees of Angel Oak (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)

10.33	*	Angel Oak Mortgage REIT, Inc Policy on Recoupment of Incentive Compensation
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 15, 2024	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sreeniwas Prabhu	Chief Executive Officer and President (Principal Executive Officer)	March 15, 2024
Sreeniwas Prabhu

/s/ Brandon R. Filson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2024
Brandon R. Filson

/s/ Michael A. Fierman	Director, Chairperson of the Board	March 15, 2024
Michael A. Fierman

/s/ Edward M. Cummings	Director	March 15, 2024
Edward M. Cummings

/s/ Craig B. Jones	Director	March 15, 2024
Craig B. Jones

/s/ Noelle Savarese	Director	March 15, 2024
Noelle Savarese

/s/ Wesley D. Minami	Director	March 15, 2024
Wesley D. Minami

/s/ Jonathan S. Morgan	Director	March 15, 2024
Jonathan S. Morgan

/s/ Landon D. Parsons	Director	March 15, 2024
Landon D. Parsons

/s/ Michael D. Peck	Director	March 15, 2024
Michael D. Peck

/s/ Vikram G. Shankar	Director	March 15, 2024
Vikram G. Shankar