Form 10-Q
period 2024-03-31
Angel Oak Mortgage REIT, Inc.
filed 2024-05-08
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,965,274 shares of common stock, $0.01 par value per share, outstanding as of May 8, 2024.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	March 31, 2024	December 31, 2023
ASSETS
Residential mortgage loans - at fair value	$368,446	$380,040
Residential mortgage loans in securitization trusts - at fair value	1,201,210	1,221,067
RMBS - at fair value	445,136	472,058
U.S. Treasury securities - at fair value	149,805	149,927
Cash and cash equivalents	39,421	41,625
Restricted cash	2,799	2,871
Principal and interest receivable	10,591	7,501
Other assets	34,547	32,922
Total assets	$2,251,955	$2,308,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$284,002	$290,610
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,146,641	1,169,154
Securities sold under agreements to repurchase	193,493	193,656
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	889	1,334
Due to broker	359,892	391,964
Accrued expenses	1,119	985
Accrued expenses payable to affiliate	257	748
Interest payable	800	820
Income taxes payable	1,528	1,241
Management fee payable to affiliate	10	1,393
Total liabilities	$1,988,631	$2,051,905

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of March 31, 2024: 350,000,000 shares authorized, 24,965,274 shares issued and outstanding. As of December 31, 2023: 350,000,000 shares authorized, 24,965,274 shares issued and outstanding.	$249	$249
Additional paid-in capital	477,698	477,068
Accumulated other comprehensive income (loss)	(3,272)	(4,975)
Retained earnings (deficit)	(211,351)	(216,236)
Total stockholders’ equity	$263,324	$256,106
Total liabilities and stockholders’ equity	$2,251,955	$2,308,011

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
INTEREST INCOME, NET
Interest income	$25,212	$23,740
Interest expense	16,633	16,941
NET INTEREST INCOME	$8,579	$6,799

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(1,422)	$(10,843)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	10,684	10,190
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$9,262	$(653)

EXPENSES
Operating expenses	$1,999	$2,204
Operating expenses incurred with affiliate	515	466
Due diligence and transaction costs	49	—
Stock compensation	630	541
Securitization costs	174	883
Management fee incurred with affiliate	1,313	1,522
Total operating expenses	$4,680	$5,616

INCOME (LOSS) BEFORE INCOME TAXES	$13,161	$530
Income tax expense	287	—
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$12,874	$530
Other comprehensive income (loss)	1,703	14,804
TOTAL COMPREHENSIVE INCOME (LOSS)	$14,577	$15,334

Basic earnings (loss) per common share	$0.52	$0.02
Diluted earnings (loss) per common share	$0.51	$0.02

Weighted average number of common shares outstanding:
Basic	24,775,815	24,662,737
Diluted	24,965,274	24,925,357

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholder's equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Dividends paid on common stock ($0.32 per share)	$—	$—	$—	$(7,989)	(7,989)
Stock compensation	$—	$630	$—	$—	630
Unrealized gain on RMBS and CMBS	$—	$—	$1,703	$—	1,703
Net income	$—	$—	$—	$12,874	12,874
Stockholders' equity as of March 31, 2024	$249	$477,698	$(3,272)	$(211,351)	$263,324

	Three Months Ended March 31, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2022	$249	$475,379	$(21,127)	$(218,022)	$236,479
Dividends paid on common stock ($0.32 per share)	—	—	—	(7,976)	(7,976)
Stock compensation	—	541	—	—	541
Unrealized gain on RMBS and CMBS	—	—	14,804	—	14,804
Net income	—	—	—	530	530
Stockholders’ equity as of March 31, 2023	$249	$475,920	$(6,323)	$(225,468)	$244,378

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,874	$530
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	1,422	10,843
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(10,684)	(10,190)
Amortization of debt issuance costs	14	367
Net amortization of premiums and discounts on mortgage loans	657	846
Accretion of non-recourse securitized obligation discount	1,184	—
Accretion of discount on U.S. Treasury securities	(224)	(181)
Non-cash equity compensation	630	541
Net change in:
Purchases of residential mortgage loans from affiliates	(32,036)	—
Purchases of residential mortgage loans from non-affiliates	(12,283)	—
Sale of residential mortgage loans into affiliate’s securitization trust	45,994	229,279
Principal payments on residential mortgage loans	11,177	18,328
Principal payments on residential mortgage loans in securitization trusts	22,794	18,916
Margin received from interest rate futures contracts and TBAs	3,855	6,662
Principal and interest receivable on residential mortgage loans	(3,093)	3,852
Other assets	(585)	(11)
Management fee payable to affiliate	(1,383)	(448)
Accrued expenses	134	(636)
Accrued expenses payable to affiliate	(491)	(822)
Income tax expense	287	—
Interest payable	(21)	(1,270)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	40,222	276,606
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(3,516)	(10,363)
Purchases of investments in RMBS, trading	(392,639)	—
Sale of investments in RMBS, available for sale	—	164
Sale of investments in RMBS, trading	392,362	—
Purchase of investment in U.S. Treasury securities	(149,741)	(399,456)
Investments in majority-owned affiliates	(1,736)	(11,466)
Principal payments on RMBS and CMBS securities	439	101
Maturity of U.S. Treasury securities	150,000	—
Principal payments on commercial mortgage loans	12	10
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,819)	(421,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(7,989)	(7,976)
Principal payments on non-recourse securitization obligation	(22,794)	(18,916)
Cash paid for debt issuance costs	(125)	—
Net proceeds from (repurchases of) securities sold under agreements to repurchase	(163)	389,670
Net proceeds from (payments on) notes payable	(6,608)	(200,618)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(37,679)	162,160

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,276)	17,756
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	44,496	39,861
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$42,220	$57,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$15,435	$18,210

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
The Company is a Maryland corporation incorporated on March 20, 2018. The Company achieves certain of its investment objectives by investing a portion of its assets in its wholly‑owned taxable REIT subsidiary, Angel Oak Mortgage REIT TRS, LLC, a Delaware limited liability company formed on March 21, 2018, which invests its assets in Angel Oak Mortgage Fund TRS, a Delaware statutory trust formed on June 15, 2018.

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

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”).

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

Use of Estimates
The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., fair value changes due to inputs and underlying assumptions as described in Note 9 — Fair Value Measurements, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain comparative period amounts in the condensed consolidated financial statements have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results of operations. Specifically, certain cash flows previously presented as cash flows from operating activities on the Consolidated Statements of Cash Flows for the three months-ended March 31, 2023, have been reclassified to cash flows from investing activities as Purchases of investments in majority-owned affiliates.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There were no recent ASUs that are expected to have a significant impact on the Company's condensed consolidated financial statements when adopted or had a significant impact on the Company's condensed consolidated financial statements upon adoption.
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

VIEs for Which the Company is the Primary Beneficiary

The Company entered into securitization transactions where it was determined that the Company has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company was the sole entity to contribute residential whole mortgage loans to these securitization vehicles.

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of March 31, 2024 and December 31, 2023:

As of:	March 31, 2024	December 31, 2023
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$2,533,008	$2,578,595
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors	1,619,051	1,619,051

Outstanding amount of Non-recourse securitization obligation, at carrying value	1,198,457	1,220,067
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(51,816)	(50,912)
Outstanding amount of Non-recourse securitization obligation, total	$1,146,641	$1,169,154
Weighted average fixed rate for Non-recourse securitization obligation issued	2.91%	2.91%
Face amount of Senior Support Certificates received by the Company	$91,330	$91,330
Cash received	$194,746	$194,746

During the three months ended March 31, 2024, the Company did not issue and retain bonds on our consolidated balance sheets for any securitization transaction for which the Company was the primary beneficiary.

As of March 31, 2024 and December 31, 2023, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $1.3 billion and $1.3 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets, respectively. As of March 31, 2024 and December 31, 2023, the aggregate carrying value of sold bonds issued by consolidated VIEs was $1.2 billion and $1.2 billion. These sold bonds are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions.

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

The securities received in the securitization transactions for which we are not the primary beneficiary were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “Other Assets” on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of AOMT securities held by the Company, and Note 13 - Other Assets, for investments in majority-owned affiliates (“MOAs”), as of March 31, 2024 and December 31, 2023 that were retained by the Company as a result of these securitization transactions.

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	($ in thousands)
Cost	$376,777	$393,443

Unpaid principal balance	$370,399	$386,872
Net premium on mortgage loans purchased	6,378	6,571
Change in fair value	(8,331)	(13,403)
Fair value	$368,446	$380,040

Weighted average interest rate	7.11%	6.78%

Weighted average contractual maturity (years)	28	29

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At times, various forms of margin maintenance may be required by certain financing facility counterparties. See Note 5 — Notes Payable.

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property ninety (90) or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of March 31, 2024 and December 31, 2023:

As of:	March 31, 2024	December 31, 2023
	($ in thousands)
Number of mortgage loans 90 or more days past due	8	7
Recorded investment in mortgage loans 90 or more days past due	$5,362	$5,754
Unpaid principal balance of loans 90 or more days past due	$5,301	$5,681

Number of mortgage loans in foreclosure	3	2
Recorded investment in mortgage loans in foreclosure	$2,895	$1,956
Unpaid principal balance of loans in foreclosure	$2,829	$1,889

4.    Investment Securities
As of March 31, 2024, investment securities were comprised of: (i) non‑agency RMBS (“AOMT RMBS”) and (ii) Freddie Mac and Fannie Mae whole pool agency RMBS (“Whole Pool Agency RMBS”, and together with AOMT RMBS, “RMBS”), and (iii) U.S. Treasury securities. The U.S. Treasury securities held by the Company as of March 31, 2024 subsequently matured on April 9, 2024.
The following table sets forth a summary of RMBS at cost as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
AOMT RMBS	$88,323	$84,957
Whole Pool Agency RMBS	$359,892	$391,964
The following tables sets forth certain information about the Company’s investments in RMBS at fair value as of March 31, 2024 and December 31, 2023:

	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
March 31, 2024:	(in thousands)
AOMT RMBS (1)
Mezzanine	$11,824	$(702)	$11,122
Subordinate	58,955	(19,726)	39,229
Interest Only/Excess	13,982	(1,830)	12,152
Retained RMBS in VIEs (2)	—	(22,243)	(22,243)
Total AOMT RMBS	$84,761	$(44,501)	$40,260
Whole Pool Agency RMBS (3)
Fannie Mae	$155,229	$—	$155,229
Freddie Mac	205,146	—	205,146
Whole Pool Total Agency RMBS	$360,375	$—	$360,375
Total RMBS	$445,136	$(44,501)	$400,635

(1)     AOMT RMBS held as of March 31, 2024 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $119.8 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.
(3)     The whole pool RMBS presented as of March 31, 2024 were purchased from a broker to whom the Company owes approximately $360 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker.

December 31, 2023	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$10,972	$(844)	$10,128
Subordinate	55,665	(19,812)	35,853
Interest Only/Excess	13,059	(1,871)	11,188
Retained RMBS in VIEs (2)	—	(22,116)	(22,116)
Total AOMT RMBS	$79,696	$(44,643)	$35,053
Whole Pool Agency RMBS (3)
Fannie Mae	$278,510	$—	$278,510
Freddie Mac	113,852	—	113,852
Whole Pool Total Agency RMBS	$392,362	$—	$392,362
Total RMBS	$472,058	$(44,643)	$427,415
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
(3)     The whole pool RMBS presented as of December 31, 2023 were purchased from a broker to whom the Company owes approximately $392 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker.
The following table sets forth certain information about the Company’s investments in U.S. Treasury securities as of March 31, 2024 and December 31, 2023:

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Effective Yield
	($ in thousands)
March 31, 2024	$150,000	$195	$149,805	$—	$149,805	5.19%
December 31, 2023	$150,000	$159	$149,841	$86	$149,927	5.30%

5.    Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of March 31, 2024 or December 31, 2023.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of the Company’s notes payable and drawn amounts for whole loan purchases as of March 31, 2024 and December 31, 2023:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		March 31, 2024	December 31, 2023
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.00% - 2.10%	$188,918	$206,183

Global Investment Bank 2 (2)	1 month Term SOFR	2.10% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.00% - 4.50%	95,084	84,427

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	—

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$284,002	$290,610
(1)     On March 25, 2024, this financing facility was extended through September 25, 2024 in accordance with the terms of the agreement, which contemplates six-month renewals, with an interest rate pricing spread of 2.00%. Prior to this extension the interest rate pricing spread was up to 2.10%.
(2)     On March 28, 2024 the amended and restated Master Repurchase Agreement was terminated and replaced with a new $250 million Master Repurchase Agreement which has a termination date of March 27, 2026. Further, the interest rate pricing margin will range from 2.10% to 3.35%, based on loan status, dwell time and other factors. Prior to this extension the interest rate pricing spread was up to 3.45%.
(3)     This financing facility has a termination date of November 7, 2024.
(4)     These master repurchase agreements expired by their terms on January 4, 2023.
(5)     This agreement expired by its terms on March 16, 2023.
The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2024:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$188,918	$411,082
Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	95,084	104,916
Total	$1,050,000	$284,002	$765,998

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.
6.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, in the amounts of $360 million and $392 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the first and fourth quarters of 2024 and 2023, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled on April 11, 2024 and January 16, 2024, respectively, at which time these assets were simultaneously sold.
The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled as they are noncash transactions.
7.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $0.3 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements as of March 31, 2024 and December 31, 2023:

March 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$148,992	5.50%	9
AOMT RMBS (1)	$44,501	6.96%	17
Total	$193,493	5.84%	11

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
U.S. Treasury Bills	$149,013	5.57%	10
AOMT RMBS (1)	$44,643	7.04%	16
Total	$193,656	5.91%	11

(1)     A portion of repurchase debt outstanding as of both March 31, 2024 and December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 - Investment Securities.
Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
8.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of March 31, 2024 and December 31, 2023 included both To-Be-Announced (“TBA”) securities and interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts under the Company’s sole control as of March 31, 2024 and December 31, 2023 included $2.4 million and $2.5 million, respectively. There was no TBA margin collateral required as of either March 31, 2024 or December 31, 2023.

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

Changes in the value of derivatives designed to protect against mortgage-backed securities fair value fluctuations, or economic hedging gains and losses, are reflected in the tables below. All realized and unrealized gains and losses on derivative contracts are recognized in earnings, in “net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS” for realized gains and losses, and “net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts” for unrealized gains and losses.

The Company considers the notional amounts, categorized by primary underlying risk, to be representative of the volume of its derivative activities.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of March 31, 2024 and December 31, 2023:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
March 31, 2024	Interest rate futures	1,714	$—	$636	$—	$171,400
March 31, 2024	TBAs	N/A	$—	$253	$—	$372,000

December 31, 2023	Interest rate futures	1,489	$—	$840	$—	$148,900
December 31, 2023	TBAs	N/A	$—	$494	$—	$386,700
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and March 31, 2023 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended March 31, 2024	Interest rate futures	$3,549	$204
Three Months Ended March 31, 2024	TBAs	$306	$241

Three Months Ended March 31, 2023	Interest rate futures	$8,374	$(9,121)
Three Months Ended March 31, 2023	TBAs	$(350)	$(14,052)
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

As of March 31, 2024, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K. Included in Note 10 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

The fair value of cash, restricted cash, principal and interest receivable, other assets (excluding investments in MOA’s), notes payable, securities sold under agreements to repurchase, amounts due to broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.
The Company’s “investments in majority-owned affiliates” included in other assets (see Note 13 — Other Assets) and a portion of “non-recourse securitization obligations, collateralized by residential mortgage loans” are held at amortized cost. The fair value of these assets and liabilities is disclosed further below in the section titled “Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure”.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$361,895	$6,551	$368,446
Residential mortgage loans in securitization trusts	—	1,186,339	14,871	1,201,210
Investments in securities
AOMT RMBS (1)	—	84,761	—	84,761
Whole Pool Agency RMBS	—	360,376	—	360,376
U.S Treasury Securities	149,805	—	—	149,805
Other Assets, at fair value (2)	—	11,782	—	11,782
Total assets, at fair value	$149,805	$2,005,153	$21,422	$2,176,380

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$728,082	$—	$728,082
Unrealized depreciation on futures contracts	(636)	—	—	(636)
Unrealized depreciation on TBAs	(253)	—	—	(253)
Total liabilities, at fair value	$(889)	$728,082	$—	$727,193
(1)     AOMT RMBS held as of March 31, 2024 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT commercial mortgage backed securities (“CMBS)” assets. All AOMT CMBS held as of March 31, 2024 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of March 31, 2024:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$6,551	Prepayment rate (annual CPR)	9.39% - 25.92%	15.60%
		Default rate	7.15% - 31.83%	14.05%
		Loss severity	(25.00)% - 32.16%	6.09%
		Expected remaining life	0.67 - 4.35 years	2.49 years

Residential mortgage loans in securitization trust, at fair value	$14,871	Prepayment rate (annual CPR)	4.95% - 19.23%	10.91%
		Default rate	9.77% - 28.13%	17.42%
		Loss severity	(17.50)% - 60.68%	4.00%
		Expected remaining life	0.67 - 4.41 years	2.59 years
Assets and Liabilities Held at Amortized Cost — Fair Value Disclosure

Portion of Non-Recourse Securitization Obligations, Collateralized by Residential Mortgage Loans — Held at Amortized Cost

To determine the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, net, held at amortized cost, the Company uses the same method of valuation as described in the Annual Report on Form 10-K, Note 10 — Fair Value Measurements for both the portion of the obligation measured at fair value and the portion of the obligation held at amortized cost, for which fair value is disclosed below.

As of March 31, 2024, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.15 billion and $1.07 billion, respectively, a difference of approximately $86.1 million (which includes AOMT 2022-1, AOMT 2022-4, and AOMT 2023-4, which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $80.6 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of March 31, 2024 was approximately $18.0 million and $22.8 million, respectively. The amortized cost and fair value of these investments as of December 31, 2023 was approximately $16.2 million and $16.7 million, respectively.

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

The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2023:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$6,036	Prepayment rate (annual CPR)	6.86% - 19.93%	13.40%
		Default rate	12.69% - 13.64%	13.16%
		Loss severity	(25.00)% - 40.13%	4.12%
		Expected remaining life	0.67 - 4.09 years	2.22 years

Residential mortgage loans in securitization trust, at fair value	$13,263	Prepayment rate (annual CPR)	5.97% - 20.71%	12.32%
		Default rate	4.38% - 28.66%	16.92%
		Loss severity	(13.99)% - 19.60%	4.14%
		Expected remaining life	0.67 - 5.67 years	2.72 years

10.    Related Party Transactions
Residential Mortgage Loan Purchases
The Company has residential loan purchase agreements with various affiliates of the Company. The purchase price of the loans is generally equal to the outstanding principal of the mortgage, adjusted by a premium or discount, depending on market conditions. The Company purchases the mortgage loans on a servicing released basis.
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of March 31, 2024 and December 31, 2023:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year End (1):
	($ in thousands)
March 31, 2024	$32,036	96	650

December 31, 2023	$199,793	475	589
(1)     Excludes loans held in consolidated securitizations.
Securitization Transactions and Majority-Owned Affiliate
From time to time, the Company participates in securitization transactions with other affiliates of Angel Oak Capital. See Note 2 — Variable Interest Entities, “VIEs for Which the Company is Not the Primary Beneficiary” and Note 13 — Other Assets.
Management Fee
The Company’s management agreement, effective as of June 21, 2021, by and among the Company, the Operating Partnership, and the Manager (the “Management Agreement”), provides that the Company will pay the Manager, in arrears, on a quarterly basis, an aggregate fixed management fee equal to 1.5% per annum of the Company’s Equity (as is defined in the Management Agreement).
Incentive Fee
Under the Management Agreement, the Manager is also entitled to an incentive fee, which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 15% and (b) the excess of (i) the Company’s Distributable Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) the Company’s Equity (as defined in the Management Agreement)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive fee earned by the Manager with respect to the first three calendar quarters of such previous 12-month period. To date, the incentive fee has not been earned and no expense has been recognized in the Company’s financial statements.
Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements to an affiliate of the Manager.
11.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2024, the Company was not aware of any legal claims that could materially impact its financial condition. As of March 31, 2024, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of March 31, 2024, the Company has a total purchase commitments of $80.1 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit.

12.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three months ended March 31, 2024 and 2023, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(in thousands)
AOCI balance, beginning of period	$(4,975)	$(21,127)
Net unrealized gain/(loss) on AFS securities	1,703	14,804
AOCI balance, end of period	$(3,272)	$(6,323)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	($ in thousands)
Investments in Majority-Owned Affiliates	$18,021	$16,232
Commercial Mortgage Loans	5,229	5,219
CMBS	6,553	6,592
Deferred tax asset	3,457	3,457
Prepaid expenses	940	1,137
Protective advances and other assets	347	285
Total other assets	$34,547	$32,922

Investments in Majority-Owned Affiliates (“MOA”)

In 2023 and the first quarter of 2024, the Company participated in securitization transactions AOMT 2023-1, AOMT 2023-5, AOMT 2023-7, and AOMT 2024-3, which involved MOAs in which the Company received investments of 41.21%, 34.42%, 10.35%, and 10.98%, respectively, in each case proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost. The investment will be tested for impairment at least annually utilizing undiscounted cash flows of the underlying risk retention bonds. See Note 9 — Fair Value Measurements.

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of March 31, 2024 and December 31, 2023, the cost and unpaid principal balance of the assets was $5.6 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.24% with a weighted average maturity of 12 years, as of March 31, 2024. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of March 31, 2024 or December 31, 2023.
Commercial Mortgage Backed Securities

CMBS are held at fair value. As of March 31, 2024 and December 31, 2023, the cost of these assets were $6.3 million and $6.3 million, with a fair value of $6.6 million and $6.6 million, respectively. There was no repurchase debt held against these assets at March 31, 2024 or December 31, 2023.

14.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

For the three months ended March 31, 2024, there were 186,886 anti-dilutive outstanding restricted stock awards and 123,767 performance-based restricted stock units. To date we have expensed $0.1 million related to the performance-based restricted stock units based on current market conditions. However, these units were not included in the diluted weighted average common shares outstanding.

For the three months ended March 31, 2023, there were no anti-dilutive outstanding restricted stock awards, although the market-based “total stockholder return” conditions for 64,096 performance-based restricted stock units had not been achieved and thus these units were not included in the diluted weighted average common shares outstanding.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$12,874	$530
Dividends allocated to participating securities	(60)	(85)
Net income (loss) to common stockholders - basic	$12,814	$445
Basic weighted average common shares outstanding	24,775,815	24,662,737
Basic earnings (loss) per common share	$0.52	$0.02

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$12,874	$530
Dividends allocated to participating securities	(60)	(85)
Net income (loss) to common stockholders - diluted	$12,814	$445
Basic weighted average common shares outstanding	24,775,815	24,662,737
Net effect of dilutive equity awards	189,459	262,620
Diluted weighted average common shares outstanding	24,965,274	24,925,357
Diluted earnings (loss) per common share	$0.51	$0.02

15.    Subsequent Events

On April 11, 2024, the Company securitized residential mortgage loans with an unpaid principal balance of $300 million in the issuance of AOMT 2024-4. Similar to certain previous securitizations, the Company will consolidate the VIE used to facilitate this transaction. See Note 2 “Variable Interest Entities” for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with financing transactions.

On May 7, 2024, the Company declared a dividend of $0.32 per share of common stock, to be paid on May 31, 2024 to common stockholders of record as of May 22, 2024.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•the departure of any of the members of senior management of the Company, our Manager, or Angel Oak;

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

Important Information Regarding Our Disclosure to Investors

We may use our website (www.angeloakreit.com) to communicate with our investors and disclose company information. The information disclosed through our website may be considered material, so investors should monitor our website in addition to press releases, SEC filings and public conference calls and webcasts. The contents of our website referenced herein are not incorporated by reference into this report.

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
We are externally managed and advised by our Manager, Falcons I, LLC, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Mortgage Lending, an affiliated Angel Oak mortgage origination platform, is a market leader in non‑QM loan production.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

2024 kicked off with optimism around federal funds rate cuts over the course of the year, with variability in analyst projections of the number and size of rate reductions. However, in the first quarter, stubborn employment and inflation readings have delayed market expectations for when the Federal Reserve Bank (“Fed”) will begin to cut rates. In its May 2024 meeting, the Fed indicated that it still expects to cut rates in 2024, but the timing has been pushed to later in the year versus the initial analyst consensus.

30 year fixed residential conforming mortgage rates increased over the course of the first quarter, ending just below 7% before increasing back above 7% after the end of the quarter. Additionally, a new set of rules announced in conjunction with a landmark $418 million legal settlement by the National Association of Realtors will prohibit agent’s compensation from being included on multiple listing services (MLS), end a requirement that brokers subscribe to MLS, and introduce a requirement that MLS participants enter into written agreements with their buyers. Taken together, the effect is expected to drive down broker commissions and increase home purchases when implemented in July 2024.
The two-year and five-year Treasury yields each experienced a modest increase of approximately 37 basis points during the first quarter, which, combined with relatively muted volatility, had a limited impact on the valuation of our portfolio. Net of new loan purchases and securitizations, we observed an increase of approximately 124 basis points in the weighted average price of our residential whole loans portfolio during the first quarter. Additionally, we have increased the weighted average coupon of our residential whole loans portfolio by 33 basis points since the end of 2023 to 7.11% as of the end of the first quarter of 2024. The AOMT 2024-4 securitization executed subsequent to March 31, 2024 reduced the unpaid principal balance of our residential whole loans portfolio by over 75%. Consistent with our loan acquisition and securitization process, we are refilling the balance of our residential whole loans portfolio with high-quality, current market coupon loans that we expect to contribute to future securitization transactions.

Our investment performance

Net Interest Margin (“NIM”). Despite holding fewer target assets in the first quarter of 2024 as compared to the first quarter of 2023, an increase in the yield of our target assets generated greater interest income than the first quarter of 2023. Borrowings on our whole loan portfolio decreased as well, reducing our overall interest expense, despite continued high variable interest rates in the first quarter of 2024 compared to the first quarter of 2023.

Net realized loss. Our net realized loss for the quarter ended March 31, 2024 was primarily due to a realized loss on the sale of whole loans contributed into the AOMT 2024-3 securitization in which we participated. As this securitization did not result in consolidation of the AOMT 2024-3 VIE entity, we recognized a loss on the sale of these loans. This was partially offset by realized gains on the economic hedges of our interest rate futures and To-Be-Announced (“TBA”) securities.

Net unrealized gain. Our net unrealized gain in the first quarter of 2024 was primarily due to an increase in the valuation of our residential whole loans and loans in securitization trust portfolios, as well as the reversal of the unrealized loss (and thereby the recognition of net realized loss discussed above) on the sale of residential mortgage loans into the AOMT 2024-3 securitization.

Whole loans and securitization activity

During the quarter ended March 31, 2024, we purchased $43.2 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 8.14%, weighted average loan-to-value ratio (“LTV”)of 68.7% and weighted average credit score of 747.

In March 2024, we participated in AOMT 2024-3, an approximately $439.6 million scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $48.7 million. We participated in this securitization alongside other Angel Oak entities, and may strategically enter into similar securitizations in the future.

Subsequent to March 31, 2024, we issued AOMT 2024-4, an approximately $300 million scheduled principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2024-4 as the sole participant in the securitization. As the primary beneficiary we have consolidated the AOMT 2024-4 securitization, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of the applicable balance sheet date.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See Liquidity and Capital Resources, for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of March 31, 2024 Highlights of whole loan financing facilities activity over the first quarter of 2024 are as follows:

•During the quarter ended March 31, 2024, we maintained the same whole loan financing facility lender base as of December 31, 2023.
•During the quarter ended March 31, 2024, we (i) renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods simultaneously decreasing the interest rate pricing margin and (ii) replaced our existing $250 million loan financing facility with Global Investment Bank 2 with a new $250 million loan financing facility with Global Investment Bank 2.

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

We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the management agreement (the “Management Agreement”) that we and the Operating Partnership entered into with our Manager upon the completion of our IPO on June 21, 2021. For information on the fees that are payable to our Manager under the Management Agreement, see “Note 10 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.
Distributable Earnings were approximately a gain of $2.8 million and a loss of $9.1 million for the three months ended March 31, 2024 and 2023, respectively. The primary drivers of this quarter’s Distributable Earnings as compared to GAAP net income are the adjustments to remove unrealized gains associated with our residential loans and residential loans in securitization trusts and non-recourse securitization obligation portfolios.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net income (loss) allocable to common stockholders	$12,874	$530
Adjustments:
Net unrealized (gains) losses on trading securities	1	(1,605)
Net unrealized (gains) losses on derivatives	(445)	24,536
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(5,147)	6,327
Net unrealized (gains) losses on residential loans	(5,071)	(39,437)
Net unrealized (gains) losses on commercial loans	(22)	(11)
Non-cash equity compensation expense	630	541
Distributable Earnings	$2,820	$(9,119)

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	($ in thousands)
Annualized Distributable Earnings	$11,280	$(36,476)
Average total stockholders’ equity	259,715	240,684
Distributable Earnings Return on Average Equity	4.3%	(15.2)%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands except for share and per share data)
Total stockholders’ equity	$263,324	$256,106
Number of shares of common stock outstanding at period end	24,965,274	24,965,274
Book value per share of common stock	$10.55	$10.26

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$263,324	$256,106
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	80,599	81,942
Stockholders’ equity including economic book value adjustments	$343,923	$338,048

Number of shares of common stock outstanding at period end	24,965,274	24,965,274
Book value per share of common stock	$10.55	$10.26
Economic book value per share of common stock	$13.78	$13.54

Results of Operations

Three Months Ended March 31, 2024 and 2023

The following table sets forth a summary of our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
INTEREST INCOME, NET
Interest income	$25,212	$23,740
Interest expense	16,633	16,941
NET INTEREST INCOME	$8,579	$6,799

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(1,422)	$(10,843)
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option (see Financial Statements — Note 2), and derivative contracts	10,684	10,190
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$9,262	$(653)

EXPENSES
Operating expenses	$1,999	$2,204
Operating expenses incurred with affiliate	515	466
Due diligence and transaction costs	49	—
Stock compensation	630	541
Securitization costs	174	883
Management fee incurred with affiliate	1,313	1,522
Total operating expenses	$4,680	$5,616

INCOME (LOSS) BEFORE INCOME TAXES	$13,161	$530
Income tax expense	287	—
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$12,874	$530
Other comprehensive income (loss)	1,703	14,804
TOTAL COMPREHENSIVE INCOME (LOSS)	$14,577	$15,334

Net Interest Income

The following table sets forth the components of net interest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024		March 31, 2023
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$6,432	$383,233	$7,692	$605,469
Residential mortgage loans in securitization trusts	14,546	1,211,143	12,220	1,031,245
Commercial mortgage loans	72	5,215	122	9,460
RMBS and Majority-Owned Affiliate	3,103	178,444	2,930	285,009
CMBS	418	6,571	317	6,193
U.S. Treasury securities	224	17,224	181	20,741
Other interest income	417	39,553	278	35,870
Total interest income	25,212		23,740
Interest expense
Notes payable	5,460	293,300	8,596	491,867
Non-recourse securitization obligation, collateralized by residential mortgage loans	10,198	1,157,431	7,647	1,011,333
Repurchase facilities	975	69,254	698	70,968
Total interest expense	16,633		16,941
Net interest income	$8,579		$6,799

Net interest income for the three months ended March 31, 2024 and 2023 was $8.6 million and $6.8 million, respectively. Interest income increased in the three months ended March 31, 2024 as compared to the same period in 2023, primarily due higher interest income generated from a larger asset balance of residential mortgage loans in securitization trusts. Meanwhile, interest expense was relatively flat, with less expense associated with notes payable offset by increased expense associated with non-recourse securitization obligation, collateralized by residential mortgage loans as compared to the same period in 2023.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended March 31, 2024 and 2023 are set forth as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$4,389	$(7,084)
Realized gain (loss) on RMBS	(266)	(91)
Unrealized gain (loss) on Whole Pool Agency RMBS	(289)	1,610
Realized gain (loss) on CMBS	(45)	(49)
Realized gain (loss) on interest rate futures	3,549	8,374
Realized and unrealized gain (loss) on TBAs	547	(14,402)
Realized and unrealized gain (loss) on residential mortgage loans	1,367	21,467
Realized and unrealized gain (loss) on commercial mortgage loans	21	11
Realized and unrealized loss on U.S. Treasury securities	(86)	(5)
Unrealized appreciation (depreciation) on interest rate futures	204	(10,484)
Realized gain/(loss) on AOMT MOA	(129)	—
Total realized and unrealized gains (losses), net	$9,262	$(653)

For the three months ended March 31, 2024 and 2023, total realized and unrealized gains and (losses), net resulted in a net gain of $9.3 million and losses of $0.7 million, respectively. During the three months ended March 31, 2024, gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation, interest rate futures, and residential mortgage loans drove the overall gain to our portfolio. During the three months ended March 31, 2023, increased optimism and stability in interest rate markets drove gains in the valuation of our residential mortgage loans portfolio which were offset by losses associated with TBAs and interest rate futures.

Expenses

Operating Expenses

For the three months ended March 31, 2024 and 2023, our operating expenses were $2.0 million and $2.2 million, respectively. Our operating expenses decreased compared to the comparative period due to cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loans.

Operating Expenses Incurred with Affiliate

For the three months ended March 31, 2024 and 2023, our operating expenses incurred with affiliate were $0.5 million and $0.5 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, were relatively flat in the first three months of 2024 compared to the first three months of 2023.

Due Diligence and Transaction Costs

For the three months ended March 31, 2024 and 2023, our due diligence and transaction costs were $49.5 thousand and $0.0 thousand, respectively. Our due diligence and transaction expenses increased slightly over the comparative period as we did not purchase any whole loans during the three months ended March 31, 2023.

Stock Compensation

For the three months ended March 31, 2024 and 2023, our stock compensation expense was $0.6 million and $0.5 million, respectively. Our stock compensation expense increased for the three months ended March 31, 2024 due to an increase in the estimated impact for outstanding performance-based restricted stock unit awards.

Securitization Costs

For the three months ended March 31, 2024 and 2023, we incurred $0.2 million and $0.9 million of securitization costs, respectively. The expense incurred in both periods was a proportional allocation of expenses in conjunction with our share of the loans contributed to the AOMT 2024-3 securitization in the first quarter of 2024 and AOMT 2023-1 securitization in the first quarter of 2023, respectively.

Management Fee Incurred with Affiliate

For the three months ended March 31, 2024 and 2023, our management fee incurred with affiliate was $1.3 million and $1.5 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the three months ended March 31, 2024 as compared to the same period in 2023. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP, which has caused Equity (as defined in the Management Agreement) to decrease.

Our Portfolio

As of March 31, 2024, our portfolio consisted of approximately $2.0 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of March 31, 2024:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$368,446	$284,002	$84,444	32.1%
Residential mortgage loans in securitization trust	1,201,210	1,146,641	$54,569	20.7%
Total whole loan portfolio	$1,569,656	$1,430,643	$139,013	52.8%

Investment securities
RMBS	$445,136	$44,501	$400,635	152.1%
U.S. Treasury securities	149,805	148,992	813	0.3%
Total investment securities	$594,941	$193,493	$401,448	152.4%

Investment in Majority-Owned Affiliate	$18,021	$—	$18,021	6.8%

Total investment portfolio	$2,182,618	$1,624,136	$558,482	212.1%
Target assets (1)	$2,032,813	$1,475,144	$557,669	211.8%

Cash	$39,421	$—	$39,421	15.0%
Other assets and liabilities (2)	(334,580)	—	(334,580)	(127.1)%
Total	$1,887,459	$1,624,136	$263,323	100.0%

(1)     “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliates.
(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $359.9 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

As of December 31, 2023, our portfolio consisted of approximately $2.1 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2023:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$380,040	$290,610	$89,430	34.9%
Residential mortgage loans in securitization trust	1,221,067	1,169,154	51,913	20.3%
Total whole loan portfolio	$1,601,107	$1,459,764	$141,343	55.2%

Investment securities
RMBS	$472,058	44,643	$427,415	166.9%
Investment in Majority-Owned Affiliates	16,232	—	16,232	6.3%
U.S. Treasury Securities	149,927	149,013	914	0.4%
Total investment securities	$638,217	$193,656	$444,561	173.6%

Total investment portfolio	$2,239,324	$1,653,420	$585,904	228.8%
Target assets (1)	$2,089,397	$1,504,407	$585,904	228.8%

Cash	$41,625	$—	$41,625	16.2%
Other assets and liabilities (2)	(371,423)	—	(371,423)	(145.0)%
Total	$1,909,526	$1,653,420	$256,106	100.0%

(1)     “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliates.
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
Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of March 31, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$6 - $3,357	$441
Interest rate	2.99% - 12.50%	7.11%
Maturity date	9/27/2048 - 11/27/2063	October 2053
FICO score at loan origination	628 - 825	748
LTV at loan origination	9.1% - 90.0%	70.0%
DTI at loan origination	1.94% - 59.1%	30.6%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	2.2%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$18 - $3,410	$492
Interest rate	2.99% - 12.50%	6.8%
Maturity date	9/27/2048 - 11/27/2063	December 2053
FICO score at loan origination	624 - 825	748
LTV at loan origination	9.00% - 90.00%	69.4%
DTI at loan origination	1.90% - 59.10%	30.9%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.9%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of March 31, 2024:

150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

# of Loans
350
300
250
200
150
100
50
0
< 3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2023:

150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

350
300
250
200
150
100
50
0
# of Loans
<3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of March 31, 2024, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of March 31, 2024:

Investor Loans, 32%
Loans Made to Bank Statement Borrowers, 50%
Just Missed Prime, 19%

Full Documentation and Other Loans, 19%
Loans Made to Bank Statement Borrowers, 50%
Investor Loans, 32%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of March 31, 2024. Numbers presented may add to more than 100% due to rounding.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2023, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2023:

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2023. Numbers presented may add to more than 100% due to rounding.

Residential Mortgage Loans Held in Securitization Trusts
The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2024:

($ in thousands)
UPB	$1,312,169
Fair Value	$1,201,210
Number of loans	3,053
Weighted average loan coupon	4.66%
Average loan amount	$432
Weighted average LTV at loan origination and deal date	68.0%
Weighted average credit score at loan origination and deal date	742
Current 3-month constant prepayment rate (“CPR”) (1)	5.0%
Percentage of loans 90+ days delinquent (based on UPB)	1.3%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2024 (percentages based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2024. Numbers presented may add to more than 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2023:

($ in thousands)
UPB	$1,334,963
Fair Value	$1,221,067
Number of loans	3,112
Weighted average loan coupon	4.7%
Average loan amount	$429
Weighted average LTV at loan origination and deal date	68.0%
Weighted average credit score at loan origination and deal date	742
Current 3-month CPR	5.6%
Percentage of loans 90+ days delinquent (based on UPB)	1.0%

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2023 (percentages based on the aggregate unpaid principal balance of such loans):

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of March 31, 2024, unless otherwise stated:

	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations
	($ in thousands)
UPB of loans	$318,671	$164,661	$1,168,534	$436,161
Number of loans	1,156	503	2,245	936
Weighted average loan coupon	7.10%	5.80%	5.30%	5.30%
Average loan amount	$276	$327	$521	$466
Weighted average LTV at loan origination and deal date	69.5%	74.1%	69.2%	69.3%
Weighted average credit score at loan origination and deal date	707	720	731	733
Current 3-month CPR (1, 6)	12.9%	3.9%	6.5%	7.7%
90+ day delinquency (as a % of UPB)	8.3%	3.4%	0.9%	0.1%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.4%	1.3%	0.9%	0.1%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	52.6%	—%	69.9%	70.4%
Fair value of first loss piece (3,5)	$18,057	$21,389	$52,531	$31,406
Investment thickness (4)	19.92	18.84	7.27	10.15
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
(5)     The fair value of the first loss pieces presented for AOMT 2023-1, AOMT 2023-5, AOMT 2023-7, and AOMT 2024-3 is the total at risk for the Majority-Owned Affiliates.
(6)     AOMT 2024-3 reflects the one-month CPR.

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2023, unless otherwise stated:

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

(6) AOMT 2023-5 reflects one-month CPR.

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of March 31, 2024:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$11,824	$—	$11,824	$702	$—	$702	$11,122	$—	$11,122
Subordinate	58,955	—	58,955	19,726	—	19,726	39,229	—	$39,229
Interest only / excess	13,982	—	13,982	1,830	—	1,830	12,152	—	$12,152
Whole pool (2)	—	360,375	360,375	—	—	—	—	360,375	$360,375
Retained RMBS in VIEs (3)	—	—	—	22,243	—	22,243	(22,243)	—	(22,243)
Subtotal	$84,761	$360,375	$445,136	$44,501	$—	$44,501	$40,260	$360,375	$400,635
Investment in Majority Owned Affiliates	$18,021	$—	$18,021	$—	$—	$—	$18,021	$—	$18,021
Total	$102,782	$360,375	$463,157	$44,501	$—	$44,501	$58,281	$360,375	$418,656

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
(2)     The whole pool RMBS presented as of March 31, 2024 were purchased from a broker to whom the Company owes approximately $360.0 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.
(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $119.8 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.
The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of December 31, 2023:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$10,972	$—	$10,972	$844	$—	$844	$10,128	$—	$10,128
Subordinate	55,665	—	55,665	19,812	—	19,812	35,853	—	$35,853
Interest only / excess	13,059	—	13,059	1,871	—	1,871	11,188	—	$11,188
Whole pool (2)	—	392,362	392,362	—	—	—	—	392,362	$392,362
Retained RMBS in VIEs (3)	—	—	—	22,116	—	22,116	(22,116)	—	(22,116)
Subtotal	$79,696	$392,362	$472,058	$44,643	$—	$44,643	$35,053	$392,362	$427,415
Investment in Majority Owned Affiliates	$16,232	$—	$16,232	$—	$—	$—	$16,232	$—	$16,232
Total	$95,928	$392,362	$488,290	$44,643	$—	$44,643	$51,285	$392,362	$443,647

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of December 31, 2023 were purchased from a broker to whom the Company owes approximately $392.0 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the period ended March 31, 2024:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$10,972	$55,665	$13,059	$392,362	$472,058
Acquisitions:
Retained bonds received in securitizations	—	1,338	1,713	465	—	3,516
Third party securities	—	—	—	—	359,892	359,892
Effect of principal payments / called deals	—	(201)		—	(392,362)	(392,563)
IO and excess servicing prepayments	—	—	—	(341)	—	(341)
Changes in fair value, net	—	(285)	1,577	798	483	2,573
Ending fair value	$—	$11,824	$58,955	$13,981	$360,375	$445,135

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2023:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338
Acquisitions:
Retained bonds received in securitizations	—	9,831	4,880	3,530	—	18,241
Third party securities	—	—	—	—	1,741,864	1,741,864
Effect of principal payments / called deals	—	(869)	—	—	(2,339,028)	(2,339,897)
IO and excess servicing prepayments	—	—	—	(1,396)	—	(1,396)
Changes in fair value, net	—	52	1,207	501	(3,852)	(2,092)
Ending fair value	$—	$10,972	$55,665	$13,059	$392,362	$472,058

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of March 31, 2024)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2024. Numbers presented may add to more than 100% due to rounding.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	($ in thousands)
UPB of loans	$109,742	$112,302
Number of loans	142	145
Weighted average loan coupon	7.5%	7.5%
Average loan amount	$773	$774
Weighted average LTV at loan origination and deal date	56.2%	56.2%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Subordinate	2,706	—	2,706	2,706	—	2,706
Interest only / excess	3,886	—	3,886	3,886	—	3,886
Total	$6,592	$—	$6,592	$6,592	$—	$6,592

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

Description of Existing Financing Arrangements
As of March 31, 2024, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.1 billion. During the quarter ended March 31, 2024, we renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods simultaneously decreasing the interest rate pricing margin and replaced our existing $250 million loan financing facility with Global Investment Bank 2 with a new $250 million loan financing facility with Global Investment Bank 2 Borrowings under warehouse loan financing lines (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of March 31, 2024, the advance rates (when required) of our three active lenders ranged from 65% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price for a specific loan financing facility as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of March 31, 2024 was $10.0 million.
A description of each loan financing facility in place during the quarter ended March 31, 2024 is set forth as follows:
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
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of March 31, 2024, the termination date of the master repurchase agreement was September 25, 2024.
The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread, as of March 25, 2024, 2.00% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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
Global Investment Bank 2 Loan Financing Facility. On March 28, 2024, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”), replacing the existing master repurchase agreement with Global Investment Bank 2 entered into on February 13, 2020. Our two subsidiaries are each considered a “Seller” under this agreement. Pursuant to the agreement, on of our subsidiaries may sell to Global Investment Bank 2, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement is set to terminate on March 27, 2026, unless terminated earlier pursuant to the terms of the agreement.

The principal amount paid by Global Investment Bank 2 for each mortgage loan is based on a percentage of the market value, cost‑basis value, or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, our subsidiaries are required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) the greater of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 2.10% to 3.35%.
he obligations of the subsidiaries under the master repurchase agreement are guaranteed by the Company pursuant to a guaranty executed contemporaneously with the master repurchase agreement. In addition, and similar to other repurchase agreements that the Company has entered into, the Company is subject to various financial and other covenants, including those relating to (1) maintenance of a minimum tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity.
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
Global Investment Bank 3 Loan Financing Facility. On October 24, 2018, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”) for which we serve as guarantor of our subsidiaries’ obligations . Our subsidiaries, are each considered a “Seller” under this agreement. Pursuant to the initial agreement, our subsidiaries could sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans, although Global Investment Bank 3 was under no obligation to purchase the loans our subsidiaries offered to sell to them.
On January 1, 2022, the facility was amended to transition the reference rate from a LIBOR-based index to Compound SOFR. Compound SOFR is determined on a one-month basis and is defined as a daily rate as determined by Global Investment Bank 3 to be the “USD-SOFR-Compound” rate as defined in the International Swaps and Derivatives Association, Inc. definitions.
On November 7, 2023, the facility’s termination date was extended to November 7, 2024. In addition, the base interest rate spread was reduced to 1.80% plus a 0.20% index spread adjustment. The advance rate for performing non-seasoned loans was increased to 85%.
The loan financing line is marked-to-market at fair value, where Global Investment Bank 3 retains the right to determine the market value of the mortgage loan collateral in its sole and good faith discretion and in a commercially reasonable manner and is under no obligation to purchase the eligible mortgage loans we offered to sell to them. Further, the principal amount paid by Global Investment Bank 3 for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less.
The Agreement contains margin call provisions that provide Global Investment Bank 3 with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under those provisions, Global Investment Bank 3 could require us or our subsidiaries to transfer cash sufficient to eliminate any margin deficit resulting from such a decline.
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
We and our subsidiaries are also required to pay certain customary fees to Global Investment Bank 3 and to reimburse Global Investment Bank 3 for certain costs and expenses incurred in connection with its structuring, management, and ongoing administration of the agreement.
Institutional Investors A and B Static Loan Pool Financing. On October 4, 2022, the Company and a subsidiary entered into two separate master repurchase facilities with two affiliates of an institutional investor (“Institutional Investors A and B”) regarding a specific pool of whole loans with financing of approximately $168.7 million on approximately $239.3 million of unpaid principal balance. The Company repaid these financing facilities in full on January 4, 2023, at which time the facilities were terminated pursuant to their terms.

Regional Bank 1 Loan Financing Facility. On December 21, 2018, we and one of our subsidiaries entered into a master repurchase agreement with a regional bank (“Regional Bank 1”). This financing facility was substantially unused, and expired by its terms on March 16, 2023.
The following table sets forth the details of our financing lines as of each of March 31, 2024 and December 31, 2023:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		March 31, 2024	December 31, 2023
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	2.00% - 2.10%	$188,918	$206,183

Global Investment Bank 2 (2)	1 month Term SOFR	2.10% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.00% - 4.50%	95,084	84,427

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	—

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$284,002	$290,610
(1)     On March 25, 2024, this financing facility was extended through September 25, 2024 in accordance with the terms of the agreement, which contemplates six-month renewals, with an interest rate pricing spread of 2.00%. Prior to this extension the interest rate pricing spread was up to 2.10%.
(2)     On March 28, 2024 the amended and restated Master Repurchase Agreement was terminated and replaced with a new $250 million Master Repurchase Agreement which has a termination date of March 27, 2026. Further, the interest rate pricing margin will range from 2.10% to 3.35%, based on loan status, dwell time and other factors. Prior to this extension the interest rate pricing spread was up to 3.45%.
(3)     This financing facility has a termination date of November 7, 2024.
(4)     These agreements expired by their terms on January 4, 2023.
(5)     This agreement expired by its terms on March 16, 2023.
The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2024:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$188,918	$411,082

Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	95,084	104,916

Total	$1,050,000	$284,002	$765,998

Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.March 31, 2024, this financing facility had no unused borrowing capacity as the outstanding borrowings were based on static pools of mortgage loans.
Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of March 31, 2024 and December 31, 2023:

March 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$148,992	5.50%	9
RMBS (1)	$44,501	6.96%	17
Total	$193,493	5.84%	11

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	44,643	7.04%	16
Total	$193,656	5.91%	11
(1) A portion of repurchase debt outstanding as of both March 31, 2024 and December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
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
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q2 2022	128,365	92,598	132,629
Q3 2022	67,454	50,988	67,454
Q4 2022	52,544	56,426	63,357
Q1 2023	442,214	180,165	442,214
Q2 2023	340,701	101,731	340,701
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656
Q1 2024	193,493	69,254	193,493

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
Securitization Transactions
In March 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 60% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-3 issued approximately $439.6 million in face value of bonds. Our proportionate share of 10.98% of the retained bonds and investments in majority owned affiliates (“MOAs”) was approximately $4.0 million, including a retained discount on issuance of approximately $0.9 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $35.9 million and retained cash of $4.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-3 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of March 31, 2024.

In December 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 60% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-7 issued approximately $397.2 million in face value of bonds. Our proportionate share of 10.36% of the retained bonds and investments in MOAs was approximately $3.5 million, including a retained discount on issuance of approximately $1.4 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $30.9 million and retained cash of $3.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2023-7 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of March 31, 2024.
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
We derecognized the mortgage loans sold in AOMT 2023-5 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of March 31, 2024.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2023-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of March 31, 2024.
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
We derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our consolidated balance sheet as of March 31, 2024.

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
Cash Availability
Cash and cash equivalents

Our cash balance as of March 31, 2024 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to fund margin calls on our mark to market financing facilities or our economic hedge agreements, should such margin calls occur. Due to the conversion of our financing facility with Global Investment Bank 3 to a static pool financing facility, which limited our mark-to-market exposure, some of our cash was restricted, as further described below, and held in an economic interest rate hedging account for the benefit of Global Investment Bank 3, for its benefit and under its control.

We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $2.8 million as of March 31, 2024 was comprised of: $0.1 million was held for the benefit of Global Investment Bank 3, the majority of which balance is in an economic interest rate hedging account under the control of Global Investment Bank 3, and may be drawn by Global Investment Bank 3 at its discretion, $2.4 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $0.3 million.

Restricted cash of approximately $2.9 million as of December 31, 2023 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $0.3 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2023.

Cash Flows

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash flows provided by (used in) operating activities	$40,222	$276,606
Cash flows provided by (used in) investing activities	$(4,819)	$(421,010)
Cash flows provided by financing activities	$(37,679)	$162,160
Net increase in cash and restricted cash	$(2,276)	$17,756

The cash provided by operating activities of $40.2 million for the three months ended March 31, 2024 as compared to the cash provided of $276.6 million for the three months ended March 31, 2023 was primarily due to the volume of residential mortgage loans sold into affiliate’s securitization trust during the first three months of 2023, as compared to 2024.

The use of investing cash flows of $(4.8) million for the three months ended March 31, 2024 as compared to cash provided by investing activities of $(421.0) million for the three months ended March 31, 2023 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period of 2023.

Financing cash flows used of $(37.7) million for the three months ended March 31, 2024 as compared to $162.2 million provided for the three months ended March 31, 2023 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” section in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2023. Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended March 31, 2024.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Third Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE REIT, INC.

Date: May 8, 2024	By:	/s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)