Form 10-Q
period 2024-06-30
Angel Oak Mortgage REIT, Inc.
filed 2024-08-07
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

404-953-4900
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AOMR	New York Stock Exchange
9.500% Senior Notes due 2029	AOMN	New York Stock Exchange

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

The registrant had 23,322,816 shares of common stock, $0.01 par value per share, outstanding as of August 7, 2024.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	June 30, 2024	December 31, 2023
ASSETS
Residential mortgage loans - at fair value	$158,940	$380,040
Residential mortgage loans in securitization trusts - at fair value	1,447,901	1,221,067
RMBS - at fair value	266,752	472,058
U.S. Treasury securities - at fair value	149,957	149,927
Cash and cash equivalents	43,956	41,625
Restricted cash	2,146	2,871
Principal and interest receivable	6,174	7,501
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	1,702	—
Other assets	36,246	32,922
Total assets	$2,113,774	$2,308,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$101,200	$290,610
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,372,272	1,169,154
Securities sold under agreements to repurchase	201,051	193,656
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	—	1,334
Due to broker	181,847	391,964
Accrued expenses	653	985
Accrued expenses payable to affiliate	397	748
Interest payable	460	820
Income taxes payable	78	1,241
Management fee payable to affiliate	10	1,393
Total liabilities	$1,857,968	$2,051,905

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of June 30, 2024: 350,000,000 shares authorized, 24,998,549 shares issued and outstanding. As of December 31, 2023: 350,000,000 shares authorized, 24,965,274 shares issued and outstanding.	$249	$249
Additional paid-in capital	478,328	477,068
Accumulated other comprehensive income (loss)	(3,147)	(4,975)
Retained earnings (deficit)	(219,624)	(216,236)
Total stockholders’ equity	$255,806	$256,106
Total liabilities and stockholders’ equity	$2,113,774	$2,308,011

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INTEREST INCOME, NET
Interest income	$25,902	$23,763	$51,114	$47,503
Interest expense	16,439	17,311	33,072	34,252
NET INTEREST INCOME	$9,463	$6,452	$18,042	$13,251

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(6,770)	$(4,169)	$(8,192)	$(15,012)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	2,658	379	13,342	10,569
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(4,112)	$(3,790)	$5,150	$(4,443)

EXPENSES
Operating expenses	$1,333	$2,214	$3,333	$4,418
Operating expenses incurred with affiliate	456	607	971	1,073
Due diligence and transaction costs	359	21	409	21
Stock compensation	630	207	1,260	748
Securitization costs	1,410	1,027	1,583	1,910
Management fee incurred with affiliate	1,294	1,493	2,606	3,015
Total operating expenses	$5,482	$5,569	$10,162	$11,185

INCOME (LOSS) BEFORE INCOME TAXES	$(131)	$(2,907)	$13,030	$(2,377)
Income tax expense (benefit)	142	781	429	781
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(273)	$(3,688)	$12,601	$(3,158)
Other comprehensive income (loss)	125	(242)	1,828	14,562
TOTAL COMPREHENSIVE INCOME (LOSS)	$(148)	$(3,930)	$14,429	$11,404

Basic earnings (loss) per common share	$(0.01)	$(0.15)	$0.51	$(0.13)
Diluted earnings (loss) per common share	$(0.01)	$(0.15)	$0.50	$(0.13)

Weighted average number of common shares outstanding:
Basic	24,810,021	24,686,881	24,792,918	24,674,875
Diluted	24,810,021	24,686,881	24,973,501	24,674,875

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholder's equity as of March 31, 2024	$249	$477,698	$(3,272)	$(211,351)	$263,324
Dividends paid on common stock	$—	$—	$—	$(8,000)	(8,000)
Stock compensation	$—	$630	$—	$—	630
Unrealized gain on RMBS and CMBS	$—	$—	$125	$—	125
Net income (loss)	$—	$—	$—	$(273)	(273)
Stockholders' equity as of June 30, 2024	$249	$478,328	$(3,147)	$(219,624)	$255,806

	Three Months Ended June 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of March 31, 2023	$249	$475,920	$(6,323)	$(225,468)	$244,378
Dividends paid on common stock	$—	$—	$—	$(7,979)	$(7,979)
Stock compensation	$—	$207	$—	$—	$207
Unrealized gain (loss) on RMBS and CMBS	$—	$—	$(242)	$—	$(242)
Net income (loss)	$—	$—	$—	$(3,688)	$(3,688)
Stockholders’ equity as of June 30, 2023	$249	$476,127	$(6,565)	$(237,135)	$232,676

	Six Months Ended June 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Dividends paid on common stock	$—	$—	$—	$(15,989)	$(15,989)
Non-cash equity compensation	$—	$1,260	$—	$—	$1,260
Unrealized gain on RMBS and CMBS	$—	$—	$1,828	$—	$1,828
Net income	$—	$—	$—	$12,601	$12,601
Stockholders’ equity as of June 30, 2024	$249	$478,328	$(3,147)	$(219,624)	$255,806

	Six Months Ended June 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2022	$249	$475,379	$(21,127)	$(218,022)	236,479
Non-cash equity compensation	—	748	—	—	748
Unrealized gain on RMBS and CMBS	—	—	14,562	—	14,562
Dividends paid on common stock	—	—	—	(15,955)	(15,955)
Net income (loss)	—	—	—	(3,158)	(3,158)
Stockholders’ equity as of June 30, 2023	$249	$476,127	$(6,565)	$(237,135)	$232,676
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,601	$(3,158)
Adjustments to reconcile net (loss) income to net cash provided by or (used in) operating activities:
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	8,192	15,012
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(13,342)	(10,569)
Amortization of debt issuance costs	14	733
Net amortization of premiums and discounts on mortgage loans	1,309	1,635
Accretion of non-recourse securitized obligation discount	2,335	—
Accretion of discount on U.S. Treasury securities	(483)	(659)
Non-cash equity compensation	1,260	748
Net change in:
Purchases of residential mortgage loans from affiliates	(98,069)	(11,515)
Purchases of residential mortgage loans from non-affiliates	(60,635)	(5,024)
Sale of residential mortgage loans	2,030	—
Sale of residential mortgage loans into affiliate’s securitization trust	66,107	229,569
Principal payments on residential mortgage loans	11,702	24,963
Principal payments on residential mortgage loans in securitization trusts	80,252	44,658
Margin received from interest rate futures contracts and TBAs	5,964	2,353
Principal and interest receivable on residential mortgage loans	1,325	7,662
Other assets	(959)	(1,186)
Management fee payable to affiliate	(1,383)	(484)
Accrued expenses	(332)	(697)
Accrued expenses payable to affiliate	(351)	(951)
Income tax payable	(1,163)	781
Interest payable	(360)	(1,846)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,014	292,025
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(5,733)	(1,006,023)
Purchases of investments in RMBS, trading	(754,069)	(458,068)
Sale of investments in RMBS, available for sale	—	1,006,196
Sale of investments in RMBS, trading	749,377	449,891
Purchase of investments in U.S. Treasury securities	(299,632)	(698,880)
Purchases of investments in majority-owned affiliates	(2,253)	(11,466)
Principal payments on RMBS and CMBS securities	1,230	202
Maturities of U.S. Treasury securities	300,000	400,000
Principal payments on commercial mortgage loans	19	17
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,061)	(318,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(15,989)	(15,955)
Principal payments on non-recourse securitization obligation	(80,011)	(44,658)
Cash paid for debt issuance costs	(125)	—
Proceeds from non-recourse securitization obligations	274,793	233,318
Net proceeds from (repurchases of) securities sold under agreements to repurchase	7,395	288,157
Net proceeds from (payments on) notes payable	(189,410)	(405,900)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,347)	54,962

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,606	28,856
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	44,496	39,861
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$46,102	$68,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$30,631	$32,406

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company”, “we” or “our”) is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly-originated first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and primarily sourced from the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”), which currently operates primarily through a wholesale channel and has a national origination footprint. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
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

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol AOMR.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain comparative period amounts in the condensed consolidated financial statements have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results of operations. Specifically, certain cash flows previously presented as cash flows from operating activities on the condensed consolidated statements of cash flows for the six months-ended June 30, 2023, have been reclassified to cash flows from investing activities as Purchases of investments in majority-owned affiliates.
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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of June 30, 2024 and December 31, 2023:

As of:	June 30, 2024	December 31, 2023
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$1,554,781	$1,334,963
Fair value adjustment for residential mortgage loans in securitization trusts	(106,880)	(113,896)
Residential mortgage loans in securitization trusts, at fair value	$1,447,901	$1,221,067

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$1,417,183	$1,220,067
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(44,911)	(50,912)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$1,372,272	$1,169,155
Weighted average fixed rate for Non-recourse securitization obligation issued	3.52%	2.91%

For the period ended:	June 30, 2024	December 31, 2023
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$2,010,214	$1,710,381
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	1,893,847	1,619,051
Face amount of Senior Support Certificates received by the Company, at deal date	116,367	91,330
Cash received, at deal date	233,835	194,746

During the three months ended June 30, 2024, the Company and its affiliates issued and sold bonds with a current face value of $274.8 million to third-party investors for proceeds of $274.8 million, before offering costs and accrued interest. The sold bonds issued

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

during the period ended June 30, 2024 are included in “Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $1.6 billion and $1.3 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets, respectively. As of June 30, 2024 and December 31, 2023, the aggregate carrying value of sold bonds issued by consolidated VIEs was $1.4 billion and $1.2 billion, respectively. These sold bonds are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which we are not the primary beneficiary were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “Other Assets” on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of AOMT securities held by the Company, and Note 13 - Other Assets, for investments in majority-owned affiliates (“MOAs”), as of June 30, 2024 and December 31, 2023 that were retained by the Company as a result of these securitization transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	($ in thousands)
Cost	$159,910	$393,443

Unpaid principal balance	$156,390	$386,872
Net premium on mortgage loans purchased	3,520	6,571
Change in fair value	(970)	(13,403)
Fair value	$158,940	$380,040

Weighted average interest rate	7.71%	6.78%

Weighted average remaining contractual maturity (years)	30	29

At times, various forms of margin maintenance may be required by certain financing facility counterparties. See Note 5 — Notes Payable.

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property ninety (90) or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of June 30, 2024 and December 31, 2023:

As of:	June 30, 2024	December 31, 2023
	($ in thousands)
Number of mortgage loans 90 or more days past due	2	7
Recorded investment in mortgage loans 90 or more days past due	$1,034	$5,754
Unpaid principal balance of loans 90 or more days past due	$1,033	$5,681

Number of mortgage loans in foreclosure	3	2
Recorded investment in mortgage loans in foreclosure	$1,348	$1,956
Unpaid principal balance of loans in foreclosure	$1,310	$1,889

4.    Investment Securities
As of June 30, 2024, investment securities were comprised of: (i) non‑agency RMBS (“AOMT RMBS”) and (ii) Freddie Mac and Fannie Mae whole pool agency RMBS (“Whole Pool Agency RMBS”, and together with AOMT RMBS, “RMBS”), and (iii) U.S. Treasury securities. The U.S. Treasury securities held by the Company as of June 30, 2024 subsequently matured on July 2, 2024.
The following table sets forth a summary of RMBS at cost as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
AOMT RMBS	$89,756	$84,957
Whole Pool Agency RMBS	$181,847	$391,964

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables sets forth certain information about the Company’s investments in RMBS at fair value as of June 30, 2024 and December 31, 2023:

	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
June 30, 2024:	(in thousands)
AOMT RMBS (1)
Mezzanine	$13,100	$(5,017)	$8,083
Subordinate	60,107	(19,910)	40,197
Interest Only/Excess	13,027	—	13,027
Retained RMBS in VIEs (2)	—	(26,982)	(26,982)
Total AOMT RMBS	$86,234	$(51,909)	$34,325
Whole Pool Agency RMBS (3)
Fannie Mae	$107,457	$—	$107,457
Freddie Mac	73,061	—	73,061
Total Whole Pool Agency RMBS	$180,518	$—	$180,518
Total RMBS	$266,752	$(51,909)	$214,843

(1)     AOMT RMBS held as of June 30, 2024 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.
(2)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $142.2 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.
(3)     The whole pool RMBS presented as of June 30, 2024 were purchased from a broker to whom the Company owes approximately $182 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker. Further, we incurred margin calls in the amount of $1.1 million as of June 30, 2024 in support for these assets.

December 31, 2023	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$10,972	$(844)	$10,128
Subordinate	55,665	(19,812)	35,853
Interest Only/Excess	13,059	(1,871)	11,188
Retained RMBS in VIEs (2)	—	(22,116)	(22,116)
Total AOMT RMBS	$79,696	$(44,643)	$35,053
Whole Pool Agency RMBS (3)
Fannie Mae	$278,510	$—	$278,510
Freddie Mac	113,852	—	113,852
Total Whole Pool Agency RMBS	$392,362	$—	$392,362
Total RMBS	$472,058	$(44,643)	$427,415
(1)     AOMT RMBS held as of December 31, 2023 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2)    A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $124.1 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.
(3)     The whole pool RMBS presented as of December 31, 2023 were purchased from a broker to whom the Company owes approximately $392 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker.
The following table sets forth certain information about the Company’s investments in U.S. Treasury securities as of June 30, 2024 and December 31, 2023:

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Effective Yield
	($ in thousands)
June 30, 2024	$150,000	$43	$149,957	$—	$149,957	5.19%
December 31, 2023	$150,000	$159	$149,841	$86	$149,927	5.30%

5.    Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of June 30, 2024 or December 31, 2023.

The following table sets forth the details of the Company’s notes payable and drawn amounts for whole loan purchases as of June 30, 2024 and December 31, 2023:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		June 30, 2024	December 31, 2023
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.75% - 2.10%	$64,275	$206,183

Global Investment Bank 2 (2)	1 month Term SOFR	2.10% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.00% - 4.50%	36,925	84,427

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	—

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$101,200	$290,610
(1)     On June 25, 2024, this financing facility was extended through December 26, 2024 in accordance with the terms of the agreement, which contemplates six-month renewals, with an interest rate pricing spread of 1.75%. Prior to this extension the interest rate pricing spread was up to 2.00%.
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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2024:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$64,275	$535,725
Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	36,925	163,075
Total	$1,050,000	$101,200	$948,800

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.
6.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, in the amounts of $182 million and $392 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the second and fourth quarters of 2024 and 2023, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled on July 15, 2024 and January 16, 2024, respectively, at which time these assets were simultaneously sold.
The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled.
7.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $0.3 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of June 30, 2024 and December 31, 2023:

June 30, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$149,142	5.60%	2
AOMT RMBS (1)	51,909	6.81%	18
Total	$201,051	5.91%	6

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
U.S. Treasury Bills	$149,013	5.57%	10
AOMT RMBS (1)	44,643	7.04%	16
Total	$193,656	5.91%	11

(1)     A portion of repurchase debt outstanding as of both June 30, 2024 and December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 - Investment Securities.
Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of June 30, 2024 and December 31, 2023 included both To-Be-Announced (“TBA”) securities and interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts under the Company’s sole control as of June 30, 2024 and December 31, 2023 included $0.7 million and $2.5 million, respectively. There was no TBA margin collateral required as of either June 30, 2024 or December 31, 2023.

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
The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of June 30, 2024 and December 31, 2023:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
June 30, 2024	Interest rate futures	1,044	$207	$—	$—	$104,400
June 30, 2024	TBAs	N/A	$1,495	$—	$—	$203,400

December 31, 2023	Interest rate futures	1,489	$—	$840	$—	$148,900
December 31, 2023	TBAs	N/A	$—	$494	$—	$386,700
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and June 30, 2023 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended June 30, 2024	Interest rate futures	$290	$844
Three Months Ended June 30, 2024	TBAs	$1,818	$1,748

Three Months Ended June 30, 2023	Interest rate futures	$(2,604)	$8,432
Three Months Ended June 30, 2023	TBAs	$(2,172)	$3,746

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Six Months Ended June 30, 2024	Interest rate futures	$3,839	$1,048
Six Months Ended June 30, 2024	TBAs	$2,124	$1,988

Six Months Ended June 30, 2023	Interest rate futures	$5,770	$(2,052)
Six Months Ended June 30, 2023	TBAs	$(2,522)	$(10,306)

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

As of June 30, 2024, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K. Included in Note 10 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

The fair value of cash, restricted cash, principal and interest receivable, other assets (excluding investments in MOAs), notes payable, securities sold under agreements to repurchase, amounts due to broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.
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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$156,901	$2,039	$158,940
Residential mortgage loans in securitization trusts	—	1,428,953	18,948	1,447,901
Investments in securities
AOMT RMBS (1)	—	86,234	—	86,234
Whole Pool Agency RMBS	—	180,518	—	180,518
U.S Treasury Securities	149,957	—	—	149,957
Other Assets, at fair value (2)	—	11,811	—	11,811
Unrealized appreciation on futures contracts	207	—	—	207
Unrealized appreciation on TBAs	1,495	—	—	1,495
Total assets, at fair value	$151,659	$1,864,417	$20,987	$2,037,063

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$966,991	$—	$966,991
Total liabilities, at fair value	$—	$966,991	$—	$966,991
(1)     AOMT RMBS held as of June 30, 2024 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT commercial mortgage backed securities (“CMBS)” assets. All AOMT CMBS held as of June 30, 2024 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2024:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$2,039	Prepayment rate (annual CPR)	9.55% - 24.12%	16.83%
		Default rate	12.95% - 22.97%	17.96%
		Loss severity	(18.44)% - 19.21%	1.06%
		Expected remaining life	0.67 - 2.66 years	2.13 years

Residential mortgage loans in securitization trust, at fair value	$18,948	Prepayment rate (annual CPR)	4.76% - 19.13%	11.53%
		Default rate	8.37% - 41.41%	17.15%
		Loss severity	(23.04)% - 61.59%	1.67%
		Expected remaining life	1.34 - 4.28 years	2.63 years
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

As of June 30, 2024, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.44 billion and $1.30 billion, respectively, a difference of approximately $139.2 million (which includes AOMT 2022-1, AOMT 2022-4, AOMT 2023-4, and AOMT 2024-4, which are marked to fair value; and AOMT 2021-4 and AOMT 2021-7, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $73.1 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

As of December 31, 2023, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.24 billion and $1.09 billion, respectively, a difference of approximately $156.4 million (which includes AOMT 2022-1, AOMT 2022-4, and AOMT 2023-4, which are marked to fair value; and AOMT 2021-4 and AOMT 2021-7, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $81.9 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of June 30, 2024 was approximately $18.6 million and $16.7 million, respectively. The amortized cost and fair value of these investments as of December 31, 2023 was approximately $16.2 million and $16.7 million, respectively.

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
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of June 30, 2024 and December 31, 2023:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended (in thousands)	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year Ended (1):
June 30, 2024	$98,069	235	212

December 31, 2023	$199,793	475	589
(1)     Excludes loans held in consolidated securitizations.
Securitization Transactions and Majority-Owned Affiliate
From time to time, the Company participates in securitization transactions with other affiliates of Angel Oak Capital. See Note 2 — Variable Interest Entities, “VIEs for Which the Company is Not the Primary Beneficiary” and Note 13 — Other Assets.
Management Fee
The Company’s management agreement, effective as of June 21, 2021 and amended and restated on May 1, 2024, by and among the Company, the Operating Partnership, and the Manager (as amended and restated, the “Management Agreement”), provides that the Company will pay the Manager, in arrears, on a quarterly basis, an aggregate fixed management fee equal to 1.5% per annum of the Company’s Equity (as is defined in the Management Agreement).

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
11.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2024, the Company was not aware of any legal claims that could materially impact its financial condition. As of June 30, 2024, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of June 30, 2024, the Company has a total purchase commitments of $73.1 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit.

12.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three months ended June 30, 2024 and 2023, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	(in thousands)
AOCI balance, beginning of period	$(3,272)	$(6,323)
Net unrealized gain/(loss) on AFS securities	125	(242)
AOCI balance, end of period	$(3,147)	$(6,565)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(in thousands)
AOCI balance, beginning of period	$(4,975)	$(21,127)
Net unrealized gain/(loss) on AFS securities	1,828	14,562
AOCI balance, end of period	$(3,147)	$(6,565)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	($ in thousands)
Investments in Majority-Owned Affiliates	$18,614	$16,232
Commercial Mortgage Loans, at fair value	5,249	5,219
CMBS, at fair value	6,562	6,592
Deferred tax asset	3,457	3,457
Prepaid expenses	2,033	1,137
Protective advances and other assets	331	285
Total other assets	$36,246	$32,922

Investments in Majority-Owned Affiliates (“MOA”)

In 2023 and the first two quarters of 2024, the Company participated in securitization transactions AOMT 2023-1, AOMT 2023-5, AOMT 2023-7, AOMT 2024-3, and AOMT 2024-6, which involved MOAs in which the Company received investments of 41.21%, 34.42%, 10.35%, 10.98%, and 4.51% respectively, in each case proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost. The investment will be tested for impairment at least annually utilizing undiscounted cash flows of the underlying bonds. See Note 9 — Fair Value Measurements.

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of June 30, 2024 and December 31, 2023, the cost and unpaid principal balance of the assets was $5.6 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.24% with a weighted average maturity of 12 years, as of June 30, 2024. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of June 30, 2024 or December 31, 2023.
Commercial Mortgage Backed Securities

CMBS are held at fair value. As of June 30, 2024 and December 31, 2023, the cost of these assets were $6.2 million and $6.3 million, with a fair value of $6.6 million and $6.6 million, respectively. There was no repurchase debt held against these assets at June 30, 2024 or December 31, 2023.

14.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

For the three and six month periods ended June 30, 2024, there were 91,590 and 83,729 anti-dilutive outstanding restricted stock awards, respectively, and 123,767 performance-based restricted stock units. To date we have expensed $0.3 million related to the performance-based restricted stock units based on current market conditions. However, these units were not included in the diluted weighted average common shares outstanding.

For the three and six month periods ended June 30, 2023, there were 165,473 anti-dilutive outstanding restricted stock awards and 49,370 performance shares, although the market-based “total stockholder return” conditions for performance share units had not been achieved and thus these units were not included in the diluted weighted average common shares outstanding.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$(273)	$(3,688)
Dividends allocated to participating securities	(29)	(45)
Net income (loss) to common stockholders - basic	$(302)	$(3,733)
Basic weighted average common shares outstanding	24,810,021	24,686,881
Basic earnings (loss) per common share	$(0.01)	$(0.15)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$(273)	$(3,688)
Dividends allocated to participating securities	(29)	(45)
Net income (loss) to common stockholders - diluted	$(302)	$(3,733)
Basic weighted average common shares outstanding	24,810,021	24,686,881
Net effect of dilutive equity awards	—	—
Diluted weighted average common shares outstanding	24,810,021	24,686,881
Diluted earnings (loss) per common share	$(0.01)	$(0.15)

The following table sets forth the calculation of basic and diluted earnings per share for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$12,601	$(3,158)
Dividends allocated to participating securities	(54)	(81)
Net income (loss) to common stockholders - basic	$12,547	$(3,239)
Basic weighted average common shares outstanding	24,792,918	24,674,875
Basic earnings (loss) per common share	$0.51	$(0.13)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$12,601	$(3,158)
Dividends allocated to participating securities	(54)	(81)
Net income (loss) to common stockholders - diluted	$12,547	$(3,239)
Basic weighted average common shares outstanding	24,792,918	24,674,875
Net effect of dilutive equity awards	180,583	—
Diluted weighted average common shares outstanding	24,973,501	24,674,875
Diluted earnings (loss) per common share	$0.50	$(0.13)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15.    Subsequent Events

On July 25, 2024, the Company closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of its 9.500% Senior Notes due 2029 (the “Notes”). The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2024. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by the Company. The Company intends to use the majority of the net proceeds from the offering for general corporate purposes, which may include the acquisition of non-QM loans and other target assets primarily sourced from its affiliated proprietary mortgage lending platform or other target assets through the secondary market in a manner consistent with the Company’s strategy and investment guidelines. Additionally, the Company used the net proceeds from the offering to repurchase 1,707,922 shares of the Company’s common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately $20.0 million.

On August 6, 2024, the Company declared a dividend of $0.32 per share of common stock, to be paid on August 30, 2024 to common stockholders of record as of August 22, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Angel Oak Mortgage REIT, Inc. The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. References herein to our “Company,” “we,” “us,” or “our” refer to Angel Oak Mortgage REIT, Inc. and its subsidiaries including Angel Oak Mortgage Operating Partnership, LP (the “Operating Partnership”), through which we hold substantially all of our assets and conduct our operations. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of affiliates Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”).

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

General

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and primarily sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which currently operates primarily through a wholesale channel and has a national origination footprint. We also may invest in other residential mortgage loans, residential mortgage-backed securities (“RMBS”), and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we also may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
We are externally managed and advised by our Manager, Falcons I, LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended, and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending and capital markets. Angel Oak Mortgage Lending, an affiliated Angel Oak mortgage origination platform, is a market leader in non‑QM loan production.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Markets remained focused on the latest inflation readings and macroeconomic conditions during the second quarter of 2024 as investors tried to determine the timing and degree to which the Federal Reserve Bank (“Fed”) will begin to cut interest rates. Contrary to the first quarter, during which data underscored stubborn inflation, data in the second quarter and subsequent to the second quarter have shown signs of easing inflation. Despite the macroeconomic movement, and given the conflicting and inconsistent nature of recent data and the fact that inflation is still above its annualized 2% target, the Fed elected to hold interest rates steady through the second quarter. It has indicated that it still expects to cut rates in 2024, though the timing and number of rate cuts remains uncertain.

30 year fixed residential conforming mortgage rates ended at similar levels in the second quarter compared to the first quarter, with the average rate at the end of June at 6.87% compared to 6.79% at the end of March. However, we observed volatility within the second quarter as rates increased from the end of March to the end of April, then fell back down to March levels by the end of June. Home purchase and mortgage origination activity have remained suppressed in line with maintained elevated interest rates, high home prices, and limited supply. However, mortgage application activity accelerated in June, reflecting the highest level since January of this year. Rate cuts are expected to drive increased home purchase and mortgage origination activity, but the extent of such activity remains uncertain.
The two-year and five-year Treasury yields were relatively flat in the second quarter, increasing by approximately six basis points and two basis points, respectively. Net of new loan purchases and securitizations, we observed an increase of approximately 216 basis points in the weighted average price of our residential whole loans portfolio since the end of first quarter 2024. Additionally, we have increased the weighted average coupon of our residential whole loans portfolio by 60 basis points since the end of the first quarter 2024 to 7.71% as of the end of the second quarter of 2024. In April, we executed the AOMT 2024-4 securitization as the sole contributor of loans, contributing approximately $300 million in scheduled unpaid principal balance of residential mortgage loans. Additionally, we participated in the AOMT 2024-6 securitization in June, contributing approximately $22.9 million in scheduled unpaid principal balance of residential mortgage loans. During the second quarter of 2024, we purchased $114.4 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 7.93%, weighted average loan-to-value ratio (“LTV”) of 70.4% and weighted average credit score of 757.

Notes offering

Subsequent to the end of the second quarter, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029 (the “Notes”). The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2024. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by us. We intend to use the majority of the net proceeds from the offering for general corporate purposes, which may include the acquisition of non-QM loans and other target assets primarily sourced from our affiliated proprietary mortgage lending platform or other target assets through the secondary market in a manner consistent with our strategy and investment guidelines. Additionally, we used the net proceeds from the offering to repurchase 1,707,922 shares of our common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately $20.0 million.

Our investment performance

Net Interest Margin (“NIM”). Despite holding fewer target assets in the second quarter of 2024 as compared to the second quarter of 2023, an increase in the yield of our target assets generated greater interest income in the second quarter of 2024. Borrowings on our whole loan portfolio decreased as well, reducing our overall interest expense, despite continued high variable interest rates in the second quarter of 2024 compared to the second quarter of 2023.

Net realized loss. Our net realized loss for the quarter ended June 30, 2024 was primarily due to a realized loss on the sale of whole loans contributed into the AOMT 2024-6 securitization which was not consolidated into a VIE, as well as realized losses on loans held in securitization trusts associated with pay downs of underlying loans.

Net unrealized gain. Our net unrealized gain for the quarter ended June 30, 2024 was primarily due to an increase in the valuation of our residential whole loans and the net valuation of loans in securitization trust and non-recourse securitization obligation portfolios. Additionally, the reversal of the unrealized loss (and thereby the recognition of net realized loss discussed above) on the sale of residential mortgage loans into the AOMT 2024-6 securitization contributed to our unrealized gain.

Whole loans and securitization activity

During the quarter ended June 30, 2024, we purchased $114.4 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 7.93%, weighted average loan-to-value ratio (“LTV”) of 70.4% and weighted average credit score of 757.

In March 2024, we participated in AOMT 2024-3, an approximately $439.6 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $48.7 million. We participated in this securitization alongside other Angel Oak entities, and may strategically enter into similar securitizations in the future.

In April 2024, we issued AOMT 2024-4, an approximately $299.8 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2024-4 as the sole participant in the securitization. As the primary beneficiary we have consolidated the AOMT 2024-4 securitization, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of the applicable balance sheet date.

In June 2024, we participated in AOMT 2024-6, an approximately $479.6 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $22.9 million. We participated in this securitization alongside other Angel Oak entities, and may strategically enter into similar securitizations in the future.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of June 30, 2024. Highlights of whole loan financing facilities activity over the second quarter of 2024 are as follows:

•During the quarter ended June 30, 2024, we maintained the same whole loan financing facility lender base as of December 31, 2023.

•During the quarter ended June 30, 2024, we (i) renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods simultaneously decreasing the interest rate pricing margin to 1.75% from 2.00% and (ii) amended our loan financing facility with Global Investment Bank 3 to allow for the financing of closed-end second position residential mortgage loans.

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

We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the management agreement that we and the Operating Partnership entered into with our Manager upon the completion of our IPO on June 21, 2021 and amended and restated on May 1, 2024 (as amended and restated, the “Management Agreement”). For information on the fees that are payable to our Manager under the Management Agreement, see “Note 10 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.
Distributable Earnings were a loss of $2.3 million and a loss of $3.9 million for the three months ended June 30, 2024 and 2023, respectively. The primary drivers of this quarter’s Distributable Earnings as compared to GAAP net income are the adjustments to remove unrealized gains associated with our residential loans and residential loans in securitization trusts and non-recourse securitization obligation portfolios.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net income (loss) allocable to common stockholders	$(273)	$(3,688)	$12,601	$(3,158)
Adjustments:
Net unrealized (gains) losses on trading securities	1,813	3,882	1,814	2,277
Net unrealized (gains) losses on derivatives	(2,592)	(12,179)	(3,037)	12,357
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	2,579	4,777	(2,568)	11,104
Net unrealized (gains) losses on residential loans	(4,431)	3,278	(9,502)	(36,159)
Net unrealized (gains) losses on commercial loans	(27)	(136)	(49)	(147)
Non-cash equity compensation expense	630	207	1,260	748
Distributable Earnings	$(2,301)	$(3,859)	$519	$(12,978)

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in thousands)
Annualized Distributable Earnings	$(9,204)	$(15,436)	$1,038	$(25,956)
Average total stockholders’ equity	$259,565	$239,991	258,412	$238,345
Distributable Earnings Return on Average Equity	(3.5)%	(6.4)%	0.4%	(10.9)%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands except for share and per share data)
Total stockholders’ equity	$255,806	$256,106
Number of shares of common stock outstanding at period end	24,998,549	24,965,274
Book value per share of common stock	$10.23	$10.26

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$255,806	$256,106
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	73,053	81,942
Stockholders’ equity including economic book value adjustments	$328,859	$338,048

Number of shares of common stock outstanding at period end	24,998,549	24,965,274
Book value per share of common stock	$10.23	$10.26
Economic book value per share of common stock	$13.16	$13.54

Results of Operations

Three Months Ended June 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
INTEREST INCOME, NET
Interest income	$25,902	$23,763
Interest expense	16,439	17,311
NET INTEREST INCOME	$9,463	$6,452

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(6,770)	$(4,169)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	2,658	379
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(4,112)	$(3,790)

EXPENSES
Operating expenses	$1,333	$2,214
Operating expenses incurred with affiliate	456	607
Due diligence and transaction costs	359	21
Stock compensation	630	207
Securitization costs	1,410	1,027
Management fee incurred with affiliate	1,294	1,493
Total operating expenses	$5,482	$5,569

INCOME (LOSS) BEFORE INCOME TAXES	$(131)	$(2,907)
Income tax expense (benefit)	142	781
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(273)	$(3,688)
Other comprehensive income (loss)	125	(242)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(148)	$(3,930)

Net Interest Income

The following table sets forth the components of net interest income for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024		June 30, 2023
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$2,834	$195,819	$6,493	$483,701
Residential mortgage loans in securitization trusts	18,725	1,390,998	12,325	1,074,924
Commercial mortgage loans	104	5,220	277	9,511
RMBS and Majority-Owned Affiliate	3,260	145,858	3,228	181,464
CMBS	262	6,539	327	6,673
U.S. Treasury securities	260	20,000	478	58,830
Other interest income	457	38,469	635	39,145
Total interest income	25,902		23,763
Interest expense
Notes payable	1,638	125,951	8,509	385,602
Non-recourse securitization obligation, collateralized by residential mortgage loans	13,695	1,323,055	7,518	1,053,686
Repurchase facilities	1,106	66,804	1,284	101,730
Total interest expense	16,439		17,311
Net interest income	$9,463		$6,452

Net interest income for the three months ended June 30, 2024 and 2023 was $9.5 million and $6.5 million, respectively. Interest income increased in the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to an increase in the yield of our assets in the second quarter of 2024 despite generally lower average balances. Interest expense decreased as well, further contributing to the increase in net interest income, primarily due to lower balances and therefore less expense associated with notes payable as compared to the same period in 2023.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended June 30, 2024 and 2023 are set forth as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(4,009)	$(5,215)
Realized gain (loss) on RMBS	(1,522)	(856)
Unrealized gain (loss) on Whole Pool Agency RMBS	(3,917)	(1,870)
Realized gain (loss) on CMBS	(74)	(90)
Realized gain (loss) on interest rate futures	290	(2,604)
Realized and unrealized gain (loss) on TBAs	3,565	1,574
Realized and unrealized gain (loss) on residential mortgage loans	684	(3,343)
Realized and unrealized gain (loss) on commercial mortgage loans	27	136
Realized and unrealized loss on U.S. Treasury securities	—	46
Unrealized appreciation (depreciation) on interest rate futures	844	8,432
Total realized and unrealized gains (losses), net	$(4,112)	$(3,790)

For the three months ended June 30, 2024 and 2023, total realized and unrealized gains (losses), net resulted in losses of $4.1 million and $3.8 million, respectively. During the three months ended June 30, 2024, losses on securitization, net of unrealized gain (loss) on non-recourse securitization obligation drove the overall loss to our portfolio. During the three months ended June 30, 2023, losses were driven by declines in securitization, net of unrealized gain (loss) on non-recourse securitization obligation, whole pool agency RMBS, interest rate futures, and residential mortgage loans, and were partially offset by unrealized appreciation on interest rate futures.

Expenses

Operating Expenses

For the three months ended June 30, 2024 and 2023, our operating expenses were $1.3 million and $2.2 million, respectively. Our operating expenses decreased compared to the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the three months ended June 30, 2024 and 2023, our operating expenses incurred with affiliate were $0.5 million and $0.6 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, were relatively flat in the second quarter of 2024 compared to the same period of 2023.

Due Diligence and Transaction Costs

For the three months ended June 30, 2024 and 2023, our due diligence and transaction costs were $359 thousand and $21 thousand, respectively. Our due diligence and transaction expenses increased over the comparative period due to accelerated purchases of whole loans during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Stock Compensation

For the three months ended June 30, 2024 and 2023, our stock compensation expense was $0.6 million and $0.2 million, respectively. Our stock compensation expense increased for the three months ended June 30, 2024 due to an increase in the estimated impact for outstanding performance-based restricted stock unit awards.

Securitization Costs

For the three months ended June 30, 2024 and 2023, we incurred $1.4 million and $1.0 million of securitization costs, respectively. The expense incurred in both periods was a proportional allocation of expenses in conjunction with our share of the loans contributed to the AOMT 2024-4 and AOMT 2024-6 securitizations in the second quarter of 2024 and the AOMT 2023-4 securitization in the second quarter of 2023, respectively.

Management Fee Incurred with Affiliate

For the three months ended June 30, 2024 and 2023, our management fee incurred with affiliate was $1.3 million and $1.5 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the three months ended June 30, 2024 as compared to the same period in 2023. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP.

Six Months Ended June 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
INTEREST INCOME, NET
Interest income	$51,114	$47,503
Interest expense	33,072	34,252
NET INTEREST INCOME	18,042	13,251

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(8,192)	(15,012)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	13,342	10,569
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	5,150	(4,443)

EXPENSES
Operating expenses	3,333	4,418
Operating expenses incurred with affiliate	971	1,073
Due diligence and transaction costs	409	21
Stock compensation	1,260	748
Securitization costs	1,583	1,910
Management fee incurred with affiliate	2,606	3,015
Total operating expenses	10,162	11,185

INCOME (LOSS) BEFORE INCOME TAXES	13,030	(2,377)
Income tax expense (benefit)	429	781
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$12,601	$(3,158)
Other comprehensive income (loss)	1,828	14,562
TOTAL COMPREHENSIVE INCOME (LOSS)	$14,429	$11,404

Net Interest Income

The following table sets forth the components of net interest income for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024		June 30, 2023
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$9,266	$278,316	$14,185	$544,607
Residential mortgage loans in securitization trusts	33,271	1,315,336	24,545	1,056,558
Commercial mortgage loans	176	5,219	399	9,489
RMBS and Majority Owned Affiliate	6,363	161,912	6,158	232,980
CMBS	681	6,556	643	6,427
U.S. Treasury securities	483	18,587	659	34,360
Other interest income	874	38,952	914	37,613
Total interest income	51,114		47,503
Interest expense
Notes payable	7,097	199,000	17,105	438,661
Non-recourse securitization obligation, collateralized by residential mortgage loans	23,894	1,253,614	15,165	1,035,339
Repurchase facilities	2,081	68,205	1,982	84,332
Total interest expense	33,072		34,252
Net interest income	$18,042		$13,251

Net interest income for the six months ended June 30, 2024 and 2023 was $18.0 million and $13.3 million, respectively. Net interest income increased in the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to higher net interest income from our residential mortgage loan portfolio (residential mortgage loan interest income less notes payable interest expense) during the six months ended June 30, 2024 . The net interest income associated with our residential mortgage loan portfolio was $2.2 million in the six months ended June 30, 2024 as compared to a loss of $(2.9) million in the comparable period of 2023.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the six months ended June 30, 2024 and 2023 are set forth as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$379	$(12,300)
Realized loss on RMBS	(1,698)	(947)
Unrealized gain (loss) on Whole Pool Agency RMBS	(4,425)	(260)
Realized gain (loss) on CMBS	(119)	(139)
Realized gain (loss) on interest rate futures	3,839	5,770
Realized and unrealized gain (loss) on TBAs	4,112	(12,828)
Realized and unrealized (loss) gain on residential mortgage loans	2,051	18,124
Realized and unrealized (loss) gain on commercial mortgage loans	49	148
Realized and unrealized loss on U.S. Treasury securities	(86)	41
Unrealized appreciation on interest rate futures	1,048	(2,052)
Total realized and unrealized gains (losses), net	$5,150	$(4,443)

For the six months ended June 30, 2024 and 2023, total realized and unrealized gains (losses), net resulted in a net gain of $5.2 million and a loss of $(4.4) million, respectively. During the six months ended June 30, 2024, gains on residential mortgage loans in securitization trust, net of non-recourse securitization obligation, residential mortgage loans, interest rate futures, and TBAs were offset by losses on RMBS and whole pool agency RMBS. In the six months ended June 30, 2023, the net realized and unrealized loss was primarily due to losses on residential mortgage loans in securitization trust, net of non-recourse securitization obligation and TBAs offset by gains on residential mortgage loans.

Expenses

Operating Expenses

For the six months ended June 30, 2024 and 2023, our operating expenses were $3.3 million and $4.4 million, respectively. Our operating expenses decreased during the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the six months ended June 30, 2024 and 2023, our operating expenses incurred with affiliate were $1.0 million and $1.1 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, were relatively flat versus the comparative period.

Due Diligence and Transaction Costs

For the six months ended June 30, 2024 and 2023, our due diligence and transaction costs were $409 thousand and $21 thousand, respectively. Our due diligence and transaction expenses increased versus the comparative period as we purchased more whole loans during the six months ended June 30, 2024 than the six months ended June 30, 2023.

Stock Compensation

For the six months ended June 30, 2024 and 2023 our stock compensation expense was $1.3 million and $0.7 million, respectively. Stock compensation expense increased for the six months ended June 30, 2024 due to an increase in the estimated impact for outstanding performance-based restricted stock unit awards.

Securitization Costs

Securitization costs of $1.6 million were incurred for the six months ended June 30, 2024 in connection with the AOMT 2024-3, AOMT 2024-4, and AOMT 2024-6 securitization transactions. There were $1.9 million of securitization costs incurred for the comparable period in 2023, representing costs incurred in connection with the AOMT 2023-1 and AOMT 2023-4 securitizations.

Management Fee Incurred with Affiliate

For the six months ended June 30, 2024 and 2023, our management fee incurred with affiliate was $2.6 million and $3.0 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the six months ended June 30, 2024 as compared to the same period in 2023. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP.

Our Portfolio

As of June 30, 2024, our portfolio consisted of approximately $1.9 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of June 30, 2024:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$158,940	$101,200	$57,740	22.6%
Residential mortgage loans in securitization trust	1,447,901	1,372,272	$75,629	29.6%
Total whole loan portfolio	$1,606,841	$1,473,472	$133,369	52.2%

Investment securities
RMBS	$266,752	$51,909	$214,843	84.0%
U.S. Treasury securities	149,957	149,142	815	0.3%
Total investment securities	$416,709	$201,051	$215,658	84.3%

Investment in Majority-Owned Affiliate	$18,614	$—	$18,614	7.3%

Total investment portfolio	$2,042,164	$1,674,523	$367,641	143.7%
Target assets (1)	$1,892,207	$1,525,381	$366,826	143.4%

Cash	$43,956	$—	$43,956	17.2%
Other assets and liabilities (2)	(155,791)	—	(155,791)	(60.9)%
Total	$1,930,329	$1,674,523	$255,806	100.0%

(1)     “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliates.
(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $181.8 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

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
Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of June 30, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$88 - $3,410	$456
Interest rate	3.63% - 11.13%	7.71%
Maturity date	1/28/2050 - 4/03/2064	March 2054
FICO score at loan origination	628 - 816	752
LTV at loan origination	13.5% - 90.0%	70.7%
DTI at loan origination	1.94% - 52.0%	29.7%
Percentage of first lien loans	N/A	99.6%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	1.5%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$18 - $3,410	$492
Interest rate	2.99% - 12.50%	6.8%
Maturity date	9/27/2048 - 11/27/2063	December 2053
FICO score at loan origination	624 - 825	748
LTV at loan origination	9.00% - 90.00%	69.4%
DTI at loan origination	1.90% - 59.10%	30.9%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.9%

The following charts illustrate the distribution of the credit scores and coupon rates by the number of loans in our residential mortgage loan portfolio as of June 30, 2024:

100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

200
160
120
80
40
0
# of Loans
< 3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and coupon rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2023:

150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

350
300
250
200
150
100
50
0
# of Loans
<3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of June 30, 2024, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of June 30, 2024:

Loans Made to Bank Statement Borrowers, 38%
Investor Loans, 36%
Just Missed Prime, 26%

Full Documentation and Other Loans, 26%
Investor Loans, 36%
Loans Made to Bank Statement Borrowers, 38%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of June 30, 2024. Numbers presented may add to more than 100% due to rounding.

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

Residential Mortgage Loans Held in Securitization Trusts
The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2024:

($ in thousands)
UPB	$1,554,781
Fair Value	$1,447,901
Number of loans	3,668
Weighted average loan coupon	5.14%
Average loan amount	$425
Weighted average LTV at loan origination and deal date	68.0%
Weighted average credit score at loan origination and deal date	741
Current 3-month constant prepayment rate (“CPR”) (1)	9.6%
Percentage of loans 90+ days delinquent (based on UPB)	1.2%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2024. Numbers presented may add to more than 100% due to rounding.

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of June 30, 2024, unless otherwise stated:

	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations
	($ in thousands)
UPB of loans	$308,213	$158,275	$1,143,398	$903,169
Number of loans	1,119	486	2,205	2,066
Weighted average loan coupon	7.11%	5.81%	5.26%	5.28%
Average loan amount	$275	$326	$519	$437
Weighted average LTV at loan origination and deal date	69.2%	74.1%	68.9%	69.9%
Weighted average credit score at loan origination and deal date	707	720	732	737
Current 3-month CPR (1, 6)	10.6%	13.2%	7.1%	10.5%
90+ day delinquency (as a % of UPB)	9.4%	3.4%	1.3%	0.3%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.5%	1.2%	1.2%	0.3%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2,6)	49.6%	74.1%	66.4%	60.6%
Fair value of first loss piece (3,5)	$18,785	$22,527	$11,267	$3,136
Investment thickness (4,6)	20.60%	19.60%	7.43%	10.45%
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
(5)     The fair value of the first loss pieces presented for AOMT 2023-1, AOMT 2023-5, AOMT 2023-7, AOMT 2024-3, and AOMT 2024-6 is the total at risk for the Majority-Owned Affiliates.
(6)     AOMT 2024-6 has been excluded as these data points do not yet exist.

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2023, unless otherwise stated:

	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations
	($ in thousands)
UPB of loans	$331,376	$167,028	$1,192,450
Number of loans	1197	512	2288
Weighted average loan coupon	6.90%	5.80%	5.30%
Average loan amount	$277	$326	$521
Weighted average LTV at loan origination and deal date	70%	74%	70%
Weighted average credit score at loan origination and deal date	707	720	733
Current 3-month CPR (1, 6)	14.3%	5.4%	4.3%
90+ day delinquency (as a % of UPB)	9.0%	3.0%	1.6%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.5%	1.1%	1.3%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	50.8%	74.1%	72.8%
Fair value of first loss piece (3,5)	$18,057	$21,389	$13,003
Investment thickness (4)	19.15%	18.57%	3.78%

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

(6) AOMT 2023-5 reflects one-month CPR.
The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of June 30, 2024:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$13,100	$—	$13,100	$5,017	$—	$5,017	$8,083	$—	$8,083
Subordinate	60,107	—	$60,107	19,910	—	$19,910	$40,197	$—	$40,197
Interest only / excess	13,027	—	$13,027	—	—	$—	$13,027	$—	$13,027
Whole pool (2)	—	180,518	$180,518	—	—	$—	$—	$180,518	$180,518
Retained RMBS in VIEs (3)	—	—	$—	26,982	—	$26,982	$(26,982)	$—	$(26,982)
Subtotal	$86,234	$180,518	$266,752	$51,909	$—	$51,909	$34,325	$180,518	$214,843
Investment in Majority Owned Affiliates	$18,614	$—	$18,614	$—	$—	$—	$18,614	$—	$18,614
Total	$104,848	$180,518	$285,366	$51,909	$—	$51,909	$52,939	$180,518	$233,457

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
(2)     The whole pool RMBS presented as of June 30, 2024 were purchased from a broker to whom the Company owes approximately $181.8 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.
(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $142.2 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of December 31, 2023:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$10,972	$—	$10,972	$844	$—	$844	$10,128	$—	$10,128
Subordinate	55,665	—	55,665	19,812	—	19,812	35,853	—	$35,853
Interest only / excess	13,059	—	13,059	1,871	—	1,871	11,188	—	$11,188
Whole pool (2)	—	392,362	392,362	—	—	—	—	392,362	$392,362
Retained RMBS in VIEs (3)	—	—	—	22,116	—	22,116	(22,116)	—	(22,116)
Subtotal	$79,696	$392,362	$472,058	$44,643	$—	$44,643	$35,053	$392,362	$427,415
Investment in Majority Owned Affiliates	$16,232	$—	16,232	$—	$—	—	$16,232	$—	16,232
Total	$95,928	$392,362	$488,290	$44,643	$—	$44,643	$51,285	$392,362	$443,647

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

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $124.1 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of June 30, 2024:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$11,824	$58,955	$13,982	$360,375	$445,136
Acquisitions:
Retained bonds received in securitizations	—	1,082	883	251	—	$2,216
Third party securities	—	—	—	—	181,847	$181,847
Effect of principal payments / called deals	—	(318)		—	(359,892)	$(360,210)
IO and excess servicing prepayments	—	—	—	(505)	—	$(505)
Changes in fair value, net	—	512	269	(701)	(1,812)	$(1,732)
Ending fair value	$—	$13,100	$60,107	$13,027	$180,518	$266,752

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2023:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338
Acquisitions:
Retained bonds received in securitizations	—	9,831	4,880	3,530	—	18,241
Third party securities	—	—	—	—	1,741,864	1,741,864
Effect of principal payments / called deals	—	(869)	—	—	(2,339,028)	(2,339,897)
IO and excess servicing prepayments	—	—	—	(1,396)	—	(1,396)
Changes in fair value, net	—	52	1,207	501	(3,852)	(2,092)
Ending fair value	$—	$10,972	$55,665	$13,059	$392,362	$472,058

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of June 30, 2024)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2024. Numbers presented may add to more than 100% due to rounding.

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

CMBS

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	($ in thousands)
UPB of loans	$106,800	$112,302
Number of loans	138	145
Weighted average loan coupon	7.7%	7.5%
Average loan amount	$774	$774
Weighted average LTV at loan origination and deal date	56.2%	56.2%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Subordinate	2,737	—	2,737	2,706	—	2,706
Interest only / excess	3,823	—	3,823	3,886	—	3,886
Total	$6,560	$—	$6,560	$6,592	$—	$6,592

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, and securitizations of our whole loans. Additionally, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029, the proceeds of which we intend to use for general corporate purposes and a portion of which was used to fund the repurchase of shares of our common stock as described in more detail under “—Trends and Recent Developments—Notes offering” in this report. Our financing sources historically have included the foregoing, as well as capital contributions from our investors prior to our IPO, and the proceeds from our IPO and concurrent private placement (which capital has all been deployed). Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
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

Description of Existing Financing Arrangements
As of June 30, 2024, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.1 billion. During the quarter ended June 30, 2024, we (i) renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods simultaneously decreasing the interest rate pricing margin and (ii) amended our loan financing facility with Global Investment Bank 3 to allow for the financing of closed-end second position residential mortgage loans. Borrowings under warehouse loan financing lines (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of June 30, 2024, the advance rates (when required) of our three active lenders ranged from 65% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price for a specific loan financing facility as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of June 30, 2024 was $10.0 million.
A description of each loan financing facility in place during the quarter ended June 30, 2024 is set forth as follows:
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
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of June 30, 2024, the termination date of the master repurchase agreement was December 26, 2024.
The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread, as of June 25, 2024, 1.75% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) beginning on April 11, 2022 and ending on the day that is two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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
The following table sets forth the details of our financing lines as of each of June 30, 2024 and December 31, 2023:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		June 30, 2024	December 31, 2023
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.75% - 2.10%	$64,275	$206,183

Global Investment Bank 2 (2)	1 month Term SOFR	2.10% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.00% - 4.50%	36,925	84,427

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	—

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$101,200	$290,610
(1)     On June 25, 2024, this financing facility was extended through December 26, 2024 in accordance with the terms of the agreement, which contemplates six-month renewals, with an interest rate pricing spread of 1.75%. Prior to this extension the interest rate pricing spread was up to 2.00%.
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
(4)     These agreements expired by their terms on January 4, 2023.
(5)     This agreement expired by its terms on March 16, 2023.
The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2024:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$64,275	$535,725

Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	36,925	163,075

Total	$1,050,000	$101,200	$948,800

Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.
Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of June 30, 2024 and December 31, 2023:

June 30, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$149,142	5.60%	2
RMBS (1)	$51,909	6.81%	18
Total	$201,051	5.91%	6

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Bills	$149,013	5.57%	10
RMBS (1)	44,643	7.04%	16
Total	$193,656	5.91%	11
(1) A portion of repurchase debt outstanding as of both June 30, 2024 and December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
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
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q3 2022	67,454	50,988	67,454
Q4 2022	52,544	56,426	63,357
Q1 2023	442,214	180,165	442,214
Q2 2023	340,701	101,731	340,701
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656
Q1 2024	193,493	69,254	193,493
Q2 2024	201,051	66,804	201,051

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
Securitization Transactions
In June 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 62% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-6 issued approximately $479.6 million in face value of bonds. Our proportionate share of 4.51% of the retained bonds and investments in MOAs was approximately $2.5 million, including a retained discount on issuance of approximately $0.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $15.8 million and retained cash of $1.8 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-6 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of June 30, 2024.

In April 2024, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 79% of which were mortgage loans originated by our affiliated mortgage origination companies, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-4 issued approximately $299.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $235.9 million and retained cash of $39.1 million, which was used for new loan purchases and operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of June 30, 2024.
In March 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 60% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-3 issued approximately $439.6 million in face value of bonds. Our proportionate share of 10.98% of the retained bonds and investments in MOAs was approximately $4.8 million, including a retained discount on issuance of approximately $1.6 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $35.9 million and retained cash of $4.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-3 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of June 30, 2024.
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
We derecognized the mortgage loans sold in AOMT 2023-7 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of June 30, 2024.
In August 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 55% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-5 issued approximately $260.6 million in face value of bonds. Our proportionate share of 34.42% of the retained bonds and investments in MOAs was approximately $7.7 million, including a retained discount on issuance of approximately $2.7 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $63.4 million and retained cash of $10.7 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2023-5 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of June 30, 2024.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2023-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of June 30, 2024.
In January 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 59% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-1 issued approximately $552.9 million in face value of bonds. Our proportionate share of 41.21% of the retained bonds and investments in MOAs was approximately $19.8 million, including a retained discount on issuance of approximately $6.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $190.1 million and retained cash of $15.9 million, which was used for operational purposes.
We derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our consolidated balance sheet as of June 30, 2024.

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
Notes Offering

Subsequent to the end of the second quarter, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029. The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2024. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by us. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of, premium, if any, and interest on the Notes. We may redeem the Notes in whole or in part at any time or from time to time at our option on or after July 30, 2026 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of us, we must make an offer to repurchase all outstanding Notes at a price in cash equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

Cash Availability
Cash and cash equivalents

Our cash balance as of June 30, 2024 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to fund margin calls on our mark to market financing facilities or our economic hedge agreements, should such margin calls occur.

We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $2.1 million as of June 30, 2024 was comprised of: 1.1 million of margin collateral held in support of our whole pool assets; $0.7 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $0.3 million.

Restricted cash of approximately $2.9 million as of December 31, 2023 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $0.3 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2023.

Cash Flows

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Cash flows provided by (used in) operating activities	$16,014	$292,025
Cash flows provided by (used in) investing activities	$(11,061)	$(318,131)
Cash flows provided by financing activities	$(3,347)	$54,962
Net increase in cash and restricted cash	$1,606	$28,856

The cash provided by operating activities of $16.0 million for the six months ended June 30, 2024 as compared to the cash provided of $292.0 million for the six months ended June 30, 2023 was primarily due to the volume of residential mortgage loans sold into affiliate’s securitization trust during the first six months of 2023, as compared to the first six months of 2024.

The use of investing cash flows of $(11.1) million for the six months ended June 30, 2024 as compared to cash provided by investing activities of $(318.1) million for the six months ended June 30, 2023 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period of 2023.

Financing cash flows used of $(3.3) million for the six months ended June 30, 2024 as compared to $55.0 million provided for the six months ended June 30, 2023 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended June 30, 2024.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2024.

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
4.1
Indenture, dated as of July 25, 2024, among Angel Oak Mortgage REIT, Inc., as issuer, Angel Oak Mortgage Operating Partnership, LP, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024)

4.2
First Supplemental Indenture, dated as of July 25, 2024, among Angel Oak Mortgage REIT, Inc., as issuer, Angel Oak Mortgage Operating Partnership, LP, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 25, 2024)

4.3		Form of 9.500% Senior Notes due 2029 (including the notation of guarantee) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 25, 2024)
10.1	+
Master Repurchase Agreement by and among AOMR TRS SPE, LLC, Spruce Mortgage Trust and Global Investment Bank 2 dated March 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2024)

10.2	+
Pricing Side Letter by and among AOMR TRS SPE, LLC, Angel Oak Mortgage REIT, Inc and Global Investment Bank 2 dated March 28, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2024)

10.3	+	Guaranty of Angel Oak Mortgage REIT, Inc dated March 28, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2024)
10.4
Amended and Restated Management Agreement among Angel Oak Mortgage REIT, Inc., Angel Oak Mortgage Operating Partnership, LP and Falcons I, LLC, dated as of May 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2024)

10.5
Stock Repurchase Agreement, dated July 18, 2024, between Angel Oak Mortgage REIT, Inc. and Xylem Finance LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2024)

22.1	†	List of Guarantor Subsidiaries
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE REIT, INC.

Date: August 7, 2024	By:	/s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)