Form 10-Q
period 2024-09-30
Angel Oak Mortgage REIT, Inc.
filed 2024-11-07
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 23,511,272 shares of common stock, $0.01 par value per share, outstanding as of November 7, 2024.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	September 30, 2024	December 31, 2023
ASSETS
Residential mortgage loans - at fair value	$428,909	$380,040
Residential mortgage loans in securitization trusts - at fair value	1,452,907	1,221,067
RMBS - at fair value	283,105	472,058
U.S. Treasury securities - at fair value	49,971	149,927
Cash and cash equivalents	42,052	41,625
Restricted cash	2,679	2,871
Principal and interest receivable	6,630	7,501
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	1,651	—
Other assets	35,962	32,922
Total assets	2,303,866	2,308,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$333,042	$290,610
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,353,758	1,169,154
Securities sold under agreements to repurchase	102,876	193,656
Senior unsecured notes	47,616	—
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	—	1,334
Due to broker	194,697	391,964
Accrued expenses	2,000	985
Accrued expenses payable to affiliate	657	748
Interest payable	1,312	820
Income taxes payable	2,785	1,241
Management fee payable to affiliate	25	1,393
Total liabilities	2,038,768	2,051,905

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of September 30, 2024: 350,000,000 shares authorized, 23,511,272 shares issued and outstanding. As of December 31, 2023: 350,000,000 shares authorized, 24,965,274 shares issued and outstanding.	$234	$249
Additional paid-in capital	461,249	477,068
Accumulated other comprehensive income (loss)	(441)	(4,975)
Retained earnings (deficit)	(195,944)	(216,236)
Total stockholders' equity	265,098	256,106
Total liabilities and stockholders' equity	$2,303,866	$2,308,011

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
INTEREST INCOME, NET
Interest income	$27,444	$23,900	$78,558	$71,403
Interest expense	18,424	16,490	51,495	50,742
NET INTEREST INCOME	$9,020	$7,410	$27,063	$20,661

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(6,335)	$(12,044)	$(14,527)	$(27,056)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	35,172	17,299	48,514	27,868
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$28,837	$5,255	$33,987	$812

EXPENSES
Operating expenses	$1,287	$1,370	$4,619	$5,788
Operating expenses incurred with affiliate	472	599	1,444	1,672
Due diligence and transaction costs	254	115	663	136
Stock compensation	604	447	1,864	1,195
Securitization costs	—	416	1,583	2,326
Management fee incurred with affiliate	1,204	1,445	3,810	4,460
Total operating expenses	$3,821	$4,392	$13,983	$15,577

INCOME (LOSS) BEFORE INCOME TAXES	$34,036	$8,273	$47,067	$5,896
Income tax expense	2,832	—	3,261	781
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$31,204	$8,273	$43,806	$5,115
Other comprehensive income (loss)	2,706	(1,607)	4,534	12,955
TOTAL COMPREHENSIVE INCOME (LOSS)	$33,910	$6,666	$48,340	$18,070

Basic earnings (loss) per common share	$1.31	$0.33	$1.79	$0.20
Diluted earnings (loss) per common share	$1.29	$0.33	$1.76	$0.20

Weighted average number of common shares outstanding:
Basic	23,757,039	24,768,921	24,445,105	24,706,568
Diluted	24,079,247	24,957,668	24,778,465	24,933,833

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholder's equity as of June 30, 2024	$249	$478,328	$(3,147)	$(219,624)	$255,806
Issuance of common stock, net of expenses	$2	$2,250	$—	$—	2,252
Repurchase of shares of common stock	$(17)	$(19,933)	$—	$—	(19,950)
Dividends paid on common stock	$—	$—	$—	$(7,524)	(7,524)
Stock compensation	$—	$604	$—	$—	604
Unrealized gain (loss) on RMBS and CMBS	$—	$—	$2,706	$—	2,706
Net income (loss)	$—	$—	$—	$31,204	31,204
Stockholders' equity as of September 30, 2024	$234	$461,249	$(441)	$(195,944)	$265,098

	Three Months Ended September 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of June 30, 2023	$249	$476,127	$(6,565)	$(237,135)	$232,676
Dividends paid on common stock	$—	$—	$—	$(7,987)	$(7,987)
Stock compensation	$—	$447	$—	$—	$447
Unrealized gain (loss) on RMBS and CMBS	$—	$—	$(1,607)	$—	$(1,607)
Net income (loss)	$—	$—	$—	$8,273	$8,273
Stockholders’ equity as of September 30, 2023	$249	$476,574	$(8,172)	$(236,849)	$231,802

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Issuance of common stock, net of expenses	$2	$2,250	$—	$—	$2,252
Repurchase of shares of common stock	$(17)	$(19,933)	$—	$—	$(19,950)
Dividends paid on common stock	$—	$—	$—	$(23,514)	$(23,514)
Non-cash equity compensation	$—	$1,864	$—	$—	$1,864
Unrealized gain (loss) on RMBS and CMBS	$—	$—	$4,534	$—	$4,534
Net income (loss)	$—	$—	$—	$43,806	$43,806
Stockholders’ equity as of September 30, 2024	$234	$461,249	$(441)	$(195,944)	$265,098

	Nine Months Ended September 30, 2023
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2022	$249	$475,379	$(21,127)	$(218,022)	236,479
Dividends paid on common stock	—	—	—	(23,942)	(23,942)
Non-cash equity compensation	—	1,195	—	—	$1,195
Unrealized gain (loss) on RMBS and CMBS	—	—	12,955	—	12,955
Net income (loss)	—	—	—	$5,115	5,115
Stockholders’ equity as of September 30, 2023	$249	$476,574	$(8,172)	$(236,849)	$231,802
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$43,806	$5,115
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	14,527	27,056
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(48,514)	(27,868)
Amortization of debt issuance costs	246	1,040
Net amortization of premiums and discounts on mortgage loans	1,989	2,199
Accretion of non-recourse securitized obligation discount	3,455	1,251
Accretion of discount on U.S. Treasury securities	(548)	(1,201)
Non-cash equity compensation	1,864	1,195
Net change in:
Purchases of residential mortgage loans from affiliates	(182,200)	(89,673)
Purchases of residential mortgage loans from non-affiliates	(243,634)	(5,469)
Sale of residential mortgage loans	3,118	—
Sale of residential mortgage loans into affiliate's securitization trust	66,107	313,438
Principal payments on residential mortgage loans	15,475	30,950
Principal payments on residential mortgage loans in securitization trusts	122,311	74,179
Margin received from interest rate futures contracts and TBAs	4,618	12,602
Principal and interest receivable on residential mortgage loans	868	12,806
Other assets	(1,461)	(716)
Management fee payable to affiliate	(1,367)	(512)
Accrued expenses	1,015	(528)
Accrued expenses payable to affiliate	(91)	(1,021)
Income tax payable	1,544	781
Interest payable	492	(1,880)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(196,380)	353,744
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(5,733)	(1,006,023)
Purchases of investments in RMBS, trading	(935,573)	(853,934)
Sale of investments in RMBS, available for sale	—	1,006,196
Sale of investments in RMBS, trading	927,047	832,542
Purchase of investments in U.S. Treasury securities	(349,595)	(848,617)
Investments in majority-owned affiliates	(2,253)	(14,657)
Principal payments on RMBS and CMBS securities	2,122	816
Maturity of U.S. Treasury securities	450,000	700,000
Sale of commercial mortgage loans to third parties	—	4,326
Principal payments on commercial mortgage loans	25	26
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	86,040	(179,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(23,514)	(23,942)
Repurchase of common stock	(19,950)	—
Proceeds from issuances of common stock, net of expenses	2,252	—
Proceeds from securitization	274,793	—
Principal payments on non-recourse securitization obligation	(122,070)	(74,179)
Cash paid for debt issuance costs	(1,013)	—
Proceeds from non-recourse securitization obligations	—	233,319
Net proceeds from (repurchases of) securities sold under agreements to repurchase	(90,780)	135,557
Net proceeds from issuance of senior notes	48,425	—
Net proceeds from (payments on) notes payable	42,432	(442,073)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	110,575	(171,318)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	235	3,101
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	44,496	39,861
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$44,731	$42,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$46,386	$48,862

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain comparative period amounts in the condensed consolidated financial statements have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results of operations. Specifically, certain cash flows previously presented as cash flows from operating activities on the condensed consolidated statements of cash flows for the nine months-ended September 30, 2023, have been reclassified to cash flows from investing activities as Purchases of investments in majority-owned affiliates.
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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the loan securitization transactions for which the Company is the primary beneficiary currently outstanding as of September 30, 2024 and December 31, 2023:

As of:	September 30, 2024	December 31, 2023
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$1,512,722	$1,334,963
Fair value adjustment for residential mortgage loans in securitization trusts	(59,815)	(113,896)
Residential mortgage loans in securitization trusts, at fair value	$1,452,907	$1,221,067

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$1,376,244	$1,220,067
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(22,486)	(50,912)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$1,353,758	$1,169,155
Weighted average fixed rate for Non-recourse securitization obligation issued	3.51%	2.91%

For the period ended:	September 30, 2024	December 31, 2023
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$2,010,214	$1,710,381
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	1,893,847	1,619,051
Face amount of Senior Support Certificates received by the Company, at deal date	116,367	91,330
Aggregate cash received, at deal date	233,835	194,746

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2024, the Company did not issue and retain bonds on our consolidated balance sheets for any securitization transaction for which the Company was the primary beneficiary. For the nine months ended September 30, 2024 the Company and its affiliates issued and sold bonds with a current face value of $274.8 million to third-party investors for proceeds of $274.8 million, before offering costs and accrued interest. The sold bonds are included in “Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $1.5 billion and $1.3 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets, respectively. As of September 30, 2024 and December 31, 2023, the aggregate carrying value of sold bonds issued by consolidated VIEs was $1.4 billion and $1.2 billion, respectively. These sold bonds are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which we are not the primary beneficiary were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “Other Assets” on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of AOMT securities held by the Company, and Note 13 - Other Assets, for investments in majority-owned affiliates (“MOAs”), as of September 30, 2024 and December 31, 2023 that were retained by the Company as a result of these securitization transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	($ in thousands)
Cost	$421,944	$393,443

Unpaid principal balance	$411,468	$386,872
Net premium on mortgage loans purchased	10,476	6,571
Change in fair value	6,965	(13,403)
Fair value	$428,909	$380,040

Weighted average interest rate	7.73%	6.78%

Weighted average remaining contractual maturity (years)	30	29

At times, various forms of margin maintenance may be required by certain financing facility counterparties. See Note 5 — Financing.

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property ninety (90) or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of September 30, 2024 and December 31, 2023:

As of:	September 30, 2024	December 31, 2023
	($ in thousands)
Number of mortgage loans 90 or more days past due	5	7
Recorded investment in mortgage loans 90 or more days past due	$2,174	$5,754
Unpaid principal balance of loans 90 or more days past due	$2,142	$5,681

Number of mortgage loans in foreclosure	1	2
Recorded investment in mortgage loans in foreclosure	$569	$1,956
Unpaid principal balance of loans in foreclosure	$551	$1,889

4.    Investment Securities
As of September 30, 2024, investment securities were comprised of: (i) non‑agency RMBS (“AOMT RMBS”) and (ii) Freddie Mac and Fannie Mae whole pool agency RMBS (“Whole Pool Agency RMBS”, and together with AOMT RMBS, “RMBS”), and (iii) U.S. Treasury securities. The U.S. Treasury securities held by the Company as of September 30, 2024 subsequently matured on October 3, 2024.
The following table sets forth a summary of RMBS at cost as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
AOMT RMBS	$88,998	$84,957
Whole Pool Agency RMBS	$194,697	$391,964

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables sets forth certain information about the Company’s investments in RMBS at fair value as of September 30, 2024 and December 31, 2023:

	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
September 30, 2024:	(in thousands)
AOMT RMBS (1)
Mezzanine	$13,463	$(5,292)	$8,171
Subordinate	62,223	(20,175)	42,048
Interest Only/Excess	13,055	—	13,055
Retained RMBS in VIEs (2)	—	(27,697)	(27,697)
Total AOMT RMBS	$88,741	$(53,164)	$35,577
Whole Pool Agency RMBS (3)
Fannie Mae	$158,040	$—	$158,040
Freddie Mac	36,324	—	36,324
Total Whole Pool Agency RMBS	$194,364	$—	$194,364
Total RMBS	$283,105	$(53,164)	$229,941

(1)     AOMT RMBS held as of September 30, 2024 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.
(2)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $143.5 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.
(3)     The whole pool RMBS presented as of September 30, 2024 were purchased from a broker to whom the Company owes approximately $195 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker. There was no margin collateral required as of September 30, 2024.

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
The following table sets forth certain information about the Company’s investments in U.S. Treasury securities as of September 30, 2024 and December 31, 2023:

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Effective Yield
	($ in thousands)
September 30, 2024	$50,000	$16	$49,984	$(13)	$49,971	3.89%
December 31, 2023	$150,000	$159	$149,841	$86	$149,927	5.30%

5.    Financing
Notes Payable
The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of September 30, 2024 or December 31, 2023.
The following table sets forth the details of the Company’s notes payable and drawn amounts for whole loan purchases as of September 30, 2024 and December 31, 2023:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		September 30, 2024	December 31, 2023
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.75% - 2.10%	$292,060	$206,183

Global Investment Bank 2 (2)	1 month Term SOFR	2.10% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.00% - 4.50%	40,982	84,427

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	—

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$333,042	$290,610
(1)     On September 25, 2024, this financing facility was extended through March 25, 2025 in accordance with the terms of the agreement, which contemplates six-month renewals.
(2)     On March 28, 2024 the amended and restated Master Repurchase Agreement was terminated and replaced with a new $250 million Master Repurchase Agreement which has a termination date of March 27, 2026. On October 25, 2024, this facility was amended, reducing the interest rate pricing spread to a range from 1.75% to 3.35%, based on loan status, dwell time and other factors. Prior to this extension the interest rate pricing spread ranged from 2.10% to 3.35% (See Note 16 — Subsequent Events).
(3)     On November 1, 2024, this facility was amended to (i) reduce the interest rate pricing spread to a range from 1.90% to 4.75%, based on loan status, dwell time and other factors, (ii) eliminate the 20 basis point index spread adjustment, and (iii) extend the facility’s termination date to November 1, 2025. (See note 16 — Subsequent Events).
(4)     These master repurchase agreements expired by their terms on January 4, 2023.
(5)     This agreement expired by its terms on March 16, 2023.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the total unused borrowing capacity of each financing line as of September 30, 2024:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$292,060	$307,940
Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	40,982	159,018
Total	$1,050,000	$333,042	$716,958

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

On July 25, 2024, the Company closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of its 9.500% Senior Notes due 2029 (the “Notes”). The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2024. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by the Company and are held at amortized cost. After deducting the underwriting discount and other debt issuance costs, the Company received net proceeds of approximately $47.5 million.

The Company may redeem the Notes in whole or in part at any time or from time to time at its option on or after July 30, 2026 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of the Company, the Company must make an offer to repurchase all outstanding Notes at a price in cash equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of, premium, if any, and interest on the Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

At September 30, 2024, the outstanding principal amount of these notes was $50 million and the accrued interest payable on the Notes was $0.9 million. At September 30, 2024, the unamortized deferred debt issuance cost was $1.5 million, and the net interest expense was $1.0 million. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than July 30, 2029.

6.    Due to Broker
The “Due to broker” account on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, in the amounts of $195 million and $392 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the third and fourth quarters of 2024 and 2023, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled on October 15, 2024 and January 16, 2024, respectively, at which time these assets were simultaneously sold.
The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled.
7.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $0.3 million as of September 30, 2024 and December 31, 2023, respectively.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes certain characteristics of the Company’s repurchase agreements as of September 30, 2024 and December 31, 2023:

September 30, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$49,712	4.90%	3
AOMT RMBS (1)	53,164	6.35%	18
Total	$102,876	5.65%	11

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
U.S. Treasury securities	$149,013	5.57%	10
AOMT RMBS (1)	44,643	7.04%	16
Total	$193,656	5.91%	11

(1)     A portion of repurchase debt outstanding as of both September 30, 2024 and December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 - Investment Securities.
Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

8.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of September 30, 2024 and December 31, 2023 included both To-Be-Announced (“TBA”) securities and interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts under the Company’s sole control as of September 30, 2024 and December 31, 2023 included $2.3 million and $2.5 million, respectively. There was no TBA margin collateral required as of either September 30, 2024 or December 31, 2023. For the three and nine months ended September 30, 2024, we recognized income tax expense and a corresponding liability related to income from our TBAs.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of September 30, 2024 and December 31, 2023:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
September 30, 2024	Interest rate futures	2,404	$1,392	$—	$—	$240,400
September 30, 2024	TBAs	N/A	$259	$—	$—	$203,400

December 31, 2023	Interest rate futures	1,489	$—	$840	$—	$148,900
December 31, 2023	TBAs	N/A	$—	$494	$—	$386,700
The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and September 30, 2023 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended September 30, 2024	Interest rate futures	$(4,461)	$1,184
Three Months Ended September 30, 2024	TBAs	$3,115	$(1,235)

Three Months Ended September 30, 2023	Interest rate futures	$2,828	$(364)
Three Months Ended September 30, 2023	TBAs	$7,421	$4,927

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Nine Months Ended September 30, 2024	Interest rate futures	$(622)	$2,232
Nine Months Ended September 30, 2024	TBAs	$5,238	$753

Nine Months Ended September 30, 2023	Interest rate futures	$8,599	$(2,416)
Nine Months Ended September 30, 2023	TBAs	$4,900	$(5,379)

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

As of September 30, 2024, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K. Included in Note 10 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$426,501	$2,408	$428,909
Residential mortgage loans in securitization trusts	—	1,425,632	27,275	1,452,907
Investments in securities
AOMT RMBS (1)	—	88,741	—	88,741
Whole Pool Agency RMBS	—	194,364	—	194,364
U.S. Treasury Securities	49,971	—	—	49,971
Other Assets, at fair value (2)	—	11,178	—	11,178
Unrealized appreciation on futures contracts	1,392	—	—	1,392
Unrealized appreciation on TBAs	259	—	—	259
Total assets, at fair value	$51,622	$2,146,416	$29,683	$2,227,721

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,289,236	$—	$1,289,236
Total liabilities, at fair value	$—	$1,289,236	$—	$1,289,236
(1)     AOMT RMBS held as of September 30, 2024 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT commercial mortgage backed securities (“CMBS)” assets. All AOMT CMBS held as of September 30, 2024 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of September 30, 2024:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$2,408	Prepayment rate (annual CPR)	5.28% - 19.36%	12.27%
		Default rate	7.62% - 35.41%	19.02%
		Loss severity	—% - 17.08%	9.46%
		Expected remaining life	0.67 - 4.28 years	2.44 years

Residential mortgage loans in securitization trust, at fair value	$27,275	Prepayment rate (annual CPR)	4.01% - 15.67%	10.63%
		Default rate	6.98% - 28.33%	17.42%
		Loss severity	(22.22)% - 60.81%	1.37%
		Expected remaining life	1.33 - 5.86 years	2.66 years
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

As of September 30, 2024, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.38 billion and $1.29 billion, respectively, a difference of approximately $87.0 million (which includes AOMT 2022-1, AOMT 2022-4, AOMT 2023-4, and AOMT 2024-4, which are marked to fair value; and AOMT 2021-4 and AOMT 2021-7, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $64.5 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of September 30, 2024 was approximately $18.7 million and $17.0 million, respectively. The amortized cost and fair value of these investments as of December 31, 2023 was approximately $16.2 million and $16.7 million, respectively.

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
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of September 30, 2024 and December 31, 2023:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended (in thousands)	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year Ended (1):
September 30, 2024	$182,200	405	380

December 31, 2023	$199,793	475	589
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
11.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2024, the Company was not aware of any legal claims that could materially impact its financial condition. As of September 30, 2024, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of September 30, 2024, the Company has a total purchase commitments of $93.3 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit.

12.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three and nine months ended September 30, 2024 and 2023, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	(in thousands)
AOCI balance, beginning of period	$(3,147)	$(6,565)
Net unrealized gain/(loss) on AFS securities	2,706	(1,607)
AOCI balance, end of period	$(441)	$(8,172)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(in thousands)
AOCI balance, beginning of period	$(4,975)	$(21,127)
Net unrealized gain/(loss) on AFS securities	4,534	12,955
AOCI balance, end of period	$(441)	$(8,172)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	($ in thousands)
Investments in Majority-Owned Affiliates	$18,720	$16,232
Commercial Mortgage Loans, at fair value	5,242	5,219
CMBS, at fair value	5,936	6,592
Deferred tax asset	3,457	3,457
Prepaid expenses	1,570	1,137
Protective advances and other assets	1,037	285
Total other assets	$35,962	$32,922

Investments in Majority-Owned Affiliates (“MOA”)

In 2023 and the first three quarters of 2024, the Company participated in securitization transactions AOMT 2023-1, AOMT 2023-5, AOMT 2023-7, AOMT 2024-3, and AOMT 2024-6, which involved MOAs in which the Company received investments of 41.21%, 34.42%, 10.35%, 10.98%, and 4.51% respectively, in each case proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost. The investment will be tested for impairment at least annually utilizing undiscounted cash flows of the underlying bonds. See Note 9 — Fair Value Measurements.

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of September 30, 2024 and December 31, 2023, the cost and unpaid principal balance of the assets was $5.6 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.24% with a weighted average maturity of 11 years, as of September 30, 2024. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of September 30, 2024 or December 31, 2023.
Commercial Mortgage Backed Securities

CMBS are held at fair value. As of September 30, 2024 and December 31, 2023, the cost of these assets were $6.1 million and $6.3 million, with a fair value of $5.9 million and $6.6 million, respectively. There was no repurchase debt held against these assets at September 30, 2024 or December 31, 2023.

14.     Equity

As of September 30, 2024, we had 6,973,959 shares of our common stock remaining available for sale from time to time in at-the-market equity offering program (the “ATM Program”). These shares are registered with the SEC under our shelf registration statement.

During the three-months and nine-months ended September 30, 2024, the Company issued and sold 188,456 shares of common stock through the ATM Program for proceeds of $2.3 million, net of $45 thousand in commissions and fees.

On July 25, 2024 the Company repurchased 1,707,922 shares of common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management, LP, for an aggregate repurchase price of approximately $20.0 million following the issuance of $50 million in aggregate principal amount of the Notes.

15.     Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

For the three and nine month periods ended September 30, 2024, there were approximately 120,000 dilutive outstanding restricted stock awards and approximately 200,000 dilutive performance-based restricted stock units. To date we have expensed $0.7 million related to the performance-based restricted stock units based on current market conditions.

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

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$31,204	$8,273
Dividends allocated to participating securities	(38)	(60)
Net income (loss) to common stockholders - basic	$31,166	$8,213
Basic weighted average common shares outstanding	23,757,039	24,768,921
Basic earnings (loss) per common share	$1.31	$0.33

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$31,204	$8,273
Dividends allocated to participating securities	(38)	(60)
Net income (loss) to common stockholders - diluted	$31,166	$8,213
Basic weighted average common shares outstanding	23,757,039	24,768,921
Net effect of dilutive equity awards	322,208	188,747
Diluted weighted average common shares outstanding	24,079,247	24,957,668
Diluted earnings (loss) per common share	$1.29	$0.33

The following table sets forth the calculation of basic and diluted earnings per share for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$43,806	$5,115
Dividends allocated to participating securities	(115)	(123)
Net income (loss) to common stockholders - basic	$43,691	$4,992
Basic weighted average common shares outstanding	24,445,105	24,706,568
Basic earnings (loss) per common share	$1.79	$0.20

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$43,806	$5,115
Dividends allocated to participating securities	(115)	(123)
Net income (loss) to common stockholders - diluted	$43,691	$4,992
Basic weighted average common shares outstanding	24,445,105	24,706,568
Net effect of dilutive equity awards	333,360	227,265
Diluted weighted average common shares outstanding	24,778,465	24,933,833
Diluted earnings (loss) per common share	$1.76	$0.20

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16.    Subsequent Events

On October 16, 2024, the Company securitized residential mortgage loans with a scheduled unpaid principal balance of approximately $316.8 million in the issuance of AOMT 2024-10. Similar to certain previous securitization transactions, the Company will consolidate the VIE used to facilitate this transaction. See Note 2 — Variable Interest Entities for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with financing transactions.

On October 25, 2024, the Company amended its loan financing facility with Global Investment Bank 2 to, among other changes, reduce the interest rate pricing spread to a range from 1.75% to 3.35%, based on collateral type, loan status, dwell time and other factors. See Note 5 — Financing for a further discussion related to this financing facility.

On November 1, 2024, the Company amended its loan financing facility with Global Investment Bank 3 to, among other changes, (i) extend the termination date to November 1, 2025; (ii) reduce the interest rate pricing spread to a range from 1.90% to 4.75% based on collateral type, loan status, dwell time and other factors; and (iii) eliminate the 20 basis point index spread adjustment. See Note 5 — Financing for a further discussion related to this financing facility.

On November 6, 2024, the Company declared a dividend of $0.32 per share of common stock, to be paid on November 27, 2024 to common stockholders of record as of November 19, 2024.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

Over the course of the third quarter, signs of easing inflation and a stable employment sector that had emerged during the second quarter persisted, providing the Federal Reserve Bank of the United States (“the Fed”) with confidence to reduce interest rates at its September meeting for the first time since March of 2020. At that meeting, the Fed elected to reduce rates by what was perceived to be an aggressive 50 basis points (“bps”). Following the rate cut and now that an easing rate cycle has begun, analysts are split over the expected timing and extent of future rate cuts. As of the end of September 2024, markets were pricing in an additional 1.5 cuts through the end of the year. As of the end of September 2024, inflation was 2.4%, down from 2.9% as of the end of June but still above the Fed’s 2.0% target.

30 year fixed residential conforming mortgage rates also responded to the Fed rate cuts, with the average rate dropping 78bps, from from 6.86% at the end of June 2024 to 6.08% as of the end of September 2024. According to the U.S. Department of Housing and Urban Development, mortgage origination activity rose 9.6% in August 2024 on a month over month seasonally adjusted basis, driven by a 15.8% increase in single-family housing starts. Rate cuts are expected to drive increased home purchase and mortgage origination activity going forward, but the extent of such activity remains uncertain.
On the heels of inflation data and the Fed rate cuts, the two-year and five-year Treasury yields decreased by 112bps and 82bps, respectively, in the third quarter of 2024 compared to the end of June 2024. Net of new loan purchases and securitizations, we observed an increase of approximately 261 basis points in the weighted average price of our residential whole loans portfolio since the end of second quarter 2024. The weighted average coupon of our residential whole loans portfolio held relatively flat at 7.73% as of the end of the third quarter of 2024 compared to 7.71% as of the end of the second quarter of 2024. Subsequent to the end of the third quarter of 2024, in October, we executed the AOMT 2024-10 securitization as the sole contributor of loans, contributing approximately $316.8 million in scheduled unpaid principal balance of residential mortgage loans. During the third quarter of 2024, we purchased $264.8 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 7.74%, weighted average loan-to-value ratio (“LTV”) of 70.0% and weighted average credit score of 754.

Notes offering

On July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029 (the “Notes”). The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2024. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by us. We have deployed the majority of the net proceeds from the offering of the Notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets primarily sourced from our affiliated proprietary mortgage lending platform and other target assets through the secondary market in a manner consistent with our strategy and investment guidelines. Additionally, we used a portion of the net proceeds from the offering of the Notes to repurchase 1,707,922 shares of our common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately $20.0 million.

Our investment performance

Net Interest Margin (“NIM”). An increase in both the balance and yield of our target assets generated greater interest income in the third quarter of 2024 as compared to the third quarter of 2023. Interest income growth outpaced the growth in interest expense, leading to higher NIM in the third quarter of 2024 compared to the third quarter of 2023.

Net realized loss. Our net realized loss for the quarter ended September 30, 2024 was primarily due to realized losses associated with rate hedge contracts, as well as paydowns on our residential loans and loans held in securitization trusts portfolios.

Net unrealized gain. Our net unrealized gain for the quarter ended September 30, 2024 was driven by an increase in the valuation of our residential whole loans and the net valuation of loans in securitization trust and non-recourse securitization obligation portfolios.

Whole loans and securitization activity

During the quarter ended September 30, 2024, we purchased $264.8 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 7.74%, weighted average LTV of 70.0% and weighted average credit score of 754.

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

Subsequent to quarter end, in October 2024, we issued AOMT 2024-10, an approximately $316.8 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2024-10 as the sole participant in the securitization. As the primary beneficiary we will consolidate the AOMT 2024-10 securitization, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our condensed consolidated balance sheet as of the applicable balance sheet date.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of September 30, 2024. Highlights of whole loan financing facilities activity over the third quarter of 2024 are as follows:

•During the quarter ended September 30, 2024, we maintained the same whole loan financing facility lender base as of December 31, 2023.

•During the quarter ended September 30, 2024, we (i) renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods.

•Subsequent to quarter end, we (i) in October 2024, amended our loan financing facility with Global Investment Bank 2 to, among other changes, reduce the interest rate pricing spread to a range from 1.75% to 3.35% and (ii) in November 2024 amended our loan financing facility with Global Investment Bank 3 to, among other changes, (a) extend the termination date to November 1, 2025; (b) reduce the interest rate pricing spread to a range from1.90% to 4.75% based on collateral type, loan status, dwell time and other factors; and (c) eliminate the 20 basis point index spread adjustment.

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

We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the management agreement that we and the Operating Partnership entered into with our Manager upon the completion of our initial public offering of common stock (“IPO”) on June 21, 2021 and amended and restated on May 1, 2024 (as amended and restated, the “Management Agreement”). For information on the fees that are payable to our Manager under the Management Agreement, see “Note 10 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.
Distributable Earnings were a loss of $3.4 million and a loss of $8.6 million for the three months ended September 30, 2024 and 2023, respectively. The primary drivers of this quarter’s Distributable Earnings as compared to GAAP net income are the adjustments to remove unrealized gains associated with our residential loans and residential loans in securitization trusts and non-recourse securitization obligation portfolios.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Net income (loss) allocable to common stockholders	$31,204	$8,273	$43,806	$5,115
Adjustments:
Net unrealized (gains) losses on trading securities	(984)	4,857	829	7,134
Net unrealized (gains) losses on derivatives	51	(4,563)	(2,985)	7,794
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(26,304)	(5,319)	(28,871)	5,784
Net unrealized (gains) losses on residential loans	(7,935)	(12,338)	(17,438)	(48,497)
Net unrealized (gains) losses on commercial loans	—	64	(49)	(83)
Non-cash equity compensation expense	604	447	1,864	1,195
Distributable Earnings	$(3,364)	$(8,579)	$(2,844)	$(21,558)

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in thousands)
Annualized Distributable Earnings	$(13,460)	$(34,315)	$(3,793)	$(28,747)
Average total stockholders’ equity	$260,452	$232,575	260,083	$236,629
Distributable Earnings Return on Average Equity	(5.2)%	(14.8)%	(1.5)%	(12.1)%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands except for share and per share data)
Total stockholders’ equity	$265,098	$256,106
Number of shares of common stock outstanding at period end	23,511,272	24,965,274
Book value per share of common stock	$11.28	$10.26

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$265,098	$256,106
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	64,522	81,942
Stockholders’ equity including economic book value adjustments	$329,620	$338,048

Number of shares of common stock outstanding at period end	23,511,272	24,965,274
Book value per share of common stock	$11.28	$10.26
Economic book value per share of common stock	$14.02	$13.54

Results of Operations

Three Months Ended September 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
INTEREST INCOME, NET
Interest income	$27,444	$23,900
Interest expense	18,424	16,490
NET INTEREST INCOME	$9,020	$7,410

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(6,335)	$(12,044)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	35,172	17,299
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$28,837	$5,255

EXPENSES
Operating expenses	$1,287	$1,370
Operating expenses incurred with affiliate	472	599
Due diligence and transaction costs	254	115
Stock compensation	604	447
Securitization costs	—	416
Management fee incurred with affiliate	1,204	1,445
Total operating expenses	$3,821	$4,392

INCOME (LOSS) BEFORE INCOME TAXES	$34,036	$8,273
Income tax expense	2,832	—
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$31,204	$8,273
Other comprehensive income (loss)	2,706	(1,607)
TOTAL COMPREHENSIVE INCOME (LOSS)	$33,910	$6,666

Net Interest Income

The following table sets forth the components of net interest income for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024		September 30, 2023
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$4,659	$263,095	$4,272	$289,916
Residential mortgage loans in securitization trusts	18,580	1,454,736	15,208	1,228,074
Commercial mortgage loans	81	5,246	58	6,329
RMBS and Majority-Owned Affiliate	3,251	117,965	3,067	171,128
CMBS	417	6,239	147	6,453
U.S. Treasury securities	65	6,000	541	46,607
Other interest income	391	40,919	607	42,669
Total interest income	27,444		23,900
Interest expense
Notes payable	2,830	176,159	4,117	205,915
Non-recourse securitization obligation, collateralized by residential mortgage loans	13,731	1,362,039	10,956	1,191,406
Repurchase facilities	900	57,842	1,417	87,279
Senior unsecured notes	963	40,538	—	—
Total interest expense	18,424		16,490
Net interest income	$9,020		$7,410

Net interest income for the three months ended September 30, 2024 and 2023 was $9.0 million and $7.4 million, respectively. Net interest income increased in the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher net interest income from our residential mortgage loans portfolio (residential mortgage loan interest income less notes payable interest expense) during the three months ended September 30, 2024 . We observed net interest income associated with our residential mortgage loan portfolio of $1.8 million in the three months ended September 30, 2024 compared to $0.1 million in the comparable period of 2023. This was primarily driven by an increase in the weighted average coupon rate of our residential mortgage loans portfolio versus the comparative period, as well as holding more unlevered loans, resulting in a proportionally lower notes payable balance.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended September 30, 2024 and 2023 are set forth as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$25,228	$4,352
Realized gain (loss) on RMBS	(565)	(598)
Unrealized gain (loss) on Whole Pool Agency RMBS	(2,138)	(12,367)
Realized gain (loss) on CMBS	(67)	(101)
Realized gain (loss) on interest rate futures	(4,461)	2,828
Realized and unrealized gain (loss) on TBAs	1,880	12,349
Realized and unrealized gain (loss) on residential mortgage loans	7,789	(856)
Realized and unrealized gain (loss) on commercial mortgage loans	—	(35)
Realized and unrealized loss on U.S. Treasury securities	(13)	47
Unrealized appreciation (depreciation) on interest rate futures	1,184	(364)
Total realized and unrealized gains (losses), net	$28,837	$5,255

For the three months ended September 30, 2024 and 2023, total realized and unrealized gains (losses), net resulted in gains of $28.8 million and $5.3 million, respectively. During the three months ended September 30, 2024, gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation drove the majority of the overall gain to our portfolio as valuations increased during the quarter. Similarly, during the three months ended September 30, 2023 gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation drove the majority of the overall gain to our portfolio as well.

Expenses

Operating Expenses

For the three months ended September 30, 2024 and 2023, our operating expenses were $1.3 million and $1.4 million, respectively. Our operating expenses decreased slightly compared to the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the three months ended September 30, 2024 and 2023, our operating expenses incurred with affiliate were $0.5 million and $0.6 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased slightly in the third quarter of 2024 compared to the same period of 2023 as a result of additional cost savings actions.

Due Diligence and Transaction Costs

For the three months ended September 30, 2024 and 2023, our due diligence and transaction costs were $254 thousand and $115 thousand, respectively. Our due diligence and transaction expenses increased over the comparative period due to increased purchases of whole loans during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Stock Compensation

For the three months ended September 30, 2024 and 2023, our stock compensation expense was $0.6 million and $0.4 million, respectively. Our stock compensation expense increased for the three months ended September 30, 2024 due to an increase in the estimated impact for outstanding performance-based restricted stock unit awards.

Securitization Costs

For the three months ended September 30, 2024 and 2023, we incurred $0.0 million and $0.4 million of securitization costs, respectively. There was no securitization activity in the third quarter of 2024, and the securitization costs in the comparative period in 2023 were driven by our participation in the AOMT 2023-5 securitization.

Management Fee Incurred with Affiliate

For the three months ended September 30, 2024 and 2023, our management fee incurred with affiliate was $1.2 million and $1.4 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the three months ended September 30, 2024 as compared to the same period in 2023. A key driver of the decrease in the three months ended September 30, 2024 versus the comparative period of 2023 is the repurchase of 1,707,922 million shares of our common stock owned by Xylem Finance, LLC, an affiliate of Davidson Kempner Capital Management, LP, for an aggregate repurchase price of approximately $20 million. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP.

Nine Months Ended September 30, 2024 and 2023

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
INTEREST INCOME, NET
Interest income	$78,558	$71,403
Interest expense	51,495	50,742
NET INTEREST INCOME	$27,063	$20,661

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(14,527)	$(27,056)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	48,514	27,868
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$33,987	$812

EXPENSES
Operating expenses	$4,619	$5,788
Operating expenses incurred with affiliate	1,444	1,672
Due diligence and transaction costs	663	136
Stock compensation	1,864	1,195
Securitization costs	1,583	2,326
Management fee incurred with affiliate	3,810	4,460
Total operating expenses	$13,983	$15,577

INCOME (LOSS) BEFORE INCOME TAXES	$47,067	$5,896
Income tax expense (benefit)	3,261	781
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$43,806	$5,115
Other comprehensive income (loss)	4,534	12,955
TOTAL COMPREHENSIVE INCOME (LOSS)	$48,340	$18,070

Net Interest Income

The following table sets forth the components of net interest income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024		September 30, 2023
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$13,925	$284,211	$18,457	$467,538
Residential mortgage loans in securitization trusts	51,851	1,357,840	39,753	1,106,621
Commercial mortgage loans	258	5,231	458	8,215
RMBS and Majority Owned Affiliate	9,613	148,677	9,225	164,244
CMBS	1,097	6,428	790	6,394
U.S. Treasury securities	548	14,528	1,201	32,981
Other interest income	1,266	39,239	1,519	37,482
Total interest income	78,558		71,403
Interest expense
Notes payable	9,928	199,644	21,222	366,032
Non-recourse securitization obligation, collateralized by residential mortgage loans	37,624	1,285,118	26,121	1,080,156
Repurchase facilities	2,980	64,431	3,399	89,726
Senior unsecured notes	963	35,681	—	—
Total interest expense	51,495		50,742
Net interest income	$27,063		$20,661

Net interest income for the nine months ended September 30, 2024 and 2023 was $27.1 million and $20.7 million, respectively. Net interest income increased in the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher net interest income from our residential mortgage loans portfolio (residential mortgage loan interest income less notes payable interest expense) during the nine months ended September 30, 2024. We observed net interest income associated with our residential mortgage loan portfolio of $4 million in the nine months ended September 30, 2024 compared to a loss of $(2.8) million in the comparable period of 2023. This was primarily driven by an increase in the weighted average coupon rate of our residential mortgage loans portfolio versus the comparative period, as well as holding more unlevered loans, resulting in a proportionally lower notes payable balance.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the nine months ended September 30, 2024 and 2023 are set forth as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$25,607	$(7,948)
Realized loss on RMBS	(2,469)	(1,545)
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	(6,355)	(12,627)
Realized gain (loss) on CMBS	(186)	(241)
Realized gain (loss) on interest rate futures	(622)	8,599
Realized and unrealized gain (loss) on TBAs	5,992	(479)
Realized and unrealized (loss) gain on residential mortgage loans	9,839	17,268
Realized and unrealized (loss) gain on commercial mortgage loans	48	113
Realized and unrealized loss on U.S. Treasury securities	(99)	88
Unrealized appreciation on interest rate futures	2,232	(2,416)
Total realized and unrealized gains (losses), net	$33,987	$812

For the nine months ended September 30, 2024 and 2023, total realized and unrealized gains (losses), net resulted in a net gain of $34 million and a loss of $0.8 million, respectively. During the nine months ended September 30, 2024, gains on residential mortgage loans in securitization trust, net of unrealized gain (loss) on non-recourse securitization obligation, residential mortgage loans, TBAs, and interest rate futures were offset by losses on RMBS and whole pool agency RMBS. In the nine months ended September 30, 2023, market volatility caused the valuation of our residential mortgage loans in securitization trust and whole pool agency RMBS to decrease, which was offset by gains in our residential mortgage loans portfolio and interest rate futures.

Expenses

Operating Expenses

For the nine months ended September 30, 2024 and 2023, our operating expenses were $4.6 million and $5.8 million, respectively. Our operating expenses decreased during the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the nine months ended September 30, 2024 and 2023, our operating expenses incurred with affiliate were $1.44 million and $1.7 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased versus the comparative period as a result of additional cost savings actions.

Due Diligence and Transaction Costs

For the nine months ended September 30, 2024 and 2023, our due diligence and transaction costs were $663 thousand and $136 thousand, respectively. Our due diligence and transaction expenses increased versus the comparative period as we purchased more whole loans during the nine months ended September 30, 2024 than the nine months ended September 30, 2023.

Stock Compensation

For the nine months ended September 30, 2024 and 2023 our stock compensation expense was $1.9 million and $1.2 million, respectively. Stock compensation expense increased for the nine months ended September 30, 2024 due to an increase in the estimated impact for outstanding performance-based restricted stock unit awards.

Securitization Costs

Securitization costs of $1.6 million were incurred for the nine months ended September 30, 2024 in connection with the AOMT 2024-3, AOMT 2024-4, and AOMT 2024-6 securitization transactions. There were $2.3 million of securitization costs incurred for the comparable period in 2023, representing costs incurred in connection with the AOMT 2023-1, AOMT 2023-4, and AOMT 2023-5 securitizations.

Management Fee Incurred with Affiliate

For the nine months ended September 30, 2024 and 2023, our management fee incurred with affiliate was $3.8 million and $4.5 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the nine months ended September 30, 2024 as compared to the same period in 2023. A key driver of the decrease in the nine months ended September 30, 2024 versus the comparative period of 2023 is the repurchase of 1,707,922 million shares of our common stock owned by Xylem Finance, LLC, an affiliate of Davidson Kempner Capital Management, LP, for an aggregate repurchase price of approximately $20 million. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP.

Our Portfolio

As of September 30, 2024, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of September 30, 2024:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$428,909	$333,042	$95,867	36.2%
Residential mortgage loans in securitization trust	1,452,907	1,353,758	$99,149	37.4%
Total whole loan portfolio	$1,881,816	$1,686,800	$195,016	73.6%

Investment securities
RMBS	$283,105	$53,164	$229,941	86.7%
U.S. Treasury securities	49,971	49,712	259	0.1%
Total investment securities	$333,076	$102,876	$230,200	86.8%

Investment in Majority-Owned Affiliate	$18,720	$—	$18,720	7.1%

Total investment portfolio	$2,233,612	$1,789,676	$443,936	167.5%
Target assets (1)	$2,183,641	$1,739,964	$443,677	167.4%

Cash	$42,052	$—	$42,052	15.8%
Other assets and liabilities (2)	(220,889)	—	(220,889)	(83.3)%
Total	$2,054,775	$1,789,676	$265,099	100.0%

(1)     “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliates.
(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $194.7 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

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
Residential Mortgage Loans
The following table sets forth additional information on the residential mortgage loans in our portfolio as of September 30, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$75 - $3,403	$481
Interest rate	3.63% - 11.88%	7.73%
Maturity date	6/27/2044 - 8/15/2064	July 2054
FICO score at loan origination	628 - 823	754
LTV at loan origination	7.1% - 90.0%	70.6%
DTI at loan origination	1.94% - 52.0%	31.6%
Percentage of first lien loans	N/A	98.9%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.7%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$18 - $3,410	$492
Interest rate	2.99% - 12.50%	6.8%
Maturity date	9/27/2048 - 11/27/2063	December 2053
FICO score at loan origination	624 - 825	748
LTV at loan origination	9.00% - 90.00%	69.4%
DTI at loan origination	1.90% - 59.10%	30.9%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.9%

The following charts illustrate the distribution of the credit scores and coupon rates by the number of loans in our residential mortgage loan portfolio as of September 30, 2024:

200
150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

# of Loans
280
240
200
160
120
80
40
0
< 3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and coupon rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2023:

150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

350
300
250
200
150
100
50
0
# of Loans
<3.499
3.5-3.999
4-4.499
4.5-4.999
5-5.499
5.5-5.999
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of September 30, 2024, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of September 30, 2024:

Investor Loans, 34%
Loans Made to Bank Statement Borrowers, 57%
Just Missed Prime, 9%

Full Documentation and Other Loans, 9%
Loans Made to Bank Statement Borrowers, 57%
Investor Loans, 34%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of September 30, 2024. Numbers presented may add to more than 100% due to rounding.

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

Residential Mortgage Loans Held in Securitization Trusts
The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2024:

($ in thousands)
UPB	$1,512,722
Fair Value	$1,452,907
Number of loans	3,594
Weighted average loan coupon	5.12%
Average loan amount	$422
Weighted average LTV at loan origination and deal date	67.0%
Weighted average credit score at loan origination and deal date	741
Current 3-month constant prepayment rate (“CPR”) (1)	7.8%
Percentage of loans 90+ days delinquent (based on UPB)	1.9%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2024. Numbers presented may add to more than 100% due to rounding.

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of September 30, 2024:

	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations
	($ in thousands)
UPB of loans	$295,926	$154,043	$1,119,064	$882,348
Number of loans	1,081	477	2,165	2,032
Weighted average loan coupon	7.21%	5.81%	5.25%	5.28%
Average loan amount	$274	$323	$517	$434
Weighted average LTV at loan origination and deal date	69.0%	74.1%	68.7%	68.4%
Weighted average credit score at loan origination and deal date	707	719	731	731
Current 3-month CPR (1)	13.4%	8.7%	7.0%	8.3%
90+ day delinquency (as a % of UPB)	8.1%	2.9%	1.4%	1.2%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.2%	1.0%	1.3%	1.1%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	49.5%	—%	68.8%	68.0%
Fair value of first loss piece (3,4)	19,383	23,676	11,500	3,109
Investment thickness (5)	21.45	20.14	7.60	10.05
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
(4)     The fair value of the first loss pieces presented for AOMT 2023-1, AOMT 2023-5, AOMT 2023-7, AOMT 2024-3, and AOMT 2024-6 is the total at risk for the Majority-Owned Affiliates.
(5)     Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

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

(6) AOMT 2023-5 reflects one-month CPR.

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of September 30, 2024:

	RMBS			Repurchase Debt (1)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$13,463	$—	$13,463	$5,292	$—	$5,292	$8,171	$—	$8,171
Subordinate	62,223	—	$62,223	20,175	—	$20,175	$42,048	$—	$42,048
Interest only / excess	13,055	—	$13,055	—	—	$—	$13,055	$—	$13,055
Whole pool (2)	—	194,364	$194,364	—	—	$—	$—	$194,364	$194,364
Retained RMBS in VIEs (3)	—	—	$—	27,697	—	$27,697	$(27,697)	$—	$(27,697)
Subtotal	$88,741	$194,364	$283,105	$53,164	$—	$53,164	$35,577	$194,364	$229,941
Investment in Majority Owned Affiliates	$18,720	$—	$18,720	$—	$—	$—	$18,720	$—	$18,720
Total	$107,461	$194,364	$301,825	$53,164	$—	$53,164	$54,297	$194,364	$248,661

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
(2)     The whole pool RMBS presented as of September 30, 2024 were purchased from a broker to whom the Company owes approximately $194.7 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.
(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $143.5 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the period ended September 30, 2024:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value as of June 30, 2024	$—	$13,100	$60,107	$13,027	$180,518	$266,752
Acquisitions:
Retained bonds received in securitizations	—	—	—	—	—	$—
Third party securities	—	—	—	—	194,697	$194,697
Effect of principal payments / sales	—	(280)		—	(178,702)	$(178,982)
IO and excess servicing prepayments	—	—	—	(565)	—	$(565)
Changes in fair value, net	—	644	2,115	593	(2,149)	$1,203
Ending fair value as of September 30, 2024	$—	$13,464	$62,222	$13,055	$194,364	$283,105

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2023:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value as of December 31, 2022	$—	$1,958	$49,578	$10,424	$993,378	$1,055,338
Acquisitions:
Retained bonds received in securitizations	—	9,831	4,880	3,530	—	18,241
Third party securities	—	—	—	—	1,741,864	1,741,864
Effect of principal payments / sales	—	(869)	—	—	(2,339,028)	(2,339,897)
IO and excess servicing prepayments	—	—	—	(1,396)	—	(1,396)
Changes in fair value, net	—	52	1,207	501	(3,852)	(2,092)
Ending fair value as of December 31, 2023	$—	$10,972	$55,665	$13,059	$392,362	$472,058

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of September 30, 2024)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2024. Numbers presented may add to more than 100% due to rounding.

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

CMBS

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	($ in thousands)
UPB of loans	$104,138	$112,302
Number of loans	134	145
Weighted average loan coupon	7.9%	7.5%
Average loan amount	$777	$774
Weighted average LTV at loan origination and deal date	56.2%	56.2%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Subordinate	2,674	—	2,674	2,706	—	2,706
Interest only / excess	3,262	—	3,262	3,886	—	3,886
Total	$5,936	$—	$5,936	$6,592	$—	$6,592

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, securitizations of our whole loans, and our ATM Program (as defined below). Additionally, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029. We have deployed the majority of the net proceeds from the offering of the Notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets primarily sourced from our affiliated proprietary mortgage lending platform and other target assets through the secondary market in a manner consistent with our strategy and investment guidelines. Additionally, we used the net proceeds from the offering of the Notes to repurchase 1,707,922 shares of our common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately $20.0 million. See “—Trends and Recent Developments—Notes offering” in this report. Our financing sources historically have included the foregoing, as well as capital contributions from our investors prior to our IPO, and the proceeds from our IPO and concurrent private placement (which capital has all been deployed). Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
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

Description of Existing Financing Arrangements
As of September 30, 2024, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.1 billion. During the quarter ended September 30, 2024, we renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods. Subsequent to the end of the quarter, we (i) amended our loan financing facility with Global Investment Bank 2 to, among other changes, reduce the interest rate pricing spread to a range from 1.75% to 3.35% and (ii) amended our loan financing facility with Global Investment Bank 3 to, among other changes, extend the termination date to (a) November 1, 2025; (b) reduce the interest rate pricing spread to a range from 1.90% to 4.75% based on collateral type, loan status, dwell time and other factors; and (c) eliminate the 20 basis point index spread adjustment. Borrowings under warehouse loan financing lines (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of September 30, 2024, the advance rates (when required) of our three active lenders ranged from 65% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price for a specific loan financing facility as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of September 30, 2024 was $10.0 million.
A description of each loan financing facility in place during the quarter ended September 30, 2024 is set forth as follows:
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
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of September 30, 2024, the termination date of the master repurchase agreement was March 25, 2025.
The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread generally ranging from 1.75% to 2.10% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) until two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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
Global Investment Bank 2 Loan Financing Facility. On March 28, 2024, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”), replacing the existing master repurchase agreement with Global

Investment Bank 2 entered into on February 13, 2020. Our two subsidiaries are each considered a “Seller” under this agreement. Pursuant to the agreement, one of our subsidiaries may sell to Global Investment Bank 2, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement is set to terminate on March 27, 2026, unless terminated earlier pursuant to the terms of the agreement.
The principal amount paid by Global Investment Bank 2 for each mortgage loan is based on a percentage of the market value, cost‑basis value, or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, our subsidiaries are required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) the greater of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from, as of October 25, 2024, 1.75% to 3.35%.
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
Global Investment Bank 3 Loan Financing Facility. On October 24, 2018, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”) for which we serve as guarantor of our subsidiaries’ obligations. Our subsidiaries are each considered a “Seller” under this agreement. Pursuant to the initial agreement, our subsidiaries could sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans, although Global Investment Bank 3 was under no obligation to purchase the loans our subsidiaries offered to sell to them.
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
On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the base interest rate spread was reduced to a range from 1.90% to 4.75% and the index spread adjustment of 0.20% was eliminated.
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
The following table sets forth the details of our loan financing facilities as of each of September 30, 2024 and December 31, 2023:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		September 30, 2024	December 31, 2023
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.75% - 2.10%	$292,060	$206,183

Global Investment Bank 2 (2)	1 month Term SOFR	2.10% - 3.45%	—	—
Global Investment Bank 3 (3)	Compound SOFR	2.00% - 4.50%	40,982	84,427

Institutional Investors A and B (4)	1 month Term SOFR	3.50%	N/A	—

Regional Bank 1 (5)	1 month SOFR	2.50% - 3.50%	N/A	—
Total			$333,042	$290,610
(1)     On September 25, 2024, this financing facility was extended through March 25, 2025 in accordance with the terms of the agreement, which contemplates six-month renewals.
(2)     On March 28, 2024 the amended and restated Master Repurchase Agreement was terminated and replaced with a new $250 million Master Repurchase Agreement which has a termination date of March 27, 2026. On October 25, 2024, this facility was amended, reducing the interest rate pricing spread to a range from 1.75% to 3.35%, based on loan status, dwell time and other factors. Prior to this extension the interest rate pricing spread ranged from 2.10% to 3.35%.
(3)     On November 1, 2024, this facility was amended to (i) reduce the interest rate pricing spread to a range from 1.90% to 4.75%, based on loan status, dwell time and other factors, (ii) eliminate the 20 basis point index spread adjustment, and (iii) extend the facility’s termination date to November 1, 2025.
(4)     These agreements expired by their terms on January 4, 2023.
(5)     This agreement expired by its terms on March 16, 2023.
The following table sets forth the total unused borrowing capacity of each loan financing facility as of September 30, 2024:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$292,060	$307,940

Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	40,982	159,018

Total	$1,050,000	$333,042	$716,958

Although available financing is uncommitted for each of our financing facilities, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.
Short‑Term Repurchase Facilities. In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines. The following table sets forth certain characteristics of our short-term repurchase facilities as of September 30, 2024 and December 31, 2023:

September 30, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$49,712	4.90%	3
RMBS (1)	$53,164	6.35%	18
Total	$102,876	5.65%	11

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$149,013	5.57%	10
RMBS (1)	44,643	7.04%	16
Total	$193,656	5.91%	11
(1) A portion of repurchase debt outstanding as of both September 30, 2024 and December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).
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
The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q4 2022	52,544	56,426	63,357
Q1 2023	442,214	180,165	442,214
Q2 2023	340,701	101,731	340,701
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656
Q1 2024	193,493	69,254	193,493
Q2 2024	201,051	66,804	201,051
Q3 2024	102,876	57,842	102,876

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
Securitization Transactions
Subsequent to the end of the quarter, in October 2024, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-10 issued approximately $316.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $260.4 million and retained cash of $39.4 million, which was used for new loan purchases and operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We will consolidate the AOMT 2024-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets in future reporting periods.

In June 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-6 issued approximately $479.6 million in face value of bonds. Our proportionate share of 4.51% of the retained bonds and investments in MOAs was approximately $2.5 million, including a retained discount on issuance of approximately $0.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $15.8 million and retained cash of $1.8 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-6 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of September 30, 2024.
In April 2024, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-4 issued approximately $299.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $235.9 million and retained cash of $39.1 million, which was used for new loan purchases and operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2024.
In March 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-3 issued approximately $439.6 million in face value of bonds. Our proportionate share of 10.98% of the retained bonds and investments in MOAs was approximately $4.8 million, including a retained discount on issuance of approximately $1.6 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $35.9 million and retained cash of $4.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-3 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of September 30, 2024.
In December 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-7 issued approximately $397.2 million in face value of bonds. Our proportionate share of 10.36% of the retained bonds and investments in MOAs was approximately $3.5 million, including a retained discount on issuance of approximately $1.4 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $30.9 million and retained cash of $3.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2023-7 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of September 30, 2024.
In August 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-5 issued approximately $260.6 million in face value of bonds. Our proportionate share of 34.42% of the retained bonds and investments in MOAs was approximately $7.7 million, including a retained discount on issuance of approximately $2.7 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $63.4 million and retained cash of $10.7 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2023-5 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of September 30, 2024.
In June 2023, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-4 issued approximately $259.4 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $197.3 million and retained cash of $35.7 million, which was used for new loan purchases and operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2023-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2024.
In January 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-1 issued approximately $552.9 million in face value of bonds. Our proportionate share of 41.21% of the retained bonds and investments in MOAs was approximately $19.8 million, including a retained discount on issuance of approximately $6.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $190.1 million and retained cash of $15.9 million, which was used for operational purposes.
We derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our consolidated balance sheet as of September 30, 2024.

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
Notes Offering

On July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029. The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing on October 30, 2024. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by us. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of premium, if any, and interest on the Notes, whether at the stated maturity, upon, acceleration, call for redemption or otherwise. We may redeem the Notes in whole or in part at any time or from time to time at our option on or after July 30, 2026 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of us, we must make an offer to repurchase all outstanding Notes at a price in cash equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock (“common stock”) from time to time having an aggregate gross sales price of up to $75 million, through an “at the market” equity offering program (the “ATM Program”). The Company issued and sold 188,456 shares of common stock through the ATM Program during the three-months and nine-months ended September 30, 2024 for net proceeds of $2.3 million. As of September 30, 2024, the Company had approximately $73 million of shares of common stock available for issuance under the ATM Program and Sales Agreement.

Cash Availability
Cash and cash equivalents

Our cash balance as of September 30, 2024 was sufficient to meet our liquidity covenants under our financing facilities. We believe that we maintain sufficient cash to fund margin calls on our mark to market financing facilities or our economic hedge agreements, should such margin calls occur.

We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $2.7 million as of September 30, 2024 was comprised of: no margin collateral held in support of our whole pool assets; $2.3 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $0.3 million.

Restricted cash of approximately $2.9 million as of December 31, 2023 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $0.3 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2023.

Cash Flows

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Cash flows provided by (used in) operating activities	$(196,380)	$353,744
Cash flows provided by (used in) investing activities	$86,040	$(179,325)
Cash flows provided by (used in) financing activities	$110,575	$(171,318)
Net increase (decrease) in cash and restricted cash	$235	$3,101

The cash used in operating activities of $196.4 million for the nine months ended September 30, 2024 as compared to the cash provided by operating activities of $353.7 million for the nine months ended September 30, 2023 was primarily due to the volume of residential mortgage loans sold into an affiliate’s securitization trust during the first nine months of 2023, as compared to the first nine months of 2024.

The cash provided by investing activities of $86.0 million for the nine months ended September 30, 2024 as compared to cash used in investing activities of $179.3 million for the nine months ended September 30, 2023 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period of 2023.

Financing cash flows provided $110.6 million for the nine months ended September 30, 2024 as compared to cash used of $171.3 million for the nine months ended September 30, 2023 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2024 - July 31, 2024	1,707,922	$11.68	-	$—
August 1, 2024 - August 31, 2024	-	$—	-	$—
September 1, 2024 - September 30, 2024	-	$—	-	$—
Total	1,707,922	$11.68	-	$—

(1)On July 18, 2024, we entered into a stock repurchase agreement(the “stock repurchase agreement”)with Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP. Pursuant to the stock repurchase agreement, on July 25, 2024,we repurchased 1,707,922 shares of common stock owned by Xylem Finance LLC for an aggregate repurchase price of approximately $20.0 million.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Amendment No. 1 to the Master Repurchase Agreement by and among Angel Oak Mortgage REIT, Inc and Global Investment Bank 2 dated October 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2024)

10.2	+
Amendment No. 1 to the Pricing Side Letter by and among Angel Oak Mortgage REIT, Inc and Global Investment Bank 2 dated October 25, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2024)

10.3	+
Second Amend and Restated Master Repurchase Agreement among Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP and Global Investment Bank 3 dated November 1, 2024 (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2024).

22.1		List of Guarantor Subsidiaries
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
ANGEL OAK MORTGAGE REIT, INC.

Date: November 7, 2024	By:	/s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)