Form 10-K
period 2024-12-31
Angel Oak Mortgage REIT, Inc.
filed 2025-03-24
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐    Accelerated filer ☐    Non-accelerated filer    ☒    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $172.2 million based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding on March 24, 2025 was 23,500,175.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report on Form 10-K”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•events, contemplated or otherwise, such as acts of God, including hurricanes, wildfires, earthquakes, and other natural disasters, including those resulting from global climate change, pandemics, acts of war or terrorism, the initiation or escalation of military conflicts, and others that may cause unanticipated and uninsured performance declines, disruptions in markets, and/or losses to us or the owners and operators of the real estate securing our investments;

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K and in the other reports we file with the SEC. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views only as of the date such statements are made. The risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K could cause actual results and performance to differ materially from those set forth in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us.

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

“HELOC” means an open or closed end home equity revolving line of credit, secured by a mortgage, deed of trust or other instrument creating a first or junior lien on a residential property, which liens secures the related line of credit.

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

“non-Agency mortgage loans” mean mortgage loans that are not eligible for sale to a GSE, including investment property loans and jumbo prime mortgage loans.

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

“Residential mortgage loans” mean, with respect to our target assets, non-QM loans, QM loans, conforming residential mortgage loans, non-Agency mortgage loans, second lien mortgage loans, residential bridge loans, investment property loans, jumbo prime mortgage loans, Alt-A mortgage loans, and subprime residential mortgage loans.

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

PART I

Item 1. Business

The Company

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and substantially sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which currently operates primarily through a wholesale channel and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we also may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

Our Investment Strategy

Our investment strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and substantially sourced from Angel Oak Mortgage Lending, which primarily operates through a wholesale channel and has a national origination footprint. We also may invest in other target assets as described below. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. We often finance these target assets through various financing lines on, primarily, a short-term basis and ultimately seek to secure long-term securitization funding for substantially all of our non-QM loans. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.We expect to derive our returns primarily from the difference between the interest we earn on loans we invest in and our cost of capital, as well as the returns from bonds, including risk retention securities, that are retained after securitizing the underlying loan collateral.

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

•Prior to the deployment of capital into our target assets, our Manager may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary U.S. Federal Reserve Bank dealers collateralized by direct U.S. Government obligations, and other instruments or investments determined by our Manager to be of high quality; and

•The acquisition of any of our target assets by us or any of our subsidiaries from Angel Oak Mortgage Lending or other affiliate of our Manager shall require the pricing approval of our Affiliated Transactions and Risk Committee, which is comprised of three of our independent directors.

These investment guidelines may be amended, restated, modified, supplemented, or waived by our Board of Directors (which must include a majority of our independent directors) from time to time without the approval of, or prior notice to, our stockholders.

Our Target Assets

Our target assets include:

Target assets, investments backed by:	Examples:

Residential properties	Non-QM loans
Non-Agency mortgage loans
Non-Agency RMBS

Commercial real estate properties	Senior mortgage loans
Commercial bridge loans
Small balance commercial mortgage loans

Other investments	Agency RMBS
Second lien mortgage loans
Mezzanine loans
Construction loans
HELOCs
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

Our Portfolio and Securitizations

Since the commencement of our operations in September 2018 through December 31, 2024, we have focused on the acquisition of our target assets, including residential mortgage loans, a substantial portion of which were sourced by Angel Oak Mortgage Lending. Since the commencement of our operations in September 2018 through December 31, 2024, we have participated in seventeen rated securitization transactions. We believe that our portfolio validates our strategy of making credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers.

As of December 31, 2024, our approximately $2.2 billion portfolio of target assets consisted predominantly of residential mortgage loans owned directly, residential mortgage loans held in securitization trusts, and RMBS. For additional information regarding our portfolio as of December 31, 2024, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Portfolio”.

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

In addition to our existing loan financing lines, we employ short-term repurchase facilities to borrow against U.S. Treasury Securities, securities issued by Angel Oak Mortgage Trust (“AOMT”), Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines.

Our use of leverage, especially in order to increase the quantity of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. The amount of leverage employed on our assets will depend on our Manager’s assessment of the credit, liquidity, price volatility and other risks and availability of particular types of financing at any given time. Moreover, our charter, fourth amended and restated bylaws (our “bylaws”) and investment guidelines require no minimum or maximum leverage and our Manager will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage and the leverage used for individual asset classes will vary over time.

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

Human Capital Resources

We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Executive Officer, Chief Financial Officer and Treasurer, accounting staff, in-house legal counsel, and other personnel providing services to us were employees of our Manager or one or more of our Manager’s affiliates as of December 31, 2024.

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

Item 1A. Risk Factors

An investment in our securities involves significant risks. Before making a decision to invest in our securities, you should carefully consider the following risks in addition to the other information contained in this Annual Report on Form 10-K. The risks discussed in this Annual Report on Form 10-K can materially adversely affect our business, financial condition, liquidity, results of operations and prospects and our ability to make distributions to our stockholders (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us,” and comparable phrases). This could cause the market price of our securities to decline significantly, and you could lose all or part of your investment in our securities. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

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

•We rely on our Manager to source non‑QM loans and other target assets for acquisition by us and Angel Oak Mortgage Lending is under no contractual obligation to sell to us any loans that it originates.

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

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Annual Report on Form 10-K, including the matters set forth below in this Part I, Item 1A, “Risk Factors.”

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

Other than our dedicated Chief Financial Officer and Treasurer and other partially dedicated personnel that our Manager provides to us, the Angel Oak personnel provided to us by our Manager pursuant to the Management Agreement are not required to dedicate a specific portion of their time to the management of our business.

Other than our dedicated Chief Financial Officer and Treasurer and other partially dedicated personnel that our Manager provides to us, neither our Manager nor Angel Oak is obligated to dedicate any specific personnel exclusively to us, nor is our Manager or its personnel obligated to dedicate any specific portion of their time to the management of our business. Key personnel provided to us by our Manager may become unavailable to us as a result of their departure from our Manager or for any other reason. As a result, we cannot provide any assurances regarding the amount of time our Manager will dedicate to the management of our business, and Angel Oak, including our Manager, may have conflicts in allocating employees’ time, resources, and services among our business and any other entities they manage, and such conflicts may not be resolved in our favor. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

Our business may be adversely affected if our reputation, the reputation of our Manager or Angel Oak, or the reputation of counterparties with whom we associate is harmed.

We may be harmed by reputational issues and adverse publicity relating to us, our Manager, or Angel Oak. Reputational risk issues could include, but are not limited to, real or perceived legal, administrative or regulatory violations, or could be the result of a failure in performance, risk-management, governance, technology, or operations, or claims related to employee misconduct, allegations of employee wrongful termination, conflict of interests, ethical issues, cybersecurity events, the failure to protect private information or environmental, social and governance practices, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputations may become under question could harm our business. Such reputational issues may depress the market price of our securities, have a negative effect on our ability to conduct business with our counterparties, hinder our abilities to attract and / or retain personnel, including key personnel, or otherwise materially adversely affect us.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with Angel Oak, including our Manager, include:

•Loans Originated by Angel Oak Mortgage Lending. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are substantially sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending. Since our commencement of operations in September 2018 through December 31, 2024, a substantial portion of the target assets in our portfolio have been acquired from Angel Oak Mortgage Lending, and we expect that, in the future, a substantial portion of our portfolio will continue to consist of target assets acquired from Angel Oak Mortgage Lending. As our Manager directs our investment activities, there are conflicts of interest related to the fact that Angel Oak Mortgage Lending consists of affiliates of our Manager, including the following:

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

◦In addition, although our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are substantially sourced from Angel Oak Mortgage Lending, this strategy may need to adapt to changing market conditions or other factors. If investment in non-QM loans falls out of favor or otherwise becomes unattractive because of perceived risks, unfavorable pricing or otherwise, our Manager will have a conflict of interest in determining whether our strategy should continue to focus on the acquisition of non-QM loans, particularly if the origination of such loans continues to be a focus of Angel Oak Mortgage Lending. The continued pursuit of our strategy under these circumstances may result in losses. The significant majority of the loans that Angel Oak Mortgage Lending currently originates are non-QM loans. Similarly, failure to adjust our strategy may cause us to forego other attractive investment opportunities outside investments in non-QM loans. Our Manager has a conflict in determining whether to adjust our strategy and to pursue investments in other types of target assets that may be more attractive even if Angel Oak Mortgage Lending continues to originate non-QM loans.

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

We rely on our Manager to source non-QM loans and other target assets for acquisition by us and Angel Oak Mortgage Lending is under no contractual obligation to sell to us any loans that it originates.

Our operating results are dependent upon our Manager’s ability to source non-QM loans and other target assets for acquisition by us from Angel Oak Mortgage Lending and other unaffiliated originators. Although we are a party to mortgage loan purchase agreements with Angel Oak Mortgage Lending, and such agreements provide the framework pursuant to which we have agreed to purchase from Angel Oak Mortgage Lending certain target assets, Angel Oak Mortgage Lending has no obligation to sell non-QM loans or other target assets to us and we may be unable to locate other originators that are able or willing to originate non-QM loans and other target assets that meet our standards. If Angel Oak Mortgage Lending is unable to originate non-QM loans due to business, competitive, regulatory or other reasons, or for any other reason is unable or unwilling to provide non-QM loans and other target assets for sale to us in sufficient quantity, we may not be able to source acquisitions of non-QM loans and other target assets from other originators, banks and other sellers, on favorable terms and conditions or at all. In this regard, mortgage originators are subject to significant regulation and oversight and failure by Angel Oak Mortgage Lending to comply with its obligations under law may result in an inability to originate non-QM loans or other target assets in certain jurisdictions or at all. Similarly, if Angel Oak Mortgage Lending otherwise separates from its affiliation with our Manager, it may determine to sell the non-QM loans or other target assets that it originates to other parties. Angel Oak Mortgage Lending has and may in the future enter into commitments with third parties to sell them non-QM loans or other assets, which could reduce the quantity of loans that would otherwise be available for purchase by us. If we cannot source an adequate volume of attractive non-QM loans and other target assets from Angel Oak Mortgage Lending on desirable terms, we may not be able to acquire a sufficient amount of attractive non-QM loans or other target assets to make our strategy profitable, and we may be materially and adversely affected.

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

Our ability to achieve our objectives depends on our Manager’s ability to identify and acquire assets that meet our target asset criteria. We are dependent on our Manager’s relationship with Angel Oak Mortgage Lending and Angel Oak Capital and our Manager’s ability to source investment opportunities consistent with our strategy, which is currently focused on the acquisition of non-QM loans from Angel Oak Mortgage Lending. Additionally, accomplishing our objectives is largely a function of our Manager’s identification of target assets, access to financing on acceptable terms and general market conditions. Our stockholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our securities. The senior management team of our Manager has substantial responsibilities under the Management Agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on us.

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

Our operating results are dependent upon our Manager’s ability to source a large volume of desirable non-QM loans and other target assets for our investment on attractive terms, and our Manager may be unable to do so for many reasons. Neither Angel Oak Mortgage Lending nor any other unaffiliated originator has any obligation to sell non-QM loans and other target assets to us, and our Manager may be unable to identify other originators that are able or willing to originate non-QM loans and other target assets that meet our standards on favorable terms or at all. General economic factors, such as recession, declining home values, unemployment, and high interest rates, may limit the supply of available non-QM loans and other target assets. Moreover, competition for non-QM loans and other target assets may drive down supply or drive up prices, making it uneconomical to purchase such loans or other target assets. For instance, in acquiring non-QM loans and other target assets from unaffiliated parties, we compete with a broad spectrum of institutional investors. Increased competition for, or a reduction in the available supply of, qualifying investments could result in higher prices for (and thus lower yields on) such investments, which could narrow the yield spread over borrowing costs. Competition may also reduce the number of investment opportunities available to us and may adversely affect the terms upon which investments can be made. We may incur due diligence or other costs on investments which may not be successful or may not be completed at all. As a result, we may incur additional costs to acquire a sufficient volume of non-QM loans and other target assets or be unable to acquire such loans and other target assets at reasonable prices or at all. There can be no assurance that attractive investments will be available for us or that available investments will meet our strategies. If we cannot source an adequate volume of desirable non-QM loans and other target assets on attractive terms or at all, we may be materially and adversely affected.

Difficult conditions in the residential mortgage and residential real estate markets as well as general market concerns, including macroeconomic events, may adversely affect the value of residential mortgage loans, including non-QM loans, and other target assets in which we invest.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including increasing inflation, energy costs, unemployment, geopolitical issues, pandemics, endemics, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the United States has experienced, in the past, a variety of difficulties and challenging economic conditions, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles (including publicly traded mortgage REITs) have incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. Continuing concerns over these factors have contributed to increased volatility and unclear expectations for the economy and markets going forward and continue to impact investor perception of the risks associated with the residential real estate market, residential mortgage loans and various other target assets in which we may invest. As a result, values for residential mortgage loans, including non-QM loans, and various other target assets in which we invest have also experienced, and may continue to experience, significant volatility. Any deterioration of the residential mortgage market and investor perception of the risks associated with residential mortgage loans, including non-QM loans, and various other of our target assets could have a material adverse effect on us.

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

As of December 31, 2024, Angel Oak Mortgage Lending was licensed to originate loans in 46 states and in the District of Columbia, and is currently subject to significant regulation by both U.S. federal and state regulators, including the CFPB and various state offices of financial regulation. Over the years, regulators have vigilantly enforced the regulation of loan originators and have penalized or, in some cases, even suspended non-compliant originators’ ability to originate loans in their jurisdictions for their failure to comply with regulatory requirements.

Our strategy is to acquire credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to non-QM loan borrowers and substantially sourced from Angel Oak Mortgage Lending and a substantial portion of our portfolio may consist of non-QM loans and other assets acquired from Angel Oak Mortgage Lending. If Angel Oak Mortgage Lending is unable to originate loans in one or more jurisdictions as a result of regulatory issues or otherwise, it may result in fewer investment opportunities for us or in opportunities that are less geographically diversified. Further, any such regulatory issues for Angel Oak Mortgage Lending could result in damage to the reputation of Angel Oak in the market and impact Angel Oak Mortgage Lending’s ability to continue to source a significant volume of non-QM loan originations. If Angel Oak Mortgage Lending is unable to originate the volume of loans anticipated, we may also be unable to identify other sources of non-QM loans for acquisition to satisfy our strategy and we may need to alter such strategy to seek other investments.

Currently, we are focused on acquiring and investing in non-QM loans, which may subject us to legal, administrative, regulatory, and other risks, which could materially and adversely affect us.

Currently, we are focused on acquiring and investing in non-QM loans that may not have the benefit of enhanced legal protections otherwise available in connection with the origination of QM loans. The ownership of non-QM loans could subject us to legal, administrative, regulatory, and other risks, including those arising under U.S. federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers.

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

The non-QM loans in which we invest are subject to increased risk of loss compared to investments in certain of our other target assets, such as Agency RMBS. A non-QM loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of any such non-QM loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon the sale of such real estate may not be sufficient to recover our cost basis in the non-QM loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. The value of non-QM loans is also subject to property damage caused by hazards, such as earthquakes, wildfires, or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower’s mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related non-QM loan or property. Unlike Agency RMBS, non-QM loans are not guaranteed by the U.S. Government or any GSE. Additionally, by directly acquiring non-QM loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. The occurrence of any of these risks could have a material adverse effect on us.

Our portfolio is concentrated, and may continue to be concentrated, by asset type and by region, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration, including due to natural disasters, terrorist events, climate change, or any other adverse event specific to those regions.

Our investment guidelines do not require us to observe specific diversification criteria. Currently, we are focused on acquiring and investing in first lien non-QM loans in the U.S. mortgage market. As of December 31, 2024, substantially all of the loans underlying our portfolio of RMBS and residential loans held in securitization trusts consisted of non-QM loans. In addition, as of December 31, 2024, more than 5% of the unpaid principal balance of the loans underlying our portfolio of RMBS from the AOMT securitizations in which we participated and/or were the primary beneficiary were secured by properties located in each of California, Florida, Texas, and Georgia. As a result, our portfolio is concentrated, and may continue to be concentrated, by asset type and geographic region, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration. Accordingly, downturns relating generally to non-QM loans may result in defaults on a number of our non-QM loans within a short time period, and adverse conditions in the areas where the properties securing or otherwise underlying our investments are concentrated (including unemployment rates, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments, any of which may materially and adversely affect us.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties underlying our portfolio of RMBS, residential mortgage loans held in securitization trusts and residential mortgage loans that we own directly. For example, in recent years, hurricanes have caused widespread flooding in Florida and Texas and wildfires and mudslides in California have destroyed or damaged thousands of homes, including during the wildfires experienced in southern California in January 2025. Since certain natural disasters may not typically be covered by the standard insurance policies maintained by borrowers, or borrowers may not be able to purchase insurance against certain hazards at all, the borrowers themselves may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or other investments or on the pool of mortgage loans underlying securities we own.

The non-QM loans and other residential mortgage loans in which we invest are subject to a risk of default, among other risks.

Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans, which include investment property loans. We also may invest in other target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Such acquisitions and investments will subject us to risks which include, among others:

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

•uninsured damages from floods, earthquakes, wildfires, or other natural disasters, including those resulting from global climate change;

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

In addition, rising or elevated interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that may satisfy our investment objectives. If rising or elevated interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, it could materially and adversely affect us.

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

SOFR has replaced U.S. dollar LIBOR as a reference rate of interest, which subjects us to various risks.

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

The performance of any RMBS, and the results of hedging arrangements entered into with respect thereto, will be affected by: (1) the rate and timing of principal payments on the underlying assets; and (2) the extent to which such principal payments are applied to reduce, or otherwise result in the reduction of, the principal or notional amount of such RMBS. The rate of principal payments on a pool of RMBS will in turn be affected by the amortization schedules of the assets (which, in the case of assets with an adjustable-rate feature, may change periodically to accommodate adjustments to the mortgage rates thereon) and the rate of principal prepayments thereon (including for this purpose, voluntary prepayments by borrowers and prepayments resulting from liquidations of underlying assets due to defaults, casualties, or condemnations affecting the related properties).

The extent of prepayments of principal of the assets underlying RMBS may be affected by a number of factors, including the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the underlying assets, possible changes in tax laws, other opportunities for investment, homeowner mobility, and other economic, social, geographic, demographic, and legal factors. In general, any factors that increase the attractiveness of selling a mortgaged property or refinancing such property, enhance a borrower’s ability to sell or refinance or increase the likelihood of default under a RMBS would be expected to cause the rate of prepayment in respect of a pool of RMBS to accelerate. In contrast, any factors having an opposite effect would be expected to cause the rate of prepayment of a pool of RMBS to slow.

The rate of prepayment on a pool of RMBS is likely to be affected by prevailing market interest rates for mortgages of a comparable type, term, and risk level. When the prevailing market interest rate is below a mortgage coupon, a borrower generally has an increased incentive to refinance. Even in the case of assets with an adjustable-rate component, as prevailing market interest rates decline, and without regard to whether the mortgage rates on such assets decline in a manner consistent therewith, the related borrowers may have an increased incentive to refinance for purposes of either: (1) converting to a fixed rate security; or (2) taking advantage of a different index, margin, or rate cap or floor on another adjustable-rate note. Therefore, as prevailing market interest rates decline, prepayment speeds would be expected to accelerate.

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

We have acquired and may continue to acquire second lien mortgage loans and HELOC mortgage loans, which may pose additional risks for us.

We have acquired and may continue to acquire second lien mortgage loans and HELOC mortgage loans. A second lien mortgage loan is a residential mortgage loan that is subordinate to the primary or first lien mortgage loan on a residential property. In the event of a default or a bankruptcy of the borrower, the second lien mortgage loan will not receive payment until the first lien mortgage loan is fully paid, resulting in a higher likelihood that we will be subject to losses on such second lien mortgage loan. As a result, we may not recover all or a significant part of our investment, which could result in losses and have a material adverse effect on us.

A HELOC is an open or closed end home equity revolving line of credit, secured by a mortgage, deed of trust or other instrument creating a first or junior lien on a residential property, which lien secures the related line of credit. Due to the flexible nature of a revolving home equity line of credit allowing a borrower to increase the total principal balance of their open HELOC mortgage loan, such open HELOC mortgage loans are more sensitive to economic factors and the financial circumstances of the borrowers, which could affect the ability of borrowers to pay their obligations or the value of the related mortgaged properties, which could result in losses and have a material adverse impact on us. In addition, because of the length of such revolving periods, a borrower’s creditworthiness at origination may not accurately reflect their current ability to pay their mortgage loan at the time of subsequent draws, which could result in losses for us to the extent a borrower is unable to repay such subsequent draws.

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

There are certain types of losses, generally of a catastrophic nature, such as acts of God, earthquakes, floods, hurricanes, wildfires, terrorism, or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including acts of God, terrorism, or acts of war, also might result in insurance proceeds that are insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding non-performance of or loss on our investment related to such property.

Risks Related to Our Company

We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We commenced operations, and began investing in non-QM loans and other target assets, in 2018. As a result, we have a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all. Our results of operations depend on several factors, including the availability of opportunities to acquire non-QM loans and other target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and general economic conditions. Additionally, our results of operations depend on executing our strategy of making credit-sensitive investments primarily in newly-originated first lien non-QM loans, but there can be no assurance that we will be able to acquire such loans on favorable terms or at all.

We are subject to risks associated with pandemics or other public health crises, which could materially and adversely affect us.

We are subject to risks associated with pandemics or other public health crises, including the COVID-19 pandemic. While the World Health Organization’s Public Health Emergency of International Concern expired on May 5, 2023, any public health emergency, including any new variant outbreaks of COVID-19, SARS, H1N1 /09 flu, avian flu, other coronaviruses, Ebola or other existing new epidemic diseases or the threat thereof, could have a significant adverse impact on the economy globally or locally, including by leading to further economic slowdowns and additional volatility and disruption of financial markets. Our operations and financial performance could be materially and adversely impacted as the result of the future emergence of another pandemic or other public health crisis, and any related shutdowns or other significant business disruptions. The scope and duration of any future pandemic or other public health crisis, the pace at which government and other restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global or local markets recover from any such disruptions caused by such a public health crisis, and the impact of these factors on us would depend on future developments that would be highly uncertain and unpredictable.

To the extent any future pandemic or other public health crisis adversely affects economic conditions and our operations, it could also have the effect of heightening other risks described in this Part I, Item 1A. “Risk Factors.”

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

Additionally, our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are substantially sourced from Angel Oak Mortgage Lending. Angel Oak Mortgage Lending consists of affiliates of our Manager and, accordingly, our Manager may not conduct as thorough of a review of the loans acquired from Angel Oak Mortgage Lending in comparison to the review our Manager would conduct for loans acquired from unaffiliated third parties. If our Manager conducts more limited due diligence on the loans acquired from Angel Oak Mortgage Lending, such due diligence may not reveal all of the risks associated with such loans, which could materially and adversely affect us.

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

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are substantially sourced from Angel Oak Mortgage Lending, Angel Oak Mortgage Lending has no obligation to sell non-QM loans and other target assets to us and, as a result, we may need to acquire non-QM loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring non-QM loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by Angel Oak, including with respect to loans originated by Angel Oak Mortgage Lending.

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

To the extent benchmark interest rates rise, one of the immediate potential impacts on our assets would be a reduction in the overall value of our assets and the overall value of the pipeline of mortgage loans that our Manager identifies, including from Angel Oak Mortgage Lending. Rising benchmark interest rates also generally have a negative impact on the overall cost of borrowings we may use to finance our acquisitions and holdings of assets, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the assets we finance with the use of leverage. Rising benchmark interest rates may also cause sources of leverage that we may use to finance our investments to be unavailable or more limited in their availability in the future. Conversely, decreasing benchmark interest rates would have the potential to accelerate prepayment speeds as borrowers pay off higher rate mortgage loans and refinance into lower available rates, which may have a negative impact to our earnings associated with these assets. These and other developments could materially and adversely affect us.

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

Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

When we acquire real estate mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We and our Manager may share this information with third parties, such as loan sub-servicers, outside vendors, third parties interested in acquiring such loans from us, or lenders extending credit to us collateralized by such loans.

While our Manager has security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, “phishing” attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers, which threats may be difficult to detect for long periods and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our Manager and its employees, independent contractors, or others working with us or on our behalf. Our and our Manager’s servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our or our Manager’s computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our or our Manager’s data, including other confidential business information. We and our Manager have developed our cybersecurity systems and processes that are intended to protect this type of data and information; however, they may not be effective in preventing unauthorized access in the future. While past unauthorized access has been immaterial to our business and financial results, there can be no assurance of a similar result in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

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

Security breaches could also significantly damage our reputation with existing and prospective loan sellers, borrowers, and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on the internet and on the use of cybersecurity.

We and Angel Oak Mortgage Lending may be unable to make technological improvements as quickly as demanded by parties with which we or Angel Oak Mortgage Lending transact, which may adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including, most recently, solutions powered by artificial intelligence (AI). The effective use of technology increases efficiency and enables financial and lending institutions to better serve clients and reduce costs; however, the use of any emerging technologies, such as those incorporating AI, machine-learning, or algorithmic decision-making, poses an array of risks, both familiar and new. Our future success will depend, in part, upon Angel Oak Mortgage Lending’s ability to address the needs of borrowers and customers by using technology as well as our ability to create additional efficiencies in our operations. Our future success in such endeavors will also depend, in part, on our and Angel Oak Mortgage Lending’s ability to incorporate the use of such technologies thoughtfully and in a legally compliant manner. Angel Oak Mortgage Lending may not be able to effectively implement new technology-driven products and services as quickly or as safely as competitors or be successful in marketing these products and services to borrowers and sellers. Failure to successfully keep pace with technological change affecting the financial services industry, or failure to prudently implement such changes, could harm our ability to attract investors, or Angel Oak Mortgage Lending’s ability to attract borrowers and customers, and adversely affect our ability to acquire non-QM loans and other target assets from Angel Oak Mortgage Lending on desirable terms or in sufficient amounts, which could adversely affect our results of operations, financial condition and liquidity.

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

At any time, U.S. federal, state, local, or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, the Dodd-Frank Act significantly revised many financial regulations and altered the regulation of commodity interests, imposed regulation on the over-the-counter (“OTC”) derivatives market, placed restrictions on residential mortgage loan originations, and reformed the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of certain of these changes, we and our Manager are subject to a complex regulatory framework, and are incurring and will in the future incur costs to comply with new or existing requirements as well as to monitor compliance.

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

Additionally, U.S. federal and state administrations could enact significant policy changes increasing regulatory scrutiny and enforcement actions in our industry. While it is not possible to predict when and whether significant policy or regulatory changes will occur, any such changes on the U.S. federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new U.S. government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on us.

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

Accounting rules for transfers of financial assets, securitization transactions, consolidation of VIEs, and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our holders of our securities. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely materially and adversely affect us.

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

As of December 31, 2024, we had approximately $230.1 million of debt outstanding at par, including (1) approximately $129.5 million outstanding under various uncommitted loan financing lines with a combination of multinational and global money center banks, which permitted borrowings in an aggregate amount of up to $1.1 billion as of December 31, 2024; (2) approximately $50.6 million outstanding under short-term repurchase facilities; and (3) $50.0 million in aggregate principal amount of our 9.500% Senior Notes due 2029 (our “senior unsecured notes”). Our charter, bylaws and investment guidelines contain no limitation on the amount of debt we may incur, and our Manager has the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes.

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

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•we may not be able to refinance debt that matures prior to the maturity (or realization) of the investment it was used to finance on favorable terms or at all.

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

We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders include or are expected to include global money center and large regional banks, with exposures both to global financial markets and to more localized conditions. Whether because of a global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, or could increase the costs of that financing, or could become insolvent. Additionally, in July 2024, we raised $50.0 million in aggregate principal amount of senior unsecured notes in an SEC-registered offering. Our access to the debt capital markets in the future will depend upon a number of factors, including general market conditions, the market’s view of the quality of our assets, our growth potential, and our current and potential future earnings, and there can be no assurance that we will be able to access the debt capital markets in the future on attractive terms or at all. Moreover, we are currently party to short-term borrowings (in the form of loan financing lines and repurchase facilities) and there can be no assurance that we will be able to replace these borrowings, or “roll” them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially and adversely affect us.

We use leverage in executing our business strategy, which may materially and adversely affect us.

We use leverage in connection with the investment in and holding of mortgage loans and other assets, and we have financed, and expect to continue to finance, a substantial portion of our mortgage loans through securitizations. Leverage will magnify both the gains and the losses on an investment. Leverage will increase our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds although there can be no assurance that we would be able to earn such a greater return. Moreover, if we use leverage to acquire an asset and the value of the asset decreases, the leverage will increase our losses.

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

•the credit quality of our portfolio of mortgage loans; and

•our ability to obtain any necessary credit ratings.

Securitization markets are negatively impacted by any factors which reduce liquidity, increase risk premiums for issuers, reduce investor demand, cause financial distress among financial guaranty insurance providers, or by a general tightening of credit and/or increased regulation. Conditions such as these may from time to time result in a delay in the timing of our securitization of mortgage loans or may reduce or even eliminate our ability to securitize mortgage loans and sell securities in the RMBS or CMBS market, any of which would increase the cost of funding our mortgage loan portfolio. Our loan financing lines may not be adequate to fund our mortgage loan purchasing activities until such time as disruptions in the securitization markets subside. This would require us to hold the mortgage loans we acquire on our balance sheet, which would significantly delay our ability to fund the acquisition of additional mortgage loans, or use equity capital to acquire any other target assets. Disruptions in the securitization market, including any adverse change, delay, or inability to access the securitization market, could therefore materially and adversely affect us.

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

Additionally, capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities could result in less investor demand for securities issued through securitization transactions or increased competition from other institutions that execute securitization transactions.

We may be unable to profitably execute securitization transactions, which could materially and adversely affect us.

A number of factors may determine whether a securitization transaction that we execute or participate in is profitable. One such factor is the price at which we acquire the mortgage loans that we intend to securitize, which may be impacted by, among other things, the level of competition in the marketplace or the relative desirability to originators, including Angel Oak Mortgage Lending, of retaining mortgage loans as investments versus selling them to third parties such as us. See “— Risks Related to Our Relationship with Our Manager and its Affiliates — We rely on our Manager to source non-QM loans and other target assets for acquisition by us. Angel Oak Mortgage Lending is under no contractual obligation to sell to us any loans that it originates.” Another factor that impacts the profitability of a securitization transaction is the cost of the short-term debt used to finance our holdings of mortgage loans after acquisition and prior to securitization. This cost may vary depending on the availability of short-term financing, interest rates, the duration of the financing, and the extent to which third parties are willing to provide such financing. Additionally, the value of mortgage loans held by us prior to securitization may vary over the course of the holding period due to changes in interest rates or the credit quality of the mortgage loans. To the extent we seek to hedge against interest rate fluctuations that affect loan value, the cost of any hedging transaction will decrease returns on the respective securitization transaction. The price that investors pay for securities issued in our securitization transactions will also significantly affect our profitability margin. Additionally, in effecting securitization transactions, we may incur transaction costs or may incur or be required to make reserves for any liability in connection with executing a transaction, and such costs can also reduce the profitability of a transaction. Furthermore, in the securitization transactions we participate in, we make certain representations and warranties about the underlying mortgage loans that we intend to securitize and we assume the obligation to repurchase or replace those mortgage loans in certain circumstances if those representations or warranties are untrue. If we are required to repurchase or replace such mortgage loans, it may impact our ability to profitably execute securitizations of mortgage loans. To the extent that we are not able to profitably execute securitizations of mortgage loans, we could be materially and adversely affected.

AOMT’s securitizations from which we have received securities are typically structured with a two- to four-year non-call period for the securities issued in the securitization. After such period has ended, the XS and/or BX tranche holders, as the controlling tranche, have the option to call the securitization at any point. These holders would consider exercising this option if the financing marketplace is more attractive, or if the underlying asset values have increased. If the call option is exercised, we may be unable to reinvest the proceeds we receive from any such call option for some period of time and such proceeds may be reinvested by us in assets yielding less than the yields on the securities that were called, which could materially and adversely affect us.

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

The “bid-ask” spreads may be unusually wide with respect to transactions entered into on a principal-to-principal basis, as opposed to cleared basis. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments to be purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. While the Dodd-Frank Act is intended to bring more stability and lower counterparty risk to the derivatives market by requiring central clearing of certain standardized derivatives trades, not all of our trades are or will be subject to a clearing requirement because the trades predate the effective dates of relevant clearing mandates, they are bespoke, or they are within a class that is not currently subject to mandatory clearing. Furthermore, it is yet to be seen whether the Dodd-Frank Act has been effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

Further, Title VII of the Dodd-Frank Act requires that certain derivative instruments be executed through an exchange or other approved trading platform, which could result in increased costs in the form of intermediary fees and additional margin requirements imposed by derivatives clearing organizations and their respective clearing members. In addition, under Title VII of the Dodd-Frank Act, the SEC, the CFTC and U.S. federal banking regulators adopted margin requirements for uncleared OTC swaps and security-based swaps. Such margin requirements may result in increased costs and could adversely affect our ability to use derivatives to hedge our risks in the future and/or to amend or novate existing swaps or security-based swaps.

Changes in regulations relating to OTC derivatives activities may cause us to limit such activity or subject us and our Manager to additional disclosure, recordkeeping, and other regulatory requirements.

The enforceability of swap agreements underlying hedging transactions may depend on compliance with applicable derivatives regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen the oversight of derivatives contracts, including swap agreements and futures contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect us. In particular, the Dodd-Frank Act requires many swap agreements to be executed on a regulated exchange and cleared through a central clearinghouse, which may result in increased margin requirements and costs. Regulators have also recently required swap dealers to collect margin on the uncleared swap transactions that they enter into with financial entities such as mortgage REITs, thereby potentially also increasing our costs. Furthermore, unless it satisfies the criteria for no-action relief from the CFTC’s commodity pool operator registration rules, a mortgage REIT that enters into derivatives transactions, including swap agreements and futures contracts, may be considered to be a regulated commodity pool, the operator of which may be required to be operated by a registered or exempt “commodity pool operator.” Although we believe we satisfy the criteria for this no-action relief, there can be no assurance that we will continue to do so or that such no-action relief will continue to be available. If such no-action relief becomes unavailable for any reason, we would need to seek to obtain an alternative exemption from registration for our Manager, which is currently not registered as a commodity pool operator with the CFTC, and we may become subject to additional compliance, disclosure, recordkeeping and reporting requirements, which may increase our costs and materially and adversely affect us.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of inhibiting a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” (including a merger, consolidation, statutory share exchange or, in certain circumstances specified under the statute, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any interested stockholder (as defined in the statute) or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any such business combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and (2) two-thirds of the votes entitled to be cast by holders of shares of voting stock of the corporation other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These two supermajority votes are not required if, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a corporation's board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has adopted a resolution exempting any business combination between us and any other person or group of persons from the provisions of this statute. There is no assurance that our Board of Directors will not amend or revoke this exemption in the future.

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

The Code provides for a 20% maximum federal income tax rate for dividends paid by regular United States corporations to eligible domestic shareholders that are individuals, trusts or estates. Dividends paid by REITs are generally not eligible for these reduced rates. H.R. 1, commonly known as the 2017 Tax Cuts and Job Act (the “Tax Act”), which was enacted on December 22, 2017, generally may allow domestic shareholders to deduct from their taxable income one-fifth of the REIT ordinary dividends payable to them for taxable years beginning after December 31, 2017 and before January 1, 2026. To qualify for this deduction, the shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than rates for regular corporate dividends paid to high-taxed individuals. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our shares of common stock.

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

In July 2024, we raised $50.0 million in aggregate principal amount of senior unsecured notes in an SEC-registered offering and such notes rank senior to shares of our common stock upon our bankruptcy or liquidation. Additionally, in the future, we may attempt to increase our capital resources by making additional offerings of debt securities (or causing our operating partnership to issue debt securities) or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, our preferred stock, if issued, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Any preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market price of shares of our common stock and diluting their stock holdings in us.

Our stockholders’ ability to control our operations is limited and our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election without the approval of our stockholders.

Our Board of Directors oversees the business and affairs of our company and determines our strategies, including our strategies regarding investments, financing, growth, debt capitalization and distributions. Our Board of Directors may amend or revise these and other strategies without a vote of our stockholders. In addition, our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without approval of our stockholders, if it determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. Accordingly, our stockholders’ ability to control our operations is limited, which could negatively affect the value of our securities.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our core market, the price of our securities and trading volume could decline.

The trading market for our securities may rely in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our securities could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the price of our securities or trading volume to decline.

Terrorist attacks, other acts of violence or war, civil unrest, or a pandemic, or U.S. consumers’ fear of such events may cause a prolonged economic slowdown, which would affect the real estate industry generally and our business, financial condition, and results of operations.

We cannot predict the severity of the effect that potential terrorist attacks, other acts of violence or war, civil unrest, or a pandemic, or U.S. consumers’ fears of such events, may have on the U.S. economy and on our business, financial condition, and results of operations. We may suffer losses as a result of the adverse impact of any of these events, and these losses may adversely impact our performance and may cause the market value of our securities to decline or be more volatile. A prolonged economic slowdown, a recession, or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable.

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

As a public company with listed securities, we are required to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting. In addition, Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting. We cannot be certain if the scaled SEC reporting options available to Smaller Reporting Companies will make our securities less attractive to investors, which could make the market price and trading volume of our securities to be more volatile and decline significantly.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining an effective system of internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require our Manager to devote significant time and us to incur significant expense to remediate any such material weaknesses or significant deficiencies and our Manager may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause holders of our securities to lose confidence in our financial results, which could materially and adversely affect us.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Angel Oak Capital, an affiliate of our Manager, has engaged a third-party managed information technology service provider (the “IT Service Provider”), to serve as Angel Oak Capital’s dedicated information technology manager. We have no employees and are externally managed by our Manager, an affiliate of Angel Oak Capital, and as such rely on our Manager for the implementation and execution of our risk management program, and, as it pertains to the assessment, identification, and management of material risks from cybersecurity threats, our Manager relies on the IT Servicer Provider. As an affiliate of Angel Oak Capital, our Manager is subject to and participates in the cybersecurity policies and procedures of Angel Oak Capital. The IT Service Provider provides Angel Oak Capital a system and organization controls report on itself consistent with SOC 2® as part of annual reviews of the IT Service Provider. Members of the IT Service Provider have relevant qualifications such as extensive work experience implementing data security measures, developing cybersecurity policies and procedures and assessing, managing and reporting cybersecurity risk.

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

As of the date of this filing, we have not experienced any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, future threats or incidents could have a material impact on our business strategy, results of operations or financial condition. For a discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Part I, Item 1A. “Risk Factors—Risks Related to Our Company—Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results” and “— We are highly dependent on information systems, and system failures could significantly disrupt our business, which may, in turn, have a material adverse effect on us.”

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

Certain representatives of Angel Oak Capital, including our Manager, regularly report (not less frequently than annually) to the Audit Committee as well as to our full Board of Directors, as appropriate, on cybersecurity matters, primarily through presentations by the Head of IT. Such reporting includes updates on the Cybersecurity Program as it impacts us, the reports and services provided by the IT Service Provider, the external threat environment, risk management strategies and any cybersecurity threats or incidents. Presentations to the Audit Committee or our full Board of Directors may also be provided from time to time by the IT Service Provider or another third party firm providing cybersecurity-related services for us or Angel Oak Capital, including our Manager, as deemed necessary or appropriate. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity.

In addition, the Cybersecurity Program provides for the notification and escalation of identified cybersecurity threats and incidents, with different severity thresholds triggering notification to different recipient groups, including, as appropriate, to members of our management, the Audit Committee and to our full Board of Directors. In the event we or Angel Oak Capital, including our Manager, experiences a cybersecurity incident that materially affects, or is reasonably likely to materially affect us, members of our management and of our Manager would review the incident with the Audit Committee to consider whether and to what extent disclosure would be required under Item 1.05 of Form 8-K. An independent member of our Board of Directors has experience managing the information technology function of a mortgage acquisition, servicing, and securitization platform.

Item 2. Properties

As of December 31, 2024, we did not own any property. Our principal offices are located in space leased by an affiliate of our Manager at 3344 Peachtree Road Northeast, Suite 1725, Atlanta, Georgia 30326.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On June 17, 2021, our common stock began trading on the NYSE under the symbol “AOMR.” As of March 1, 2025, there were 17 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

To the extent that in respect of any calendar year, cash available for distribution is less than our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I, Item IA, “Risk Factors.”

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, we did not repurchase any shares of our common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2024.

Item 6. Reserved

Not applicable.

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

General

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated first lien non-QM loans that are primarily made to higher-quality non-QM loan borrowers and substantially sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which currently operates primarily through a wholesale channel and has a national origination footprint. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we also may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

We are externally managed and advised by our Manager, Falcons I, LLC, a registered investment adviser under the Investment Advisers Act of 1940 and an affiliate of Angel Oak Capital, a leading alternative credit manager with market leadership in mortgage credit that includes asset management, lending, and capital markets. Angel Oak Mortgage Lending, an affiliated Angel Oak mortgage origination platform, is a market leader in non‑QM loan production and, as of December 31, 2024, had originated over $20.0 billion in total non‑QM loan volume since its inception in 2011.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

In 2024, the U.S. Federal Reserve Bank (the “Fed”) held the federal funds rate steady to begin the year before beginning to cut rates in September, marking a reversal of the historic federal funds rate increases that began in March of 2022. 2024 began with an effective federal funds rate of 5.25-5.50%, holding steady from the last increase in July of 2023. In September 2024, the Fed cut interest rates by 50 basis points, followed by decreases of 25 basis points each in November and December of 2024. In total the three rate cuts brought the federal funds rate from 5.25-5.50% as of the beginning of 2024 to 4.25-4.50% as of the end of 2024. This was welcome news for many investors, however continued uncertainty in inflation and employment data put a bit of a damper on the rate cut momentum and future rate expectations continue to demonstrate volatility. Additionally, expectations for the new U.S. presidential administration are mixed. Overall, 2024 was a much more constructive environment compared to 2023. Expectations for the extent and magnitude of continued rate cuts in 2025 are mixed, however capital markets seem to have gained momentum and the degree of uncertainty is of a lower magnitude than that of the previous two years.

The two-year Treasury yield capped off 2024 flat compared to the end of 2023 at 4.25%. The five-year Treasury yield, however, increased by approximately 54 basis points, from 3.85% as of the end of 2023 to 4.39% as of the end of 2024. The ten-year Treasury yield increased by approximately 70 basis points, from 3.88% as of the end of 2023 to 4.58% as of the end of 2024. Notably, the five and ten-year Treasury yields are no longer inverted, ending 14 and 33 basis points, respectively, higher than the two-year Treasury yield as of the end of 2024 after finishing 2023 40 and 37 basis points, respectively, below the two year Treasury yield as of the end of 2023. Over the course of 2024, the two-year Treasury saw yields ranging from a high of 5.05% and a low of 3.55%, the five-year Treasury observed yields ranging from a high of 4.73% and a low of 3.41%, and the ten-year saw yields ranging from a high of 4.71% and a low of 3.62%. Notably, all tenors of the Treasury yield saw their annual low rate in September 2024 before increasing again to end the year.

Residential mortgage rates have proven to be sticky in light of federal funds rate cuts, with the average conforming 30-year mortgage rate increasing by 24 basis points to 6.85% as of the end of 2024 compared to 6.61% as of the end of 2023. However, the path throughout the course of the year was not a steady increase, as rates fell alongside the September rate cut to an average of 6.08% as of the end of September 2024 before increasing by 77 basis points by the end of the year. These rates are key benchmarks for the valuation of our portfolio, and drove corresponding impacts to our asset pricing. Continued purchases and securitizations of recently originated loans contributed to an increase in the valuations of our residential whole loans and loans in securitization trusts portfolios over the course of 2024, along with an overall tightening in securitization spreads. We expect to continue to purchase newly originated loans, which should continue to support overall portfolio valuations and securitization execution going forward.

Our investment performance

Net Interest Margin (“NIM”). We generated $8.0 million greater net interest income for the year ended December 31, 2024 as compared to the prior year, driven primarily by higher weighted average coupons on our investment portfolio, new loan purchases, and decreases in funding costs in notes payable associated with our residential whole loans portfolio. Our interest income for the year ended December 31, 2024 was $110.4 million compared to $96.0 million in the prior year, and our interest expense for the year ended December 31, 2024 was $73.5 million compared to $67.1 million in the prior year. Our net interest income for the year ended December 31, 2024 increased by 28% versus the prior year.

Net realized loss. Our net realized loss of $9.2 million for the year ended December 31, 2024 was primarily driven by our participation in co-mingled securitizations with other Angel Oak entities (AOMT 2024-3 and AOMT 2024-6). Because these securitizations did not result in the consolidation of VIE entities, we recognized a loss on the sale of these loans; however, the realized losses were less than the previous period’s unrealized losses for these loans, which drove overall positive GAAP net income for these securitizations.

Net unrealized gain. Our net unrealized gain for the year ended December 31, 2024 was largely driven by a more stable macroeconomic backdrop in 2024 as compared to 2023 which drove increased valuations of our target assets. Unrealized gains in our residential loan portfolio and loans held in securitization trusts, net of non-recourse securitization obligation increased by $21.9 million in 2024. The reversal of the unrealized loss (and thereby the recognition of net realized loss as discussed above) on the sale of residential mortgage loans into the AOMT 2024-3 and AOMT 2024-6 securitizations contributed to this unrealized gain. Additionally, we purchased $683.7 million of newly-originated, market coupon loans during 2024, which saw an appreciation in value over the course of the year.

Whole loans and securitization activity

During the year ended December 31, 2024, we purchased $683.7 million of newly-originated non-QM residential mortgage loans, with a weighted average coupon of 7.64%, weighted average LTV of 70.2% and weighted average credit score of 749. Comparatively, during the year ended December 31, 2023, we purchased $222.7 million of non-QM residential mortgage loans, with a weighted average coupon of 8.37%, weighted average LTV of 70.1% and weighted average credit score of 754.

We participated in five securitization transactions in 2024, contributing a total of $855 million of scheduled unpaid principal balance of residential mortgage loans to the securitizations. In March 2024, we participated in AOMT 2024-3, a $439.6 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $48.7 million. In April 2024, we issued AOMT 2024-4, securitizing a total of $299.8 million of scheduled unpaid principal balance of non-QM mortgage loans. In June 2024, we participated in AOMT 2024-6, an approximately $479.6 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $22.9 million. In October 2024, we issued AOMT 2024-10, securitizing a total of $316.8 million of scheduled unpaid principal balance of non-QM mortgage loans. Lastly, in December 2024, we participated in AOMT 2024-13, a $288.9 million scheduled unpaid scheduled principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled unpaid principal balance of approximately $167.2 million.

We issued AOMT 2024-4 and 2024-10 as the sole participant in the securitizations. As the primary beneficiary we have consolidated these securitizations, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet as of the applicable balance sheet date.

AOMT 2024-3, AOMT 2024-6, and AOMT 2024-13 were securitization transactions entered into with other Angel Oak affiliates, for which we are not considered to be a "primary beneficiary" of the applicable securitization vehicle. Therefore, the bonds retained from these securitizations, as well as from our securitizations prior to 2021, are held on our consolidated balance sheets as RMBS as of December 31, 2024 and December 31, 2023. The risk retention portion of the bonds retained from these securitizations is presented in other assets on our consolidated balance sheets as of the applicable dates. We may decide to enter into similar securitization transactions in the future.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of December 31, 2024. Highlights of whole loan financing facilities activity over 2024 are as follows:

•During the year ended December 31, 2024, we maintained the same whole loan financing facility lender base as of December 31, 2023.
•In the fourth quarter of 2024, the Company renewed its loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods as provided for in the original Master Repurchase Agreement with Multinational Bank 1, dated April 13, 2022. The loan financing facility had previously been set to expire on March 25, 2025, and has been extended through June 25, 2025.
•In the fourth quarter of 2024, the Company amended its loan financing facility with Global Investment Bank 3 to extend the facility to November 1, 2025 and to update the interest rate pricing spread to a range of 1.90% to 4.75%, based on loan status, dwell time, and other factors. This resulted in an effective decrease in interest rate pricing spread of approximately 25 basis points. Additionally, the previous 20 basis point index pricing spread was eliminated.
•In the fourth quarter of 2024, the Company amended its loan financing facility with Global Investment Bank 2 to reduce the interest rate pricing spread from a range of 2.10% - 3.35% to a range of 1.75% to 3.35%, based on collateral type, loan status, dwell time, and other factors. This resulted in an effective decrease in interest rate pricing spread of approximately 25 basis points.

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
We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the Management Agreement. For information on the fees that are payable to our Manager under the Management Agreement, see Part II, Item 8, Note 12 – Related Party Transactions in our audited consolidated financial statements included in this Annual Report on Form 10-K.
Distributable Earnings were approximately $7.0 million and $(28.1) million for the years ended December 31, 2024 and 2023, respectively. The table below sets forth a reconciliation of net income allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	($ in thousands)
Net income (loss) allocable to common stockholders	$28,750	$33,714
Adjustments:
Net unrealized (gains) losses on trading securities	1,026	(484)
Net unrealized (gains) losses on derivatives	(2,849)	16,985
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(5,313)	(15,890)
Net unrealized (gains) losses on residential loans	(16,598)	(64,009)
Net unrealized (gains) losses on commercial loans	(27)	(91)
Non-cash equity compensation expense	2,041	1,689
Distributable Earnings	$7,030	$(28,086)

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total common stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	($ in thousands)
Distributable Earnings	$7,030	$(28,086)
Average total common stockholders’ equity	$255,860	$240,524
Distributable Earnings Return on Average Equity	2.75%	(11.68)%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of each quarter-end date of 2024 and as of December 31, 2023:

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
		(in thousands except for share and per share data)
Common stockholders’ equity	$238,967	$265,098	$255,806	$263,324	$256,106
Number of shares of common stock outstanding at period end	23,500,175	23,511,272	24,998,549	24,965,274	24,965,274
Book value per share of common stock	$10.17	$11.28	$10.23	$10.55	$10.26

Economic Book Value per Share of Common Stock

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our economic book value, the portions of our non-recourse financing obligation held at amortized cost are adjusted to their fair value. These adjustments are also reflected in the table below in our end of period total stockholders’ equity. Management considers economic book value to provide investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for our legally held retained bonds, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for book value per share of common stock or stockholders’ equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of each quarter-end date of 2024 and as of December 31, 2023:

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
		(in thousands except for share and per share data)
GAAP total common stockholders’ equity for book value per share of common stock	$238,967	$265,098	$255,806	$263,324	$256,106
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	68,784	64,522	73,053	80,599	81,942
Stockholders’ equity including economic book value adjustments	$307,751	$329,620	$328,859	$343,923	$338,048

Number of shares of common stock outstanding at period end	23,500,175	23,511,272	24,998,549	24,965,274	24,965,274
Book value per share of common stock	$10.17	$11.28	$10.23	$10.55	$10.26
Economic book value per share of common stock	$13.10	$14.02	$13.16	$13.78	$13.54

Results of Operations

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

The following table sets forth a summary of our results of operations for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
INTEREST INCOME, NET
Interest income	$110,427	$95,953
Interest expense	73,502	67,052
NET INTEREST INCOME	36,925	28,901

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(9,228)	(37,526)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 3), and derivative contracts	23,761	63,489
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	14,533	25,963

EXPENSES
Operating expenses	6,004	7,474
Operating expenses incurred with affiliate	1,845	2,105
Due diligence and transaction costs	782	310
Stock compensation	2,041	1,689
Securitization costs	3,799	2,484
Management fee incurred with affiliate	4,976	5,842
Total operating expenses	19,447	19,904

INCOME BEFORE INCOME TAXES	32,011	34,960
Income tax expense	3,261	1,246
NET INCOME (LOSS)	28,750	33,714
NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$28,750	$33,714
Other comprehensive income	1,500	16,152
TOTAL COMPREHENSIVE INCOME	$30,250	$49,866

Net Interest Income

The following table sets forth the components of net interest income for the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$18,677	$271,658	$23,951	$443,781
Residential mortgage loans in securitization trusts	74,757	1,441,354	54,494	1,128,332
Commercial mortgage loans	345	5,231	541	7,525
RMBS and Majority-Owned Affiliates	12,851	146,829	12,304	175,291
CMBS	1,520	6,276	1,315	6,434
U.S. Treasury Securities	564	11,441	1,462	39,001
Other interest income (1)	1,713	38,711	1,886	37,549
Total interest income	110,427		95,953
Interest expense
Notes payable	13,158	191,134	26,042	366,032
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	54,262	1,360,602	36,638	1,080,156
Repurchase facilities	3,808	61,060	4,372	89,726
Senior Unsecured Notes	2,274	21,986	—	—
Total interest expense	73,502		67,052
Net interest income	$36,925		$28,901

(1)     Primarily comprised of interest received on cash deposits, including interest earned on margin cash collateral.

Net interest income for the years ended December 31, 2024 and 2023 was $36.9 million and $28.9 million, respectively. Net interest income increased by approximately $8.0 million for the year ended December 31, 2024 as compared to 2023, primarily due to a higher residential mortgage loans in securitization trusts balance, as well as a higher interest rate associated with those and other target assets. Interest expense increased for the year ended December 31, 2024 as compared to 2023 due to a higher average balance in our non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts as well as our senior unsecured notes issued in July 2024. Overall, the increase in interest income offset the increase in interest expense and drove the $8.0 million increase to net interest income.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the years ended December 31, 2024 and 2023 are set forth as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Realized and unrealized gain (loss) on residential mortgage loans	$9,525	$26,564
Realized and unrealized gain (loss) on residential loans held in securitization trusts, net of non-recourse securitization obligation	887	13,031
Realized loss on RMBS	(2,916)	(2,152)
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	(6,730)	(16,458)
Realized loss on CMBS	(248)	(260)
Unrealized gain on commercial mortgage loans	28	121
Unrealized appreciation (depreciation) on interest rate futures	1,828	(3,948)
Realized and unrealized gain (loss) on TBAs	6,397	3,486
Realized gain on interest rate futures	5,848	5,493
Unrealized loss on U.S. Treasury Securities	(86)	86
Total realized and unrealized gains (losses), net	$14,533	$25,963

For the years ended December 31, 2024 and 2023, total realized and unrealized gains (losses), net, were a gain of $14.5 million and a gain of $26.0 million, respectively. For the year ended December 31, 2024, gains on our portfolios of residential mortgage loans, TBAs, and interest rate futures were the primary drivers of the total gain, offset by realized and unrealized losses on RMBS and whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”). Comparatively. for the year ended December 31, 2023, an increase in mark-to-market valuations on our portfolios of residential mortgage loans and loans held in securitization trusts were the primary drivers of the total unrealized gain, offset by realized and unrealized losses on Whole Pool Agency RMBS.
Expenses

Operating Expenses

For the years ended December 31, 2024 and 2023, our operating expenses were $6.0 million and $7.5 million, respectively. Our operating expenses decreased compared to the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loans portfolios.

Due Diligence and Transaction Costs

For the years ended December 31, 2024 and 2023, our due diligence and transaction costs were $0.8 million and $0.3 million, respectively. Our due diligence and transaction expenses increased over the comparative period as we purchased more whole loans in the year ended December 31, 2024 as compared to 2023.

Stock Compensation

For the years ended December 31, 2024 and 2023, our stock compensation expense was $2.0 million and $1.7 million, respectively. The primary driver of this increase is the recognition of stock compensation expense associated with restricted stock awards and market-contingent performance-based restricted stock unit awards (“PSUs”). Our restricted stock awards generally vest over four years and our PSUs generally vest over three or four years (depending on the tranche of award), subject to achievement of the applicable performance goals during the three-year performance period.

Operating Expenses Incurred with Affiliate

For the years ended December 31, 2024 and 2023, our operating expenses incurred with affiliate were $1.8 million and $2.1 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased versus the comparative period due to a rationalization of resources.

Securitization Expenses

For the year ended December 31, 2024 and 2023, our securitization expenses were $3.8 million and $2.5 million, respectively. The increase is due to a larger securitization volume in the year ended December 31, 2024 as compared to the prior year. Expenses incurred during the year ended December 31, 2024 are related to the AOMT 2024-3, AOMT 2024-4, AOMT 2024-6, AOMT 2024-10, and AOMT 2024-13 securitizations. The securitization costs incurred for the comparable period in 2023 were associated with the AOMT 2023-1, AOMT 2023-4, AOMT 2023-5, and AOMT 2023-7 securitizations.

Management Fee Incurred with Affiliate

For the years ended December 31, 2024 and 2023, our management fee incurred with affiliate was $5.0 million and $5.8 million, respectively. The decrease is due to the decline in our average Equity (as defined in the Management Agreement) for the year ended December 31, 2024 as compared to the same period in 2023. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP, which has caused Equity (as defined in the Management Agreement) to decrease.

Income Taxes

During the year ended December 31, 2024, we recorded an income tax expense of approximately $3.3 million based on our income taxes arising from income associated with assets held in our TRS. During the year ended December 31, 2023, we incurred an income tax expense of approximately $1.2 million based on our income taxes arising from income associated with assets held in our TRS.

Our Portfolio

As of December 31, 2024, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires, and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of December 31, 2024:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$183,064	$129,459	$53,605	21.0%
Residential mortgage loans in securitization trust	1,696,995	1,593,612	103,383	40.5%
Total whole loan portfolio	$1,880,059	$1,723,071	$156,988	61.5%

Investment securities
RMBS	$300,243	$50,555	$249,688	97.8%
Investment in Majority-Owned Affiliates (1)	20,680	—	20,680	8.1%
Total investment securities	$320,923	$50,555	$270,368	105.9%

Total investment portfolio	$2,200,982	$1,773,626	$427,356	167.4%
Target assets	$2,200,982	$1,773,626	$427,356	167.4%

Cash	$40,762	$—	$40,762	15.9%
Other assets and liabilities (2)	(212,801)	—	(212,801)	(83.3)%
Total	$2,028,943	$1,773,626	$255,317	100.0%
(1)     Our Investment in Majority-Owned Affiliates is held at its amortized cost basis.

(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $202.0 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in Majority-Owned Affiliates, which is considered a target asset. Additionally, other assets includes $5.2 million of commercial loans and $5.6 million of CMBS.

As of December 31, 2023, our portfolio consisted of approximately $2.1 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2023:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$380,040	$290,610	$89,430	34.9%
Residential mortgage loans in securitization trust	1,221,067	1,169,154	51,913	20.3%
Total whole loan portfolio	$1,601,107	$1,459,764	$141,343	55.2%

Investment securities
RMBS	$472,058	$44,643	$427,415	166.9%
U.S. Treasury Securities	149,927	149,013	914	0.4%
Investment in Majority-Owned Affiliates (1)	16,232	—	16,232	6.3%
Total investment securities	$638,217	$193,656	$444,561	173.6%

Total investment portfolio	$2,239,324	$1,653,420	$585,904	228.8%
Target assets (2)	$2,089,397	$1,653,420	$585,904	228.8%

Cash	$41,625	$—	$41,625	16.2%
Other assets and liabilities (3)	(371,423)	—	(371,423)	(145.0)%
Total	$1,909,526	$1,653,420	$256,106	100.0%

(1)     Our Investment in Majority-Owned Affiliates is held at its amortized cost basis

(2) “Target assets” as defined by us excludes U.S. Treasury Securities, and includes our investment in Majority-Owned Affiliates.

(3) Other assets and liabilities presented is calculated as a net liability substantially comprised of $392 million due to broker for our quarter-end purchase of certain certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliates, which is considered a target asset. Additionally, other assets includes $5.2 million of commercial loans and $6.6 million of CMBS.

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$75 - $2,995	$537
Interest rate	3.87%-11.88%	7.4%
Maturity date	8/8/2039 - 9/26/2064	November 2054
FICO score at loan origination	628-822	752
LTV at loan origination	31.9%-90.0%	71.7%
DTI at loan origination	1.94%-50.0%	31.2%
Percentage of first lien loans	N/A	96.7%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	—%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$18-$3,410	$492
Interest rate	2.99%-12.50%	6.8%
Maturity date	9/27/2048 - 11/27/2063	December 2053
FICO score at loan origination	624-825	748
LTV at loan origination	9.0%-90.0%	69.4%
DTI at loan origination	1.9%-59.1%	30.9%
Percentage of first lien loans	N/A	100%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.9%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2024:

100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

120
80
40
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2023:

300
250
200
150
100
50
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of December 31, 2024, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2024:

Investor Loans, 24%
Just Missed Prime, 11%
Loans Made to Bank Statement Borrowers, 65%

Full Documentation
and Other Loans,
11%
Investor Loans,
24%
Loans Made to
Bank Statement
Borrowers, 65%

FL, 16%
CA, 28%
GA, 5%
TX, 8%
NY, 8%
NJ, 4%
Other, 35%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2024. Numbers presented may not sum to 100% due to rounding.

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
The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024:

($ in thousands)
UPB	$1,781,311
Fair Value	1,696,995
Number of loans	4,183
Weighted average loan coupon	5.6%
Average loan amount	$427
Weighted average LTV at loan origination and deal date	67.0%
Weighted average credit score at loan origination and deal date	743
Current 3-month conditional prepayment rate (“CPR”) (1)	7.4%
Percentage of loans 90+ days delinquent (based on UPB)	2.0%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 4% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024. Numbers presented may not sum to 100% due to rounding.

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

RMBS

We have participated in numerous securitization transactions alongside other Angel Oak entities. In return, we received our pro rata share of bonds from these securitizations, and cash. At times, we were allocated certain risk retention securities as part of these transactions. Risk retention securities represent at least 5% of a horizontal or vertical slice of the bonds issued as part of the transaction.
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2024 and 2023 unless otherwise stated:

As of December 31, 2024	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations
	($ in thousands)
UPB of loans	$286,875	$148,016	$1,093,694	$1,153,975
Number of loans	1053	466	2122	2629
Weighted average loan coupon	7.19%	5.83%	5.23%	5.79%
Average loan amount	$272	$318	$515	$439
Weighted average LTV at loan origination and deal date	69%	74%	68%	69%
Weighted average credit score at loan origination and deal date	708	719	732	737
Current 3-month CPR (1)	10.1%	13.2%	7.4%	9.1%
90+ day delinquency (as a % of UPB)	8.3%	4.0%	2.6%	1.6%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.3%	1.3%	2.5%	2.1%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.2%	—%	67.0%	70.2%
Fair value of first loss piece (3,5,6)	$19,226	$23,405	$10,995	$18,650
Investment thickness (4)	21.92%	20.96%	7.77%	9.59%
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

(4) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average current size of the securitization.

(5) The fair value of the first loss pieces presented for AOMT 2023-1, AOMT 2023-5, AOMT 2023-7, AOMT 2024-3, AOMT 2024-6, and AOMT 2024-13 is the total at risk for the Majority-Owned Affiliates.

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

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2024:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$12,735	$—	$12,735	$5,440	$—	$5,440	$7,295	$—	$7,295
Subordinate	73,548	—	73,548	19,829	—	19,829	53,719	—	$53,719
Interest only / excess	12,508	—	12,508	—	—	—	12,508	—	$12,508
Whole pool (2)	—	201,452	201,452	—	—	—	—	201,452	$201,452
Retained RMBS in VIEs (3)	—	—	—	25,286	—	25,286	(25,286)	—	$(25,286)
Subtotal	$98,791	$201,452	$300,243	$50,555	$—	$50,555	$48,236	$201,452	$249,688
Investment in Majority Owned Affiliates	$20,680	$—	$20,680	$—	$—	$—	$20,680	$—	$20,680
Total	$119,471	$201,452	$320,923	$50,555	$—	$50,555	$68,916	$201,452	$270,368

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of December 31, 2024 were purchased from a broker to whom the Company owes approximately $202.0 million, payable upon the settlement date of the trade. See Part II, Item 8, Note 7 — Due to Broker in our audited consolidated financial statements included in this Annual Report on Form 10-K.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $163.9 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2023:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$10,972	$—	$10,972	$844	$—	$844	$10,128	$—	$10,128
Subordinate	55,665	—	55,665	19,812	—	19,812	35,853	—	$35,853
Interest only / excess	13,059	—	13,059	1,871	—	1,871	11,188	—	$11,188
Whole pool (2)	—	392,362	392,362	—	—	—	—	392,362	$392,362
Retained RMBS in VIEs (3)	—	—	—	22,116	—	22,116	(22,116)	—	$(22,116)
Subtotal	$79,696	$392,362	$472,058	$44,643	$—	$44,643	$35,053	$392,362	$427,415
Investment in Majority Owned Affiliates	$16,232	$—	$16,232	$—	$—	$—	16,232	$—	$16,232
Total	$95,928	$392,362	$488,290	$44,643	$—	$44,643	$51,285	$392,362	$443,647

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of December 31, 2023 were purchased from a broker to whom the Company owed approximately $392 million, payable upon the settlement date of the trade. See Part II, Item 8, Note 7 — Due to Broker in our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2024:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$10,972	$55,665	$13,059	$392,362	$472,058
Acquisitions:
Retained bonds received in securitizations	2,420	14,757	1,838	—	19,015
Third party securities	—	—	—	938,430	938,430
Effect of principal payments / called deals	(1,080)	—	—	(1,125,653)	(1,126,733)
IO and excess servicing prepayments	—	—	(1,974)	—	(1,974)
Changes in fair value, net	423	3,127	(415)	(3,688)	(553)
Ending fair value	$12,735	$73,549	$12,508	$201,451	$300,243

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2023:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$1,958	$49,578	$10,424	$993,378	$1,055,338
Acquisitions:
Retained bonds received in securitizations	9,831	4,880	3,530	—	18,241
Third party securities	—	—	—	1,741,864	1,741,864
Effect of principal payments / called deals	(869)	—	—	(2,339,028)	(2,339,897)
IO and excess servicing prepayments	—	—	(1,396)	—	(1,396)
Changes in fair value, net	52	1,207	501	(3,852)	(2,092)
Ending fair value	$10,972	$55,665	$13,059	$392,362	$472,058

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2024)

No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2024. Numbers presented may not sum to 100% due to rounding.

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

Commercial Mortgage Loans

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$237 - $3,161	$1,113
Interest rate	5.50% - 8.38%	6.24%
Loan term	7.09 - 25.18 years	11.19 years
LTV at loan origination	50.0% - 75.0%	58.10%

The following table provides additional information on the commercial mortgage loans in our portfolio as of December 31, 2023:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
UPB	$239 - $3,161	$1,118
Interest rate	5.50% - 8.38%	6.24%
Loan term	26.25 - 28.08 years	27.61 years
LTV at loan origination	50.00% - 75.00%	58.10%

The following charts illustrate the geographic location of the commercial mortgage loans in our portfolio that we owned directly as of December 31, 2024 and December 31, 2023 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2024:

Geographic Diversification of Our Commercial Mortgage Loans as of December 31, 2023:

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	($ in thousands)
UPB of loans	$101,686	$112,302
Number of loans	129	145
Weighted average loan coupon	8.1%	7.5%
Average loan amount	$788	$774
Weighted average LTV at loan origination and deal date	56.2%	56.2%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	2,540	—	2,540	2,706	—	2,706
Interest only / excess	3,053	—	3,053	3,886	—	3,886
Total	$5,593	$—	$5,593	$6,592	$—	$6,592

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, securitizations of our whole loans, and our ATM Program (as defined below). Additionally, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029. We have deployed the majority of the net proceeds from the offering of our senior unsecured notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets substantially sourced from our affiliated proprietary mortgage lending platform and other target assets through the secondary market in a manner consistent with our strategy and investment guidelines. Additionally, we used the net proceeds from the offering of our senior unsecured notes to repurchase 1,707,922 shares of our common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately 20.0 million. Our financing sources historically have included the foregoing, as well as capital contributions from our investors prior to our IPO, and the proceeds from our IPO and concurrent private placement (which capital has all been deployed). Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.
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

Description of Existing Financing Arrangements

As of December 31, 2024, we were a party to three uncommitted loan financing lines for a total borrowing capacity in an aggregate amount of up to $1.1 billion. Borrowings under uncommitted loan financing lines may be used to purchase whole loans for eventual securitization or loans purchased for long‑term investment purposes.
Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and restrictive covenants, as is usual and customary. As of December 31, 2024, the advance rates (when required) of our three active lenders ranged from 75% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included: (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as it relates to Global Investment Bank 3 as of such date of determination, (y) $10.0 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of December 31, 2024 was $10.0 million.
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
Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every six months for a maximum six-month term. On December 23, 2024, this master repurchase agreement was extended through June 25, 2025, unless terminated earlier pursuant to the terms of the master repurchase agreement.
The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread of 1.75% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) until two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.
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
Global Investment Bank 2 Loan Financing Facility. On February 13, 2020, we and our subsidiary entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”). We and our subsidiary are each considered a “Seller” under this agreement. From time to time, we and one of our subsidiaries have amended such master repurchase agreement with Global Investment Bank 2. Pursuant to the agreement, we or our subsidiary may sell to Global Investment Bank 2, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. On March 28, 2024, the original facility with Global Investment Bank 2 was terminated and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. In connection with the execution of the new facility the interest rate pricing spread was reduced to a range between 2.10% and 3.35%. On October 25, 2024, the facility was amended to, among other changes, reduce the pricing spread to a range between 1.75% and 3.35%. The agreement has an initial termination date of March 27, 2026.
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
Global Investment Bank 3 Loan Financing Facility. On October 24, 2018, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”) for which we serve as guarantor of our subsidiaries’ obligations. Our subsidiaries, are each considered a “Seller” under this agreement. Pursuant to the initial agreement, we or our subsidiary could sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans.
On November 7, 2023, the facility was amended to set the base interest rate spread to 1.80% plus a 0.20% index spread adjustment for the first six (6) months of seasoning on this financing facility with an additional 0.25% increase following the first six (6) months. On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the base interest rate spread was reduced to a range from 1.90% to 4.75% and the index spread adjustment of 20 basis points was eliminated.

The loan financing line is marked‑to‑market at fair value, where Global Investment Bank 3 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner and is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Further, the principal amount paid by Global Investment Bank 3 for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less.

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

The following table sets forth the details of our financing lines as of each of December 31, 2024 and 2023:

		Interest Rate Pricing Spread	Drawn Amount
Line of Credit (Note Payable)	Base Interest Rate		December 31, 2024	December 31, 2023
		($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.75% - 2.10%	$100,711	$206,183

Global Investment Bank 2 (2)	1 month SOFR	1.75% - 3.35%	15,111	—
Global Investment Bank 3 (3)	Compound SOFR	1.90% - 4.75%	13,637	84,427

Total			$129,459	$290,610
(1)     On June 24, 2024 this facility was amended with an updated interest pricing spread of 1.75% and extended until December 26, 2024. On December 23, 2024, the loan financing facility was extended through June 25, 2025, in accordance with the mechanism for six-month renewal periods.
(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility is extended through March 27, 2026. In connection with the execution of the new facility the interest rate pricing spread was reduce to a range between 2.10% and 3.35%. On October 25, 2024, the facility was amended to, among other changes, reduce the pricing spread to a range between 1.75% and 3.35%.

(3)     On November 7, 2023, this facility was renewed for a 12 month term through November 7, 2024 with a maximum borrowing capacity of $200 million and a base interest rate pricing spread of 180 basis points plus a 20 basis points index spread adjustment, with an expiration date of November 7, 2024. On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the base interest rate spread was reduced to a range from 1.90%. to 4.75% and the index spread adjustment of 0.20% was eliminated.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2024:

Line of Credit (Note Payable)	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$100,711	$499,289
Global Investment Bank 2	250,000	15,111	234,889
Global Investment Bank 3	200,000	13,637	186,363
Total	$1,050,000	$129,459	$920,541

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
The following table sets forth certain characteristics of our short-term repurchase facilities as of December 31, 2024 and 2023:

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
RMBS (1)	$50,555	5.76%	19
Total	$50,555	5.76%	19

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Securities	$149,013	5.57%	10
AOMT RMBS (1)	44,643	7.04%	16
Total	$193,656	5.91%	11
(1)     A portion of repurchase debt outstanding as of December 31, 2024 and Decmber 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Item 8, Note 5 — Investment Securities in our audited consolidated financial statements included in this Annual Report on Form 10-K.

The following table presents the amounts of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2023	442,214	180,165	442,214
Q2 2023	340,701	101,731	340,701
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656
Q1 2024	193,493	69,254	193,493
Q2 2024	201,051	66,804	201,051
Q3 2024	102,876	57,842	102,876
Q4 2024	50,555	53,412	51,843

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
Securitization Transactions
In December 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 36% of which were mortgage loans originated by our affiliated mortgage origination companies,secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-13 issued approximately $288.9 million in face value of bonds. Our proportionate share of 57.92% of the retained bonds and investments in MOAs was approximately $15.1 million, including a retained premium on issuance of approximately $4.4 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $141.5 million and retained cash of $15.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-13 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2024.

In October 2024, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 42% of which were mortgage loans originated by our affiliated mortgage origination companies, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-10 issued approximately $316.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $260.4 million and retained cash of $39.4 million, which was used for new loan purchases and operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2024.
In June 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 62% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-6 issued approximately $479.6 million in face value of bonds. Our proportionate share of 4.51% of the retained bonds and investments in MOAs was approximately $2.7 million, including a retained discount on issuance of approximately $0.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $15.8 million and retained cash of $1.8 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2024.
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
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2024.
In March 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 60% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-3 issued approximately $439.6 million in face value of bonds. Our proportionate share of 10.98% of the retained bonds and investments in MOAs was approximately $5.3 million, including a retained discount on issuance of approximately $1.6 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $35.9 million and retained cash of $4.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2024-3 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2024.
In December 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 60% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-7 issued approximately $397.2 million in face value of bonds. Our proportionate share of 10.36% of the retained bonds and investments in MOAs was approximately $3.9 million, including a retained discount on issuance of approximately $1.4 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $30.9 million and retained cash of $3.6 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2023-7 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of December 31, 2024.
In August 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 49% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-5 issued approximately $260.6 million in face value of bonds. Our proportionate share of 34.42% of the retained bonds and investments in MOAs was approximately $8.7 million, including a retained discount on issuance of approximately $2.7 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $63.5 million and retained cash of $10.7 million, which was used for operational purposes.
We derecognized the mortgage loans sold in AOMT 2023-5 and recorded an investment in majority-owned affiliates located within “other assets” on our consolidated balance sheet as of December 31, 2024.

In June 2023, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, approximately 47% of which were mortgage loans originated by third parties and the remainder of which were originated by our affiliated mortgage origination companies, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-4 issued approximately $284.5 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $197.3 million and retained cash of $35.7 million, which was used for new loan purchases and operational purposes.
We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2023-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2024 and December 31, 2023.
In January 2023, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 59% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2023-1 issued approximately $580.5 million in face value of bonds. Our proportionate share of 41.21% of the retained bonds and investments in MOAs was approximately $21.8 million, including a retained discount on issuance of approximately $6.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $190.1 million and retained cash of $15.9 million, which was used for operational purposes.
We derecognized the mortgage loans sold in this transaction and recorded an investment in majority-owned affiliate located within “other assets” on our consolidated balance sheet as of December 31, 2024.
Notes Offering

On July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029. Our senior unsecured notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year. Our senior unsecured notes will mature on July 30, 2029, unless earlier redeemed or repurchased by us. Our senior unsecured notes are fully and unconditionally guaranteed on a senior unsecured basis by our operating partnership, including the due and punctual payment of principal of, premium, if any, and interest on our senior unsecured notes, whether at the stated maturity, upon acceleration, call for redemption or otherwise. We may redeem our senior unsecured notes in whole or in part at any time or from time to time at our option on or after July 30, 2026 at a redemption price equal to 100% of the principal amount of our senior unsecured notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of us, we must make an offer to repurchase all outstanding senior unsecured notes at a price in cash equal to 101% of the principal amount of the senior unsecured notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75 million, through an “at the market” equity offering program (the “ATM Program”). The Company issued and sold 188,456 shares of common stock through the ATM Program during the year ended December 31, 2024 for gross proceeds of $2.3 million, receiving net proceeds of $2.3 million. The Company paid $45 thousand in commissions to the agents under the ATM Program in connection with such sales during the year ended December 31, 2024. As of December 31, 2024, the Company had approximately $73 million of shares of common stock available for issuance under the ATM Program and Sales Agreement.

.Leverage and Hedging Strategies

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
Cash Availability
Cash and cash equivalents

Our cash balance as of December 31, 2024 was sufficient to meet our liquidity covenants under our financing facilities and our senior unsecured notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. Due to market volatility, some of our cash was restricted, as further described below, by margin maintenance requirements by certain whole loan financing facility counterparties, along with cash collateral held by counterparties for interest rate futures and repurchase obligations. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $2.1 million as of December 31, 2024 was comprised of: $0.8 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2024.

Restricted cash of approximately $2.9 million as of December 31, 2023 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $0.3 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2023.

Cash Flows

	For the Years Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Cash flows provided by (used in) operating activities	$(221,433)	$306,404
Cash flow provided by (used in) investing activities	$120,839	$(194,107)
Cash flows provided by (used in) financing activities	$98,991	$(107,662)
Net increase (decrease) in cash and restricted cash	$(1,603)	$4,635

Cash outflows used in operating activities of $221.4 million for the year ended December 31, 2024 as compared to $306.4 million in inflows for the year ended December 31, 2023 were primarily due to the significant increase in loans purchased for the year ended December 31, 2024, compared to a net gain for 2023, along with activity related to the securitization of residential mortgage loans during the year ended December 31, 2024.

Investing cash net inflows of $120.8 million for the year ended December 31, 2024 as compared to net outflows of $194.1 million for the year ended December 31, 2023 were primarily due to the timing of purchases and maturities of U.S. Treasury securities between the comparative periods.

Financing cash inflows of $99.0 million for the year ended December 31, 2024 as compared to outflows of $107.7 million for the year ended December 31, 2023 were primarily due funds received from increased securitization activity in the year ended December 31, 2024 compared to the year ended December 31, 2023.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Angel Oak Mortgage REIT, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the valuation of residential mortgage loans at fair value

As discussed in Notes 2, 3, 4, and 10 to the consolidated financial statements, the Company records performing residential mortgage loans and residential mortgage loans in securitization trusts (together, residential mortgage loans) at fair value on its consolidated balance sheet as a result of electing the fair value option at the time of acquisition. As of December 31, 2024, the recorded balance of the Company’s residential mortgage loans was $1.9 billion. The Company estimates the fair value of its residential mortgage loans using price information provided by third-party pricing services. These services determine price information predominately based on trading activity observed in the marketplace, using both market comparable information and discounted cash flow modeling techniques.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s residential mortgage loan valuation process, including controls related to the evaluation of pricing service information and assumptions used in residential mortgage loan valuations.

We evaluated the Company’s process to develop the residential mortgage loans valuation by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in:

◦evaluating the design of the Company’s internal controls specific to the assessment of the third-party pricing services’ valuation techniques and models
◦evaluating that the methodology used by the Company in determining residential mortgage loan fair value is in accordance with U.S. GAAP
◦assessing the third-party pricing services’ valuation techniques and models through comparison to industry practices
◦recalculating the fair value of a selection of residential mortgage loans using the Company’s assumptions and comparing the results of our recalculation to the Company’s fair value estimate

◦developing an independent fair value estimate for a selection of residential mortgage loans at fair value based on independently developed valuation models and assumptions and comparing the results to the Company’s fair value estimate

/s/ KPMG
We have served as the Company’s auditor since 2018.
Atlanta, Georgia
March 24, 2025

Angel Oak Mortgage REIT, Inc.
Consolidated Balance Sheets

(in thousands, except for share data)

	As of:
	December 31, 2024	December 31, 2023
ASSETS
Residential mortgage loans - at fair value	$183,064	$380,040
Residential mortgage loans in securitization trusts - at fair value	1,696,995	1,221,067
RMBS - at fair value	300,243	472,058
U.S. Treasury Securities - at fair value	—	149,927
Cash and cash equivalents	40,762	41,625
Restricted cash	2,131	2,871
Principal and interest receivable	8,141	7,501
Unrealized appreciation on TBAs and interest rate futures contracts - at fair value	1,515	—
Other assets	36,918	32,922
Total assets	$2,269,769	$2,308,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$129,459	$290,610
Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts (see Note 3)	1,593,612	1,169,154
Securities sold under agreements to repurchase	50,555	193,656
Senior unsecured notes	47,740	—
Unrealized depreciation on TBAs and interest rate futures contracts - at fair value	—	1,334
Due to broker	201,994	391,964
Accrued expenses	2,291	985
Accrued expenses payable to affiliate	766	748
Interest payable	934	820
Income taxes payable	2,785	1,241
Management fee payable to affiliate	666	1,393
Total liabilities	$2,030,802	$2,051,905

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of December 31, 2024: 350,000,000 shares authorized, 23,500,175 shares issued and outstanding. As of December 31, 2023: 350,000,000 shares authorized, 24,965,274 shares issued and outstanding.	234	249
Additional paid-in capital	461,057	477,068
Accumulated other comprehensive income (loss)	(3,475)	(4,975)
Retained earnings (deficit)	(218,849)	(216,236)
Total stockholders’ equity	$238,967	$256,106
Total liabilities and stockholders’ equity	$2,269,769	$2,308,011

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share data)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
INTEREST INCOME, NET
Interest income	$110,427	$95,953
Interest expense	73,502	67,052
NET INTEREST INCOME	36,925	28,901

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(9,228)	(37,526)
Net unrealized gain (loss) on mortgage loans, debt at fair value option (see Note 3), and derivative contracts	23,761	63,489
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	14,533	25,963

EXPENSES
Operating expenses	6,004	7,474
Operating expenses incurred with affiliate	1,845	2,105
Due diligence and transaction costs	782	310
Stock compensation	2,041	1,689
Securitization costs	3,799	2,484
Management fee incurred with affiliate	4,976	5,842
Total operating expenses	19,447	19,904

INCOME BEFORE INCOME TAXES	32,011	34,960
Income tax expense	3,261	1,246
NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$28,750	$33,714
Other comprehensive income	1,500	16,152
TOTAL COMPREHENSIVE INCOME	$30,250	$49,866

Basic earnings per common share	$1.18	$1.36
Diluted earnings per common share	$1.17	$1.35

Weighted average number of common shares outstanding:
Basic	24,179,039	24,722,285
Diluted	24,396,851	24,941,758

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2022	$249	$475,379	$(21,127)	$(218,022)	$236,479
Dividends paid on common stock (1)	—	—	—	(31,928)	(31,928)
Non-cash equity compensation	—	1,689	—	—	1,689
Unrealized gain on RMBS and CMBS	—	—	16,152	—	16,152
Net income	—	—	—	33,714	33,714
Stockholders’ equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Issuance of common stock, net of expenses	2	1,881	—	—	$1,883
Repurchase of shares of common stock	(17)	(19,933)	—	—	$(19,950)
Dividends paid on common stock (2)	—	—	—	(31,037)	$(31,037)
Dividends accrued on performance shares	—	—	—	(326)	$(326)
Non-cash equity compensation	—	2,041	—	—	$2,041
Unrealized gain on RMBS and CMBS	—	—	1,500	—	$1,500
Net income	—	—	—	28,750	28,750
Stockholders’ equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967

(1)     Dividends paid on common stock for the year ended December 31, 2023 at $0.32 per share of common stock on March 31, 2023, May 31, 2023, August 31, 2023, and November 30, 2023.

(2)     Dividends paid on common stock for the year ended December 31, 2024 at $0.32 per share of common stock on February 29, 2024, May 31, 2024, August 30, 2024, and November 27, 2024.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,750	$33,714
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized gain on mortgage loans, derivative contracts, RMBS, and CMBS	9,228	37,526
Net unrealized gain on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(23,761)	(63,489)
Amortization of debt issuance costs	462	1,145
Net amortization of premiums and discounts on mortgage loans	2,797	2,855
Accretion of non-recourse securitized obligation discount	4,544	2,469
Accretion of U.S. Treasury securities discount	(565)	(1,462)
Non-cash equity compensation	2,041	1,689
Net change in:
Purchases of residential mortgage loans from affiliates	(255,368)	(199,793)
Purchases of residential mortgage loans from non-affiliates	(431,707)	(27,390)
Sales of residential mortgage loans	5,981	4,941
Sale of residential mortgage loans into affiliate's securitization trust	235,903	350,304
Principal payments on residential mortgage loans	18,009	34,731
Principal payments on mortgage loans in securitization trusts	170,468	100,904
Margin received from (paid on) TBAs and interest rate futures contracts	11,221	21,121
Principal and interest receivable on residential mortgage loans	(640)	9,996
Other assets	(1,051)	(233)
Management fee payable to affiliate	(727)	(574)
Accrued expenses	1,306	(302)
Accrued expenses payable to affiliate	18	(1,258)
Income taxes payable	1,544	1,241
Interest payable	114	(1,731)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(221,433)	$306,404

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(19,015)	(1,022,010)
Purchases of investments in RMBS, trading	(1,130,270)	(1,354,057)
Sale of investments in RMBS, available for sale	—	1,006,196
Sale of investments in RMBS, trading	1,121,001	1,332,832
Purchase of investments in U.S. Treasury securities	(349,595)	(998,380)
Investment in majority-owned affiliates	(4,051)	(16,088)
Principal payments on RMBS and CMBS securities	2,736	3,063
Maturity of T-bills	500,000	850,000
Sale of commercial mortgage loans to third parties	—	4,300
Principal payments on commercial mortgage loans	33	37
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$120,839	$(194,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(19,950)	—
Proceeds from issuances of common stock, net of expenses	1,883	—
Dividends paid to common stockholders	(31,037)	(31,928)
Principal payments on non-recourse securitization obligation	(170,468)	(100,904)
Accrued dividends	(326)	—
Cash paid for debt issuance costs	(1,045)	—
Proceeds from securitization	575,761	233,318
Net proceeds from (repurchases of) securities sold under agreements to repurchase	(143,101)	141,112
Net proceeds from issuance of senior notes	48,425	—
Net proceeds from (payments on) notes payable	(161,151)	(349,260)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$98,991	$(107,662)

CHANGE IN CASH AND RESTRICTED CASH	(1,603)	4,635
CASH AND RESTRICTED CASH, beginning of period	44,496	39,861
CASH AND RESTRICTED CASH, end of period	42,893	44,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$66,310	$65,169

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

1.    Organization
Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company”) is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly-originated first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and substantially sourced from the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”). The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.
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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

As of December 31, 2024 and 2023, the Company was considered to be a primary beneficiary in certain VIEs which held certain interests in the assets held by consolidated securitization vehicles which were created under the purview of its wholly-owned securitization shelf, Angel Oak Mortgage Trust (“AOMT”) II, LLC. These securitization vehicles are consolidated on the Company’s consolidated balance sheet, and are restricted by the structural provisions of the associated securitization trusts. The recovery of the Company’s investment in the securitization vehicles, if any, will be limited by each securitization vehicle’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s consolidated balance sheets as of December 31, 2024 and 2023, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.
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
Segment Reporting
Operating segments are defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s CODM is its Chief Executive Officer, Mr. Sreeniwas Prabhu. The Company has determined it currently operates in a single operating segment and has one reportable segment, which is to acquire, invest in, and finance mortgage‑related assets. The CODM reviews net interest income (interest income less interest expense) earned on its portfolio of residential mortgage loans, residential mortgage loans in securitization trusts, RMBS, and other assets as presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Net interest income as used by the CODM in this context is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Balance Sheet as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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
A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$40,762	$41,625
Restricted cash	2,131	2,871
Cash, cash equivalents and restricted cash as show in the statement of cash flows	$42,893	$44,496

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

Share-Based Compensation
The Company amortizes the fair value of previously granted share-based awards to expense over the vesting period using the straight line method. The initial cost of share-based awards is established at the Company’s closing share price on the grant date of the award, and, in the case of performance-based restricted stock unit awards (“PSUs”), factoring in the probability of achieving the underlying market-based vesting conditions. The Company recognizes adjustments for forfeitures as they occur.

The Company has made annual grants of PSUs, which allow for a 50% vest after a three-year period and 50% vest after a four-year period, subject to both continued employment and the achievement of certain performance criteria during a three-year performance period. Features of the performance criteria constitute a “market condition,” which may impact the amount of compensation expense recognized for these awards.

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
Current and deferred taxes are recorded on earnings (losses) recognized by AOMR TRS. Deferred income tax assets and liabilities are calculated based upon temporary differences between the Company’s U.S. GAAP consolidated financial statements and the U.S. federal and state tax basis of assets and liabilities as of the consolidated balance sheet date. If any deferred tax assets exist, the Company evaluates the realizability of such, and subsequently may recognize a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of a deferred tax asset, the Company will consider expected future taxable income, existing and projected book to tax differences, and any tax planning strategies. Such an analysis is inherently subjective, as it is based on forecast earnings and business and economic activity. See Note 11 — Income Taxes, for further details regarding the Company’s deferred tax assets.
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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of December 31, 2024 and 2023:

As of:	December 31, 2024	December 31, 2023
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$1,781,311	$1,334,963
Fair value adjustment for residential mortgage loans in securitization trusts	(84,316)	(113,896)
Residential mortgage loans in securitization trusts, at fair value	$1,696,995	$1,221,067

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$1,630,083	$1,220,067
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(36,471)	(50,912)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts at fair value	$1,593,612	$1,169,154
Weighted average fixed rate for Non-recourse securitization obligation issued	3.86%	2.91%
Weighted average contractual maturity of Senior Bonds	45 years	43 years

For the period ended:	December 31, 2024	December 31, 2023
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$2,326,980	$1,710,381
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	2,194,774	1,619,051
Face amount of Senior Support Certificates received by the Company, at deal date	132,206	91,330
Aggregate cash received, at deal date	273,266	194,746

During the years ended December 31, 2024 and 2023, the Company and its affiliates issued and sold bonds with a current face value of $575 million and $259 million to third-party investors for proceeds of $578 million and $233 million, respectively, before offering costs and accrued interest. The sold bonds issued during the years ended December 31, 2024 and 2023 are included in “Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets.

As of December 31, 2024 and 2023, as a result of the transactions described above, securitized loans of approximately $1.8 billion and $1.3 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets, respectively. As of December 31, 2024 and 2023, the aggregate carrying value of sold bonds issued by consolidated VIEs was $1.6 billion and $1.2 billion, respectively. These sold bonds are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions were classified as “available for sale” upon receipt and are included in “RMBS - at fair value” and “Other Assets” on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, and details on the accounting treatment and fair value methodology of the securities can be found in Note 10 — Fair Value Measurements. See also Note 5 — Investment Securities, for the fair value of AOMT securities held by the Company, and Note 15 - Other Assets, for investments in MOAs, as of December 31, 2024 and December 31, 2023 that were retained by the Company as a result of these securitization transactions.

4.    Residential Mortgage Loans
Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of December 31, 2024 and 2023:

As of:	December 31, 2024	December 31, 2023
	($ in thousands)
Cost	$183,149	$393,443

Unpaid principal balance	$178,373	$386,872
Net premium on mortgage loans purchased	4,776	6,571
Change in fair value	(85)	(13,403)
Fair value	$183,064	$380,040

Weighted average interest rate	7.39%	6.78%

Weighted average remaining maturity (years)	30	29
The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of December 31, 2024 and 2023:

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

As of:	December 31, 2024	December 31, 2023
	($ in thousands)
Number of mortgage loans 90 or more days past due	—	7
Recorded investment in mortgage loans 90 or more days past due	$—	$5,754
Unpaid principal balance of loans 90 or more days past due	$—	$5,681

Number of mortgage loans in foreclosure	—	2
Recorded investment in mortgage loans in foreclosure	$—	$1,956
Unpaid principal balance of loans in foreclosure	$—	$1,889
5.    Investment Securities
As of December 31, 2024, Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”) and CMBS. As of December 31, 2023, Investment Securities were comprised of RMBS, CMBS, and U.S. Treasury Securities. The U.S. Treasury Securities held by the Company as of December 31, 2023 matured on January 9, 2024.

The following table sets forth a summary of RMBS at cost as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
AOMT RMBS	$101,801	$84,957
Whole Pool Agency RMBS	$201,994	$391,964

The following table sets forth certain information about the Company’s investment in RMBS as of December 31, 2024:

December 31, 2024	Real Estate Securities at Fair Value	Repurchase Debt (2)	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$12,735	$(5,440)	$7,295
Subordinate	73,548	(19,829)	53,719
Interest Only/Excess	12,508	—	12,508
Retained RMBS in VIEs (2)	—	(25,286)	(25,286)
Total AOMT RMBS	$98,791	$(50,555)	$48,236
Whole Pool Agency RMBS (3)
Fannie Mae	$161,878	$—	$161,878
Freddie Mac	39,574	—	39,574
Whole Pool Total Agency RMBS	$201,452	$—	$201,452
Total RMBS	$300,243	$(50,555)	$249,688

(1)     AOMT RMBS held as of December 31, 2024 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $163.9 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

(3)     The whole pool RMBS presented as of December 31, 2024 were purchased from a broker to whom the Company owes approximately $202 million, payable upon the settlement date of the trade. See Note 8 - Due to Broker.

The following table sets forth certain information about the Company’s investment in RMBS as of December 31, 2023:

December 31, 2023	Real Estate Securities at Fair Value	Repurchase Debt (1)	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Senior	$—	$—	$—
Mezzanine	$10,972	$(844)	$10,128
Subordinate	55,665	(19,812)	35,853
Interest Only/Excess	13,059	(1,871)	11,188
Retained RMBS in VIEs (2)	—	(22,116)	(22,116)
Total AOMT RMBS	$79,696	$(44,643)	$35,053
Whole Pool Agency RMBS (3)
Fannie Mae	$278,510	$—	$278,510
Freddie Mac	113,852	—	113,852
Whole Pool Total Agency RMBS	$392,362	$—	$392,362
Total RMBS	$472,058	$(44,643)	$427,415

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

The following table sets forth certain information about the Company’s investment in U.S. Treasury Securities as of December 31, 2023. The Company did not hold any U.S. Treasury Securities as of December 31, 2024.

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Loss	Fair Value	Net Effective Yield
	($ in thousands)
December 31, 2023	$150,000	$159	$149,841	$86	$149,927	5.30%

6.    Financing
The Company has the ability to finance residential whole loans and lines of credit and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, exit or withdrawal fees, covenants and concentration limits on types of collateral pledged, many of which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of December 31, 2024 or December 31, 2023.

The following table sets forth the details of all the lines of credit available to the Company for whole loan purchases during the years ended December 31, 2024 and 2023, and the drawn amounts as of December 31, 2024 and 2023:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		December 31, 2024	December 31, 2023
		($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.75% - 2.10%	$100,711	$206,183

Global Investment Bank 2 (2)	1 month SOFR	1.75% - 3.35%	15,111	—
Global Investment Bank 3 (3)	Compound SOFR	1.90% - 4.75%	13,637	84,427

Total			$129,459	$290,610
(1)     On June 24, 2024 this facility was amended with an updated interest pricing spread range of 1.75% and 2.10% and extended until December 26, 2024. On December 23, 2024, the loan financing facility was extended through June 25, 2025, in accordance with the mechanism for six-month renewal periods.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer, with an original maximum facility limit of $250.0 million. In connection with the execution of the new facility the interest rate pricing spread was reduced to a range between 2.10% and 3.35%. On October 25, 2024, the facility was amended to, among other changes, reduce the pricing spread to a range between 1.75% and 3.35%.

(3)     On November 7, 2023, this facility was renewed for a 12 month term through November 7, 2024 with a maximum borrowing capacity of $200 million and a base interest rate pricing spread of 180 basis points plus a 20 basis points index spread adjustment for the first six (6) months of dwell time, with an expiration date of November 7, 2024. On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the base interest rate spread was reduced to a range from 1.90% to 4.75% and the index spread adjustment of 20 basis points was eliminated.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2024:

Line of Credit (Note Payable)	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$100,711	$499,289
Global Investment Bank 2	250,000	15,111	234,889
Global Investment Bank 3	200,000	13,637	186,363
Total	$1,050,000	$129,459	$920,541

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

On July 25, 2024, the Company closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of its 9.500% Senior Notes due 2029 (the “Notes”). The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by the Company and are held at amortized cost. After deducting the underwriting discount and other debt issuance costs, the Company received net proceeds of approximately $48.4 million.

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

At December 31, 2024, the outstanding principal amount of these notes was $50 million and the accrued interest payable on the Notes was $0.8 million. At December 31, 2024, the unamortized deferred debt issuance cost was $1.4 million, and the net interest expense recognized in 2024 was $2.2 million. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than July 30, 2029. There were no Notes as of December 31, 2023.

7.    Due to Broker
The “Due to broker” account on the consolidated balance sheet as of December 31, 2024 and December 31, 2023 in the amount of $202 million and $392 million, respectively, relates to the purchase of Whole Pool Agency RMBS. Purchases are accounted for on a trade date basis; and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade date of this purchase was prior to the applicable year-end dates. These trades settled in January 2025 and 2024, respectively, at which time these assets were simultaneously sold.
The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled.

8.    Securities Sold Under Agreements to Repurchase
Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. As of December 31, 2024 and 2023, there was approximately $1.2 million and $0.3 million, respectively, held as margin cash collateral for repurchase agreements recorded in “restricted cash” on the consolidated balance sheets.
The following table summarizes certain characteristics of the Company’s repurchase agreements as of December 31, 2024 and 2023:

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$50,555	5.76%	19

December 31, 2023
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury Securities	$149,013	5.57%	10
AOMT RMBS (1)	$44,643	7.04%	16
Total	$193,656	5.91%	11
(1)     A portion of repurchase debt outstanding as of December 31, 2024 and December 31, 2023 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 5 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

9.    Derivative Financial Instruments
In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its residential whole loans at fair value. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate, are further discussed below. Restricted cash as of December 31, 2024 and 2023 included approximately $0.9 million and $2.5 million in interest rate futures margin collateral, respectively; and zero and approximately zero in TBA margin collateral, respectively.

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

The following table sets forth the derivative instruments presented on the consolidated balance sheets and notional amounts as of December 31, 2024 and 2023:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
December 31, 2024	Interest rate futures	2,800	$987	$—	$—	$280,000
December 31, 2024	TBAs	N/A	$528	$—	$—	$213,400

December 31, 2023	Interest rate futures	1,489	$—	$840	$—	$148,900
December 31, 2023	TBAs	N/A	$—	$494	$—	$386,700
The gains and losses arising from these derivative instruments in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, and 2023 are set forth as follows:

As of:	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
December 31, 2024	Interest rate futures	$5,847	$1,827
December 31, 2024	TBAs	$5,374	$1,022

December 31, 2023	Interest rate futures	$5,492	$(3,947)
December 31, 2023	TBAs	$16,524	$(13,038)

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
Valuation Techniques and Inputs
Following are descriptions of the valuation methodologies used to measure the Company’s assets and liabilities measured at fair value:
Investment Securities - U.S. Government and Agency Securities (“U.S. Treasury Securities” and “whole pool agency RMBS”) are valued based on unadjusted, quoted prices for identical or similar assets or liabilities in an active market. U.S. Treasury Securities are generally categorized as Level 1 securities while whole pool agency RMBS are generally classified as level 2 securities.
Futures Contracts - Futures contracts that are traded on an exchange are valued at their last reported sales price as of the valuation date. Listed futures contracts are categorized in Level 1 of the fair value hierarchy.
Non‑Agency Residential Mortgage‑Backed Securities (“Non‑Agency”) - The Company utilizes PriceServe, Bank of America’s independent fixed income pricing service, as the primary valuation source for the investments. PriceServe obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model‑based valuations that consider inputs derived from recent market activity including default and prepayment assumptions which can incorporate historical collateral performance, sector level market projections and market conventions. Assumptions can also be adjusted as needed to reflect updated collateral performance data, a changing economic environment, and as market views dictate. These quotes are most reflective of the price that would be achieved if the security was sold to an independent third party on the date of the consolidated financial statements. Non‑Agencies are categorized in Level 2 of the fair value hierarchy.
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
Non-recourse securitization obligations, collateralized by residential mortgage loans - The portion of this obligation for which we have elected the fair value option uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts to determine fair value. The Company utilizes PriceServe, which obtains its price quotes from actual sales or quotes for sale of the same or similar securities and/or provides model-based valuations that consider inputs derived from recent market activity including default rates, conditional prepayment rates, loss severity, expected yield to maturity, baseline discount margin/yield, recovery assumptions, tranche type, collateral coupon, age and loan size, and other inputs specific to each security. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the consolidated financial statements. The portion of this liability for which we have elected the fair value option is categorized as Level 2 in the fair value hierarchy.
Other assets and liabilities - The fair value of cash, restricted cash, principal and interest receivable, other assets (principally consisting of prepaid assets), notes payable, securities sold under obligation to repurchase, amounts due to broker and accrued expenses (including those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.
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

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$183,064	$—	$183,064
Residential mortgage loans in securitization trusts	—	1,664,921	32,074	1,696,995
Investments in securities
AOMT RMBS (1)	—	98,791	—	98,791
Whole Pool Agency RMBS	—	201,452	—	201,452
Unrealized depreciation on futures contracts	987	—	—	987
Unrealized depreciation on TBAs	528	—	—	528
Other Assets, at fair value (2)	—	10,807	—	10,807
Total assets, at fair value	$1,515	$2,159,035	$32,074	$2,192,624

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,524,828	$—	$1,524,828
Total liabilities, at fair value	$—	$1,524,828	$—	$1,524,828
(1)     Non‑Agency RMBS held as of December 31, 2024 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2024 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(2)     Includes Commercial Loans and AOMT CMBS assets. All AOMT CMBS held as of December 31, 2024 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(3)     Only the portion subject to fair value measurement, as adjusted for fair value, is presented above. See below in “Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure” for the disclosure of the full debt at fair value.

All unrealized gains and losses arising from valuation changes in residential and commercial mortgage loans, TBAs, and futures contracts are recognized in net income for the periods presented.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. Transfers between Level 2 and Level 3 were immaterial for the year ended December 31, 2024.

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2024:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans in securitization trust, at fair value	$32,074	Prepayment rate (annual CPR)	3.64% - 19.83%	8.48%
		Default rate	6.94% - 42.76%	16.77%
		Loss severity	(23.04)% - 16.94%	(1.96)%
		Expected remaining life	1.33 - 5.92 years	2.68 years

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

As of December 31, 2024, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.65 billion and $1.52 billion, respectively, a difference of approximately $124.3 million (which includes AOMT 2022-1, AOMT 2022-4, AOMT 2023-4, AOMT 2024-4, and AOMT 2024-10, which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $68.8 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of these investments as of December 31, 2024 was approximately $20.6 million and $16.6 million, respectively. The amortized cost and fair value of these investments as of December 31, 2023 was approximately $16.2 million and $16.7 million, respectively.

Senior Unsecured Notes

The Company’s senior unsecured notes trade actively in the secondary market. To determine the fair value of the Company’s senior unsecured notes, the Company multiplies the number of outstanding senior unsecured notes by their closing price as of December 31, 2024. The fair value of the senior unsecured notes as of December 31, 2024 was $50.8 million

The Company holds the senior unsecured notes on its balance sheet at their balance net of amortized discount and debt issuance cost, or 47.7 million. The difference between the balance net of amortized discount and debt issuance cost and the fair value is $3.0 million as of December 31, 2024. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2023 (1):

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$374,004	$6,036	$380,040
Residential mortgage loans in securitization trusts	—	1,207,804	13,263	1,221,067
Investments in securities
AOMT RMBS (1)	—	79,696	—	79,696
Whole Pool Agency RMBS	—	392,362	—	392,362
U.S. Treasury Securities	149,927	—	—	149,927
Other Assets, at fair value (2)	—	11,811	—	11,811
Total assets, at fair value	$149,927	$2,065,677	$19,299	$2,234,903

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$743,189	$—	$743,189
Unrealized depreciation on futures contracts	(840)	—	—	(840)
Unrealized depreciation on TBAs	(494)	—	—	(494)
Total liabilities, at fair value	$(1,334)	$743,189	$—	$741,855
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

(3)     Only the portion subject to fair value measurement, as adjusted for fair value, is presented above. See above in “Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure” for the disclosure of the full debt at fair value.

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
The following table sets forth the income tax provision (benefit) as recorded in the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Current
Federal	$6,474	$4,774
State	848	1,312
Total current income tax expense	7,322	6,086
Deferred
Federal	(3,382)	(3,800)
State	(679)	(1,040)
Total deferred income tax expense (benefit)	(4,061)	(4,840)
Total income tax expense (benefit)	$3,261	$1,246
Deferred Tax Assets (“DTAs”) and Assessing the Realizability of the Company’s DTAs
Realization of the Company’s DTAs as of December 31, 2024, is dependent on many factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards (where applicable). The Company determines the extent to which realization of its deferred assets is not assured and establishes a valuation allowance accordingly. As the Company’s TRS incurred a NOL during the year ended December 31, 2022, the Company closely analyzed its estimate of the realizability of its net DTAs in whole and in part. The NOLs incurred in 2022 can be carried forward indefinitely, until fully utilized. The Company evaluates its DTAs each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the DTAs would not be realized. This evaluation requires significant judgment, and changes to the Company’s assumptions could result in a material change in the valuation allowance. The ultimate realization of these DTAs is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, the Company continues to believe it is more likely than not that it will not fully realize its federal and state DTAs in future periods. Therefore, the Company has recorded a valuation allowance against the majority of its DTAs, as set forth in the table, below.

The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The Company assessed its tax positions for all open tax years and concluded that it had no uncertain tax positions that resulted in material unrecognized tax benefits. The tax effects of temporary differences that give rise to significant portions of the net DTA recorded at the TRS entity as of December 31, 2024 and 2023 are set forth in the following table:

	December 31, 2024	December 31, 2023
	(in thousands)
DTA
Net operating loss carryforward	$37,455	$40,714
Utilization of operating loss carryforwards	(4,026)	(4,840)
Valuation allowance	(29,972)	(32,417)
Total DTA	3,457	3,457
Reconciliation of Statutory Tax Rate to Effective Tax Rate
The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is set forth as follows for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Federal statutory rate	21.00%	21.00%
State statutory rate, net of federal tax effect	4.26%	5.75%
Change in valuation allowance	(12.58)%	(14.80)%
Non-taxable REIT income	(5.91)%	(8.40)%
Total provision	6.77%	3.55%

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
The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the years ended and as of December 31, 2024 and 2023:

As of and for the Year Ended:	Amount of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates, Owned and Held at December 31 (1):
	($ in thousands)
2024	$255,368	558	83

2023	$199,793	475	589
(1)     Excludes loans held in consolidated securitizations.
Management Fee
The Company and the Operating Partnership have entered into an Amended and Restated Management Agreement with the Manager, dated as of May 1, 2024 (the “Management Agreement”). Per the Management Agreement, on a quarterly basis in arrears, the Company shall pay its Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement).

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

Operating Expense Reimbursements
The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements.

13.    Commitments and Contingencies
The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2024, the Company was not aware of any legal claims that could materially impact its financial condition. As of December 31, 2024, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of December 31, 2024, the Company has a total purchase commitments of $152.6 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2023, the Company has a total purchase commitments of $28 million related to both Angel Oak Mortgage Lending and third parties.

14.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on AFS securities for the fiscal year ended December 31, 2024 and 2023, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the fiscal year concluded on December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
AOCI balance, beginning of period	$(4,975)	$(21,127)
Net unrealized gain/(loss) on AFS securities	1,500	16,152
AOCI balance, end of period	$(3,475)	$(4,975)

15.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	($ in thousands)
Investments in Majority-Owned Affiliates	$20,680	$16,232
Commercial Mortgage Loans, at fair value	5,214	5,219
CMBS, at fair value	5,593	6,592
Deferred tax asset	3,457	3,457
Prepaid expenses	1,095	1,137
Protective advances and other assets	879	285
Total other assets	$36,918	$32,922

Investments in Majority-Owned Affiliates (“MOA”)

In 2023 and 2024, the Company participated in securitization transactions which involved MOAs in which the Company received investments in each case proportional to its share of the scheduled unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost. The investment will be tested for impairment at least annually utilizing undiscounted cash flows of the underlying bonds. See Note 10 — Fair Value Measurements.

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of December 31, 2024 and December 31, 2023, the cost and unpaid principal balance of the assets was $5.6 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.24% with a weighted average maturity of 11 years, as of December 31, 2024. There were no commercial mortgage loans more than 90 days past due or in foreclosure as of December 31, 2024 or December 31, 2023.
Commercial Mortgage Backed Securities

CMBS are held at fair value. As of December 31, 2024 and December 31, 2023, the cost of these assets were $6.1 million and $6.3 million, with a fair value of $5.6 million and $6.6 million, respectively. There was no repurchased debt held against these assets at December 31, 2024 or December 31, 2023.

16.     Stockholders Equity

As of December 31, 2024, the Company had 6,973,959 shares of our common stock remaining available for sale from time to time in at-the-market equity offering program (the “ATM Program”). Shares sold under the ATM Program are registered with the SEC under our shelf registration statement.

During the year ended December 31, 2024, the Company issued and sold 188,456 shares of common stock through the ATM Program for proceeds of $2.3 million, net of $45 thousand in commissions and fees.

On July 25, 2024 the Company repurchased 1,707,922 shares of common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management, LP, for an aggregate repurchase price of approximately $20.0 million following the issuance of $50 million in aggregate principal amount of the Notes.

17.     Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the years ended December 31, 2024 and 2023, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances, and the Company determined that this difference was not material. For the year ended December 31, 2024, there were 110,146 outstanding restricted stock awards included in the diluted weighted average common shares outstanding. For the year ended December 31, 2023, there were 196,353 outstanding restricted stock awards included in the diluted weighted average common shares outstanding.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands, except share and per share data)
Basic Earnings per Common Share:
Net income allocable to common stockholders	$28,750	$33,714
Dividends allocated to participating securities	(155)	(89)
Net income (loss) to common stockholders - basic	28,595	33,625
Basic weighted average common shares outstanding	24,179,039	24,722,285
Basic earnings per common share	$1.18	$1.36
Diluted Earnings per Common Share:
Net income (loss) to common stockholders - basic	$28,750	$33,714
Dividends allocated to participating securities	(155)	(89)
Net income (loss) to common stockholders - diluted	28,595	33,625
Basic weighted average common shares outstanding	24,179,039	24,722,285
Net effect of dilutive equity awards	217,812	219,473
Diluted weighted average common shares outstanding	24,396,851	24,941,758
Diluted earnings per common share	$1.17	$1.35

18.     Equity Compensation Plan

On June 21, 2021, the Company established its sole equity compensation plan, the 2021 Equity Incentive Plan (the “Plan”), with 2,125,000 shares initially available for grant. As of December 31, 2024, 1,266,127 shares of common stock were available for grant under the Plan, which shares available are reduced by a target of 162,534 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding PSUs (as further described below) and 110,146 of time-based restricted stock awards that will vest upon the participants’ meeting the contractual service-based vesting conditions.

Compensation expense for the years ended December 31, 2024 and 2023 related to these awards was approximately $1.3 million and $1.7 million, respectively. The unamortized compensation expense of the restricted stock awards issued under the Plan totaled approximately $792 thousand as of December 31, 2024. This cost will be recognized over a weighted average period of 1.9 years. Restrictions on the restricted stock awards outstanding lapse through July 1, 2028, as service conditions are completed and the awards vest accordingly. Holders of unvested restricted stock awards receive non-forfeitable dividends along with other common stockholders.

Restricted Stock Awards

The following table summarizes activity for our restricted stock awards during the years ended December 31, 2024 and 2023:

	Number of awards	Weighted average grant date fair market value
Outstanding as of December 31, 2022	269,524	17.09
Granted	101,456	8.05
Vested	(113,088)	16.76
Forfeited	(61,539)	16.28
Outstanding as of December 31, 2023	196,353	12.86
Granted	65,464	$12.51
Vested	(140,575)	$13.66
Forfeited	(11,096)	$12.33
Outstanding as of December 31, 2024	110,146	$11.69

PSUs

The Board of Directors have awarded a total of 229,382 PSUs, at a weighted average grant date fair value of $10.88 per share, to certain employees of the Manager and its affiliates, of which 162,534 PSUs remained outstanding as of December 31, 2024 (based on target performance), due to forfeitures of 66,848 PSUs. If the performance criteria are met, the PSUs shall vest 50% on the third anniversary of the awards and 50% on the fourth anniversary of the awards. The number of shares vested is based on the achievement of the performance goals set forth in the applicable award agreements over the relative performance periods.

Dividend Equivalents Relating to PSUs
A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., a PSU) under the Plan.

Should the performance criteria for these shares be met and the shares vest, the number of shares subject to the PSU awards shall increase by (i) the product of the total number of shares subject to the PSU award immediately prior to such dividend date multiplied by the dollar amount of the cash dividend paid per share of stock by the Company on such dividend date, divided by (ii) the fair market value of a share of stock on such dividend date (i.e., would be subject to dividend equivalents for any dividends paid between the grant date and the vesting date of the PSUs). Any such additional shares issued by virtue of the vesting of dividend equivalents are subject to the same vesting conditions and payment terms set forth as to the PSUs to which they relate. As of December 31, 2024 we have accrued an estimated $326 thousand for earned dividends payable for performance share units upon vesting.

19.    Subsequent Events
Subsequent events of significance for disclosure purposes only (i.e., subsequent events that are not recognized in the financial statements as of and for the year ended December 31, 2024) are as follows:
On February 6, 2025, the Company declared a dividend of $0.32 per share of common stock, that was paid on February 28, 2025 to common stockholders of record as of February 21, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth in our proxy statement for our 2025 annual meeting of stockholders (to be filed within 120 days after December 31, 2024) (the “Proxy Statement”) under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance Matters,” “Delinquent Section 16(a) Reports” and “Executive Officers,” and is incorporated herein by reference.

We have an Insider Trading and Confidentiality Policy governing the purchase, sale and other transactions in the Company’s securities by directors, officers and employees of the Company, and by officers and employees of our Manager. We believe our Insider
Trading and Confidentiality Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. A copy of our Insider Trading and Confidentiality Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be set forth in our Proxy Statement under the captions “Executive Compensation” (other than the disclosure under the caption “Pay Versus Performance”) and “Corporate Governance Matters—Director Compensation,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be set forth in our Proxy Statement under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be set forth in our Proxy Statement under the captions “Corporate Governance Matters” and “Certain Relationships and Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be set forth in our Proxy Statement under the caption “Proposal No. 2—Ratification of Appointment of Auditors,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements:

See Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Fourth Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
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

4.3		Form of 9.500% Senior Notes due 2029 (including the notation of guarantee) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 25, 2024)
4.4	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.6		Registration Rights Agreement between the Company and Falcons I, LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.7	*
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

10.9
Mortgage Loan Purchase Agreement (Servicing Released Mortgage Loans) between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC, dated October 1, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.10
Amended and Restated Mortgage Loan Purchase Agreement between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC (Servicing Released Mortgage Loans) dated effective as of May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2023)

10.11	*
Second Amended and Restated Mortgage Loan Purchase Agreement between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC (Servicing Released Mortgage Loans) dated effective as of November 29, 2023

Exhibit Number		Description
10.12	*
Second Amended and Restated Servicing Agreement between Angel Oak Mortgage Fund TRS, as mortgage servicing rights owner, and Select Portfolio Servicing, Inc., as servicer, dated effective as of September 15, 2023

10.13	*+	Second Amended and Restated Master Repurchase Agreement among Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP and Global Investment Bank 3, dated November 7, 2023
10.14	*+	Fifth Amended and Restated Guaranty Agreement by the Company in favor of Global Investment Bank 3, dated November 7, 2023 and effective as of June 21, 2021
10.15
Amended and Restated Pricing Side Letter among the Company, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage Fund TRS, and Royal Bank of Canada, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022)

10.16
Master Repurchase Agreement, dated as of December 21, 2018, among Banc of California, National Association, the Company, and Angel Oak Mortgage Fund TRS (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

10.17	+
Amended and Restated Variable Terms Letter among the Company, Angel Oak Mortgage Fund TRS, and Banc of California, National Association, dated March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2022)

10.18
Amended and Restated Master Repurchase Agreement among the Company, Angel Oak Mortgage Fund TRS and Deutsche Bank AG, New York Branch, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021)

10.19
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement by and among Angel Oak Mortgage Fund TRS, the Company, and Deutsche Bank AG, New York Branch, dated February 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2022)

10.20
Master Repurchase Agreement among Royal Bank of Canada; Angel Oak Mortgage Operating Partnership, LP; Angel Oak Mortgage Fund TRS and the Company, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

10.21		Guaranty Agreement by the Company in favor of Royal Bank of Canada, dated April 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2022)
10.22	+
Amended and Restated Pricing Side Letter among the Company, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage Fund TRS, and Royal Bank of Canada, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022)

10.23
Form of Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders (affiliates of an institutional investor) dated October 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.24
Form of Confirmation to Master Repurchase Agreement by and among Angel Oak Mortgage REIT TRS, LLC and Lenders (affiliates of an institutional investor) dated October 4, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.25
Form of Guaranty (in favor of Lenders, affiliates of an institutional investor) of the Company dated October 4, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2022)

10.26	*	Form of Director or Executive Officer Indemnification Agreement
10.27	†	2021 Equity Incentive Plan of the Company, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.28	†
Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

10.29	†	Form of Restricted Stock Award Agreement for independent directors (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)
10.30	†
Form of Restricted Stock Award Agreement for executive officers and certain other employees of Angel Oak (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)

10.31		Form of Performance-Based Restricted Stock Unit Award Agreement
19.1		Insider Trading and Confidentiality Policy
21.1	*	Subsidiaries of the Registrant
22.1		Subsidiary Guarantor and Issuer of Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Angel Oak Mortgage REIT, Inc Policy on Recoupment of Incentive Compensation
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 24, 2025	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sreeniwas Prabhu	Chief Executive Officer and President (Principal Executive Officer)	March 24, 2025
Sreeniwas Prabhu

/s/ Brandon R. Filson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2025
Brandon R. Filson

/s/ Michael A. Fierman	Director, Chairperson of the Board	March 24, 2025
Michael A. Fierman

/s/ Edward M. Cummings	Director	March 24, 2025
Edward M. Cummings

/s/ Craig B. Jones	Director	March 24, 2025
Craig B. Jones

/s/ Noelle Savarese	Director	March 24, 2025
Noelle Savarese

/s/ Wesley D. Minami	Director	March 24, 2025
Wesley D. Minami

/s/ Jonathan S. Morgan	Director	March 24, 2025
Jonathan S. Morgan

/s/ Landon D. Parsons	Director	March 24, 2025
Landon D. Parsons

/s/ Vikram G. Shankar	Director	March 24, 2025
Vikram G. Shankar