Form 10-Q
period 2025-03-31
Angel Oak Mortgage REIT, Inc.
filed 2025-05-06
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 23,500,175 shares of common stock, $0.01 par value per share, outstanding as of May 6, 2025.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	March 31, 2025	December 31, 2024
ASSETS
Residential mortgage loans - at fair value	$439,460	$183,064
Residential mortgage loans in securitization trusts - at fair value	1,672,189	1,696,995
RMBS - at fair value	398,272	300,243
U.S. Treasury securities - at fair value	74,959	—
Cash and cash equivalents	38,696	40,762
Restricted cash	4,774	2,131
Principal and interest receivable	9,823	8,141
TBA derivatives and interest rate futures derivatives - at fair value	1,421	1,515
Other assets	36,941	36,918
Total assets	$2,676,535	$2,269,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$360,470	$129,459
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,556,075	1,593,612
Securities sold under agreements to repurchase	148,467	50,555
Interest rate futures derivatives - at fair value	947	—
Due to broker	302,619	201,994
Senior unsecured notes	47,865	47,740
Accrued expenses	2,539	2,291
Accrued expenses payable to affiliate	248	766
Interest payable	1,865	934
Income taxes payable	2,785	2,785
Management fee payable to affiliate	1,175	666
Total liabilities	$2,425,055	$2,030,802

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of March 31, 2025: 350,000,000 shares authorized, 23,500,175 shares issued and outstanding. As of December 31, 2024: 350,000,000 shares authorized, 23,500,175 shares issued and outstanding.	$234	$234
Additional paid-in capital	461,294	461,057
Accumulated other comprehensive income (loss)	(4,170)	(3,475)
Retained earnings (deficit)	(205,878)	(218,849)
Total stockholders’ equity	$251,480	$238,967
Total liabilities and stockholders’ equity	$2,676,535	$2,269,769

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
INTEREST INCOME, NET
Interest income	$32,867	$25,212
Interest expense	22,780	16,633
NET INTEREST INCOME	$10,087	$8,579

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(3,182)	$(1,422)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	16,625	10,684
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$13,443	$9,262

EXPENSES
Operating expenses	$1,201	$2,048
Operating expenses incurred with affiliate	416	515
Stock compensation	237	630
Securitization costs	—	174
Management fee incurred with affiliate	1,145	1,313
Total operating expenses	$2,999	$4,680

INCOME (LOSS) BEFORE INCOME TAXES	$20,531	$13,161
Income tax expense	—	287
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$20,531	$12,874
Other comprehensive income (loss)	(695)	1,703
TOTAL COMPREHENSIVE INCOME (LOSS)	$19,836	$14,577

Basic earnings (loss) per common share	$0.88	$0.52
Diluted earnings (loss) per common share	$0.87	$0.51

Weighted average number of common shares outstanding:
Basic	23,396,151	24,775,815
Diluted	23,644,598	24,965,274

,,,,,
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders' equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967
Dividends paid on common stock ($0.32 per share)	—	—	—	(7,520)	(7,520)
Dividends accrued on performance shares	—	—	—	(40)	(40)
Stock compensation	—	237	—	—	237
Unrealized gain (loss) on RMBS and CMBS	—	—	(695)	—	(695)
Net income	—	—	—	20,531	20,531
Stockholders' equity as of March 31, 2025	$234	$461,294	$(4,170)	$(205,878)	$251,480

	Three Months Ended March 31, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Dividends paid on common stock ($0.32 per share)	—	—	—	(7,989)	(7,989)
Stock compensation	—	630	—	—	630
Unrealized gain (loss) on RMBS and CMBS	—	—	1,703	—	1,703
Net income	—	—	—	12,874	12,874
Stockholders’ equity as of March 31, 2024	$249	$477,698	$(3,272)	$(211,351)	$263,324

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,531	$12,874
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	3,182	1,422
Net unrealized (gain) loss on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(16,625)	(10,684)
Amortization of debt issuance costs	162	14
Net amortization of premiums and discounts on mortgage loans	826	657
Accretion of non-recourse securitized obligation discount	1,114	1,184
Accretion of discount on U.S. Treasury securities	(38)	(224)
Stock compensation	237	630
Net change in:
Purchases of residential mortgage loans from affiliates	(76,697)	(32,036)
Purchases of residential mortgage loans from non-affiliates	(182,291)	(12,283)
Sale of residential mortgage loans into affiliate’s securitization trust	—	45,994
Principal payments on residential mortgage loans	5,403	11,177
Principal payments on residential mortgage loans in securitization trusts	43,211	22,794
Margin received from (paid on) interest rate futures contracts and TBAs	(309)	3,855
Principal and interest receivable on residential mortgage loans	(1,682)	(3,093)
Other assets	97	(585)
Management fee payable to affiliate	509	(1,383)
Accrued expenses	209	134
Accrued expenses payable to affiliate	(518)	(491)
Income tax payable	—	287
Interest payable	931	(21)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(201,748)	40,222
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	—	(3,516)
Purchases of investments in RMBS, trading	(203,181)	(392,639)
Sale of investments in RMBS, trading	201,994	392,362
Purchase of investment in U.S. Treasury securities	(74,939)	(149,741)
Investments in majority-owned affiliates	—	(1,736)
Principal payments on RMBS and CMBS securities	253	439
Maturity of U.S. Treasury securities	—	150,000
Principal payments on commercial mortgage loans	6	12
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(75,867)	(4,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	(7,520)	(7,989)
Principal payments on non-recourse securitization obligation	(43,211)	(22,794)
Cash paid for debt issuance costs	—	(125)
Net proceeds from (repurchases of) securities sold under agreements to repurchase	97,912	(163)
Net proceeds from (payments on) notes payable	231,011	(6,608)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	278,192	(37,679)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	577	(2,276)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	42,893	44,496
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$43,470	$42,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$17,517	$15,435

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation

Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company,” “we,” “our” or “us”) is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly-originated first lien non‑QM loans that are primarily made to higher‑quality non‑QM loan borrowers and substantially sourced from the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”). The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

The Company’s Manager and REIT status

The Company is externally managed and advised by Falcons I, LLC (the “Manager”), a registered investment adviser with the Securities and Exchange Commission and an affiliate of Angel Oak Capital Advisors, LLC (“Angel Oak Capital”). The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”).

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions for which the Company is the primary beneficiary currently outstanding as of March 31, 2025 and December 31, 2024:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of:	March 31, 2025	December 31, 2024
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$1,738,099	$1,781,311
Fair value adjustment for residential mortgage loans in securitization trusts	(65,910)	(84,316)
Residential mortgage loans in securitization trusts, at fair value	$1,672,189	$1,696,995

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$1,587,805	$1,630,083
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(31,730)	(36,471)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts at fair value	$1,556,075	$1,593,612
Weighted average fixed rate for Non-recourse securitization obligation issued	3.85%	3.86%

For the period ended:	March 31, 2025	December 31, 2024
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$2,326,980	$2,326,980
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	2,194,774	2,194,774
Face amount of Senior Support Certificates received by the Company, at deal date	132,206	132,206
Aggregate cash received, at deal date	273,266	273,266

During the three months ended March 31, 2025, the Company had no securitization transactions.

As of March 31, 2025 and December 31, 2024, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $1.7 billion and $1.8 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets, respectively. As of March 31, 2025 and December 31, 2024, the aggregate carrying value of bonds issued by consolidated VIEs was $1.6 billion and $1.6 billion, respectively. These bonds issued are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which the Company is not the primary beneficiary are either classified as “available for sale” upon receipt and are included in “RMBS - at fair value”, or are classified as “Other assets” and held at amortized cost on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of Angel Oak Mortgage Trust (“AOMT”) securities held by the Company, and Note 13 - Other Assets, for investments in majority-owned affiliates (“MOAs”), as of March 31, 2025 and December 31, 2024 that were retained by the Company as a result of these securitization transactions.

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	($ in thousands)
Cost	$436,504	$183,149

Unpaid principal balance	$424,998	$178,373
Net premium on mortgage loans purchased	11,506	4,776
Change in fair value	2,956	(85)
Fair value	$439,460	$183,064

Weighted average interest rate	7.55%	7.39%

Weighted average remaining contractual maturity (years)	30	30

At times, various forms of margin maintenance may be required by certain financing facility counterparties. See Note 5 — Financing.

The following table sets forth data regarding the number of residential mortgage loans secured by residential real property ninety (90) or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of March 31, 2025 and December 31, 2024:

As of:	March 31, 2025	December 31, 2024
	($ in thousands)
Number of mortgage loans 90 or more days past due	3	—
Recorded investment in mortgage loans 90 or more days past due	$2,436	$—
Unpaid principal balance of loans 90 or more days past due	$2,361	$—

Number of mortgage loans in foreclosure	—	—
Recorded investment in mortgage loans in foreclosure	$—	$—
Unpaid principal balance of loans in foreclosure	$—	$—

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Investment Securities

As of March 31, 2025, investment securities were comprised of: (i) non‑agency RMBS (“AOMT RMBS”) and (ii) Freddie Mac and Fannie Mae whole pool agency RMBS (“Whole Pool Agency RMBS”, and together with AOMT RMBS, “RMBS”), and (iii) U.S. Treasury securities. The U.S. Treasury securities held by the Company as of March 31, 2025 subsequently matured in April 2025.

The following table sets forth a summary of RMBS at cost as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
AOMT RMBS	$101,134	$101,801
Whole Pool Agency RMBS	$302,619	$201,994

The following table sets forth certain information about the Company’s investments in RMBS at fair value as of March 31, 2025:

	Real Estate Securities at Fair Value	Repurchase Debt	Allocated Capital
March 31, 2025:	(in thousands)
AOMT RMBS (1)
Mezzanine	$12,879	$(8,205)	$4,674
Subordinate	73,103	(25,254)	47,849
Interest Only/Excess	11,228	—	11,228
Retained RMBS in VIEs (2)	—	(40,444)	(40,444)
Total AOMT RMBS	$97,210	$(73,903)	$23,307
Whole Pool Agency RMBS (3)
Fannie Mae	$126,176	$—	$126,176
Freddie Mac	174,886	—	174,886
Whole Pool Total Agency RMBS	$301,062	$—	$301,062
Total RMBS	$398,272	$(73,903)	$324,369

(1)     AOMT RMBS held as of March 31, 2025 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)    A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $160.8 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

(3)     The whole pool RMBS presented as of March 31, 2025 were purchased from a broker to whom the Company owes approximately $302.6 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth certain information about the Company’s investments in RMBS at fair value as of December 31, 2024:

December 31, 2024	Real Estate Securities at Fair Value	Repurchase Debt	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$12,735	$(5,440)	$7,295
Subordinate	73,548	(19,829)	53,719
Interest Only/Excess	12,508	—	12,508
Retained RMBS in VIEs (2)	—	(25,286)	(25,286)
Total AOMT RMBS	$98,791	$(50,555)	$48,236
Whole Pool Agency RMBS (3)
Fannie Mae	$161,878	$—	$161,878
Freddie Mac	39,574	—	39,574
Whole Pool Total Agency RMBS	$201,452	$—	$201,452
Total RMBS	$300,243	$(50,555)	$249,688

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

The following table sets forth certain information about the Company’s investments in U.S. Treasury securities as of March 31, 2025 and December 31, 2024:

Date	Face Value	Unamortized Discount, net	Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Net Effective Yield
	($ in thousands)
March 31, 2025	$75,000	$23	$74,977	$(18)	$74,959	3.68%
December 31, 2024	$—	$—	$—	$—	$—	—%

5.    Financing

The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of March 31, 2025 or December 31, 2024.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of all the lines of credit available to the Company for whole loan purchases as of March 31, 2025 and December 31, 2024, and the drawn amounts as of March 31, 2025 and December 31, 2024:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		March 31, 2025	December 31, 2024
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.65% - 2.10%	$232,431	$100,711
Global Investment Bank 2 (2)	1 month Term SOFR	1.75% - 3.35%	38,654	15,111
Global Investment Bank 3 (3)	Compound SOFR	1.90% - 4.75%	89,385	13,637
Total			$360,470	$129,459

(1)     On March 25, 2025, this financing facility was extended through September 25, 2025 in accordance with the terms of the agreement, which contemplates six-month renewals. In addition, the interest rate pricing spread was reduced to a range from 1.65% to 2.10%; prior to this extension, the interest rate pricing spread was a range from 1.75% to 2.10%.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility is extended through March 27, 2026. On October 25, 2024, the facility was amended to, among other changes, reduced the pricing spread to a range from 1.75% and 3.35%; prior to this amendment, the interest rate pricing spread was a range from 2.10% and 3.45%.

(3)     On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the base interest rate spread was reduced to a range from 1.90% to 4.75% and the index spread adjustment of 20 basis points was eliminated; prior to this extension, the base interest rate pricing spread was a range from 2.00% to 4.50%.

The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2025:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$232,431	$367,569
Global Investment Bank 2	250,000	38,654	211,346
Global Investment Bank 3	200,000	89,385	110,615
Total	$1,050,000	$360,470	$689,530

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

On July 25, 2024, the Company closed an underwritten public offering and sale of, and issued, $50.0 million in aggregate principal amount of its 9.500% Senior Notes due 2029 (the “Notes”). The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by the Company and are held at amortized cost. After deducting the underwriting discount and other debt issuance costs, the Company received net proceeds of approximately $47.5 million.

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

At March 31, 2025, the outstanding principal amount of these Notes was $50.0 million and the accrued interest payable on the Notes was $0.8 million. At March 31, 2025, the unamortized deferred debt issuance cost was $1.3 million, and the net interest expense

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

recognized in the quarter ended March 31, 2025 was $1.3 million. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than July 30, 2029.

At December 31, 2024, the outstanding principal amount of these Notes was $50.0 million and the accrued interest payable on the Notes was $0.8 million. At December 31, 2024, the unamortized deferred debt issuance cost was $1.4 million, and the net interest expense recognized in 2024 was $2.2 million. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than July 30, 2029.

6.    Due to Broker

The “Due to broker” account on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, in the amounts of $302.6 million and $202.0 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the first and fourth quarters of 2025 and 2024, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled during April 2025 and January 2025, respectively, at which time these assets were simultaneously sold.

The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled as they are noncash transactions.

7.    Securities Sold Under Agreements to Repurchase

Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $1.2 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of March 31, 2025 and December 31, 2024:

March 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$74,564	4.60%	3
AOMT RMBS (1)	73,903	5.70%	17
Total	$148,467	5.15%	10

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
U.S. Treasury securities	$—	—%	0
AOMT RMBS (1)	50,555	5.76%	19
Total	$50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of both March 31, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

8.    Derivative Financial Instruments

In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of March 31, 2025 and December 31, 2024 included interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

futures accounts under the Company’s sole control as of March 31, 2025 and December 31, 2024 included $3.6 million and $0.9 million, respectively.

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

The Company may at times hold To-Be-Announced (“TBA”) securities in order to mitigate its interest rate risk on certain specified mortgage-backed securities. Amounts or obligations owed by or to the Company are subject to the right of set-off with the TBA counterparty. As part of executing these trades, the Company may enter into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions.

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

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of March 31, 2025 and December 31, 2024:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
March 31, 2025	Interest rate futures	3,605	$—	$947	$—	$360,500
March 31, 2025	TBAs	N/A	$1,421	$—	$—	$307,200

December 31, 2024	Interest rate futures	2,800	$987	$—	$—	$280,000
December 31, 2024	TBAs	N/A	$528	$—	$—	$213,400

The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and March 31, 2024 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended March 31, 2025	Interest rate futures	$(1,473)	$(1,935)
Three Months Ended March 31, 2025	TBAs	$1,163	$893

Three Months Ended March 31, 2024	Interest rate futures	$3,549	$204
Three Months Ended March 31, 2024	TBAs	$306	$241

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

As of March 31, 2025, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K. Included in Note 10 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$437,228	$2,232	$439,460
Residential mortgage loans in securitization trusts	—	1,648,331	23,858	1,672,189
Investments in securities
AOMT RMBS (1)	—	97,210	—	97,210
Whole Pool Agency RMBS	—	301,062	—	301,062
U.S. Treasury Securities	74,959	—	—	74,959
Unrealized appreciation on TBAs	1,421	—	—	1,421
Other Assets, at fair value (2)	—	10,965	—	10,965
Total assets, at fair value	$76,380	$2,494,796	$26,090	$2,597,266

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,178,727	$—	$1,178,727
Unrealized depreciation on futures contracts	948	—	—	948
Total liabilities, at fair value	$948	$1,178,727	$—	$1,179,675

(1)     AOMT RMBS held as of March 31, 2025 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT commercial mortgage backed securities (“CMBS”) assets. All AOMT CMBS held as of March 31, 2025 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(3)     Only the portion subject to fair value measurement, as adjusted for fair value, is presented above. See below for the disclosure of the full debt at fair value.

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) and commercial mortgage loans in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place. These transfers were not deemed material.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of March 31, 2025:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$2,232	Prepayment rate (annual CPR)	12.96% - 16.31%	14.95%
		Default rate	12.90% - 16.41%	14.78%
		Loss severity	0.00% - 10.00%	6.67%
		Expected remaining life	2.71 - 3.08 years	2.96 years

Residential mortgage loans in securitization trust, at fair value	$23,858	Prepayment rate (annual CPR)	5.31% - 14.87%	9.55%
		Default rate	0.26% - 38.78%	15.21%
		Loss severity	0.00% - 10.00%	3.89%
		Expected remaining life	1.24 - 7.39 years	2.55 years

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

As of March 31, 2025, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.59 billion and $1.49 billion, respectively, a difference of approximately $95.3 million (we have elected to hold our non-recourse securitization obligations at fair value, with the exception of AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $63.6 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of March 31, 2025 was approximately $20.8 million and $16.8 million, respectively. The amortized cost and fair value of these investments as of December 31, 2024 was approximately $20.6 million and $16.6 million, respectively.

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

The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of March 31, 2025 and December 31, 2024, respectively:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates during the Year-to-Date/Year	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year End (1):
	($ in thousands)
March 31, 2025	$76,697	177	248

December 31, 2024	$255,368	558	83

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11.    Commitments and Contingencies

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2025, the Company was not aware of any legal claims that could materially impact its financial condition. As of March 31, 2025, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of March 31, 2025, the Company had total purchase commitments of $108.6 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2024, the Company had total purchase commitments of $152.6 million related to both Angel Oak Mortgage Lending and third parties.

12.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three months ended March 31, 2025 and 2024, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(in thousands)
AOCI balance, beginning of period	$(3,475)	$(4,975)
Net unrealized gain/(loss) on AFS securities	(695)	1,703
AOCI balance, end of period	$(4,170)	$(3,272)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	($ in thousands)
Investments in Majority-Owned Affiliates	$20,828	$20,680
Commercial Mortgage Loans	5,207	5,214
CMBS	5,757	5,593
Deferred tax asset	3,457	3,457
Prepaid expenses	819	1,095
Protective advances and other assets	873	879
Total other assets	$36,941	$36,918

Investments in Majority-Owned Affiliates (“MOA”)

The Company has participated in securitization transactions which involved MOAs in which the Company received investments in each case proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost and tested for impairment at least annually utilizing undiscounted cash flows of the underlying bonds. See Note 9 — Fair Value Measurements.

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of March 31, 2025 and December 31, 2024, the cost and unpaid principal balance of the assets was $5.6 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.23% with a weighted average maturity of 11 years, as of March 31, 2025. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of March 31, 2025 or December 31, 2024.

Commercial Mortgage Backed Securities

CMBS are held at fair value. As of March 31, 2025 and December 31, 2024, the cost of these assets were $6.0 million and $6.1 million, with a fair value of $5.8 million and $5.6 million, respectively. There was no repurchase debt held against these assets at March 31, 2025 or December 31, 2024.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$20,531	$12,874
Dividends allocated to participating securities	(33)	(60)
Net income (loss) to common stockholders - basic	$20,498	$12,814
Basic weighted average common shares outstanding	23,396,151	24,775,815
Basic earnings (loss) per common share	$0.88	$0.52

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$20,531	$12,874
Dividends allocated to participating securities	(33)	(60)
Net income (loss) to common stockholders - diluted	$20,498	$12,814
Basic weighted average common shares outstanding	23,396,151	24,775,815
Net effect of dilutive equity awards	248,447	189,459
Diluted weighted average common shares outstanding	23,644,598	24,965,274
Diluted earnings (loss) per common share	$0.87	$0.51

15.    Subsequent Events

On April 11, 2025 the Company securitized residential mortgage loans with an unpaid principal balance of $284.3 million in the issuance of AOMT 2025-4.

On May 5, 2025, the Company declared a dividend of $0.32 per share of common stock, to be paid on May 30, 2025 to common stockholders of record as of May 22, 2025.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
•the occurrence of certain geo-political events (including global trade disputes related to tariffs) that affect the normal and peaceful course of international relations;

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

Angel Oak Companies has advised us that they have agreed to enter into a strategic transaction (the “Strategic Transaction”) with Brookfield Asset Management Ltd. (“Brookfield”). Angel Oak Companies has advised us that the Strategic Transaction would result in the current beneficial owners of Angel Oak Companies selling approximately 51% of the outstanding beneficial ownership of Angel Oak Companies, and indirectly our Manager, to Brookfield at closing. Angel Oak Companies has advised us that following the closing of the Strategic Transaction, the existing Angel Oak Companies management team will continue to independently manage the day-to-day business of Angel Oak Companies and our Manager, and will control the board of directors of Angel Oak Companies. Angel Oak Companies has advised us that the Strategic Transaction is not intended to result in any material changes to the investment objectives or strategies of the Company, nor to adjust the investment decision-making processes or portfolio management with respect to the Company. Angel Oak Companies has advised us that the personnel, officers and managers of our Manager are expected to remain the same. Angel Oak Companies has advised us that, as part of the Strategic Transaction, Brookfield will have a right to acquire additional beneficial ownership in Angel Oak Companies beginning in 2027, which over time could result in Brookfield taking control of the board of directors of Angel Oak Companies. Angel Oak Companies has advised us that the Strategic Transaction is expected to close in the second or third quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory clearances and required client consents. Under the Management Agreement, the Strategic Transaction would constitute an assignment of the Management Agreement pursuant to which the Management Agreement automatically terminates without payment of a termination fee unless the assignment is consented to in writing by the Company with the consent of a majority of the Company’s independent directors. For a discussion of certain risks related to our relationship with our Manager, see the information under Item 1A. “Risk Factors—Risks Related to Our Relationship with Our Manager and its Affiliates” in the Annual Report on Form 10-K.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The first quarter of 2025 continued with 2024’s trend of stability with decreases in expected rate and inflation paths, which created a constructive environment for our areas of business. The U.S. Federal Reserve Bank (the “Fed”) held the federal funds rate unchanged at 4.25 - 4.50% in the first quarter of 2025. Securitization markets were resilient, contributing to a productive business backdrop. However, toward the end of the first quarter, a new driver of uncertainty emerged in the form of new tariffs and resulting international trade disruption, which drove volatility across equity and fixed income markets. The future outlook remains uncertain as market participants wait to see the new global and domestic economic outlook in light of real and potential tariff activity.

Treasury yields experienced decreases across two, five, and ten-year terms in the first quarter of 2025. The two-year Treasury yield decreased by approximately 36 basis points since the end of 2024 to 3.95%, the five-year Treasury yield decreased by approximately 43 basis points since the end of 2024 to 3.96%, and the ten-year Treasury yield decreased by approximately 37 basis points since the end of 2024 to 4.21%. Each of the two, five, and ten-year Treasury yields finished the first quarter near the minimum rate observed over the course of the quarter, with the maximums occurring toward the beginning of the first quarter.

30 year fixed residential conforming mortgage rates decreased by 20 basis points over the course of the first quarter to 6.65% as of the end of the first quarter from 6.85% as of the end of 2024. These rates, alongside federal funds rate and Treasury yields, are key benchmarks for the valuation of our portfolio, and a decrease will generally drive a corresponding positive impact to our asset pricing, as we observed in the first quarter of 2025. As such,we observed a 77 basis point increase in the weighted average price of our residential whole loans portfolio and a 94 basis point increase in the weighted average price of our loans in securitization trusts portfolio versus the prior quarter. Continued purchases of high-quality non-QM loans are also expected to contribute to increases in the valuations of our portfolio, and we expect to continue to purchase newly originated loans, which should continue to support overall portfolio valuations and securitization execution going forward.

Our investment performance

Net Interest Margin (“NIM”). We generated $7.7 million greater interest income for the quarter ended March 31, 2025 than in the comparable period for 2024, driven by increases in both the amount and yields of our target assets. Interest expense increased by $6.1 million for the quarter ended March 31, 2025 than in the comparable period for 2024, driven by increases in our total borrowings; however, this increase in interest expense was mitigated by lower average borrowing costs. Overall, the increase in our interest income outpaced the increase in interest expense and drove a $1.5 million, or 17.6%, increase in net interest income for the quarter ended March 31, 2025 than in the comparable period for 2024.

Net realized loss. Our net realized loss for the quarter ended March 31, 2025 was primarily due to realized losses associated with the unamortized premium of loans that paid off in our residential loans in securitization trust portfolio as well as realized losses associated with hedging activity.

Net unrealized gain. Our net unrealized gain for the quarter ended March 31, 2025 was primarily due to an increase in the valuation of our residential whole loans and loans in securitization trust portfolios.

Whole loans and securitization activity

During the quarter ended March 31, 2025, we purchased $259.0 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 7.67%, weighted average loan-to-value ratio (“LTV”) of 70.0% and weighted average credit score of 751.

Subsequent to quarter end, in April 2025, we issued AOMT 2025-4, a $284.3 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2025-4 as the sole participant in the securitization. We used the proceeds to repay outstanding debt of approximately $242.4 million, and the $24.7 million of cash released was used for new loan purchases and operational purposes.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below, for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of March 31, 2025 Highlights of whole loan financing facilities activity over the first quarter of 2025 are as follows:

•During the quarter ended March 31, 2025, we maintained the same whole loan financing facility lender base as of December 31, 2024.
•During the quarter ended March 31, 2025, we renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods, simultaneously decreasing the interest rate pricing spread from 1.75% to 1.65%.

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

We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the management agreement that we and the Operating Partnership entered into with our Manager upon the completion of our IPO initial public offering of common stock (“IPO”) on June 21, 2021 and amended and restated on May 1, 2024 (as amended and restated, the “Management Agreement”). For information on the fees that are payable to our Manager under the Management Agreement, see “Note 10 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.

Distributable Earnings were approximately a gain of $4.1 million and a gain of $2.8 million for the three months ended March 31, 2025 and 2024, respectively. The primary drivers of this quarter’s Distributable Earnings as compared to GAAP net income are the adjustments to remove unrealized gains associated with our residential loans and residential loans in securitization trusts and non-recourse securitization obligation portfolios.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Net income (loss) allocable to common stockholders	$20,531	$12,874
Adjustments:
Net unrealized (gains) losses on trading securities	1,032	1
Net unrealized (gains) losses on derivatives	1,042	(445)
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(15,657)	(5,147)
Net unrealized (gains) losses on residential loans	(3,041)	(5,071)
Net unrealized (gains) losses on commercial loans	—	(22)
Non-cash equity compensation expense	237	630
Distributable Earnings	$4,144	$2,820

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	($ in thousands)
Annualized Distributable Earnings	$16,576	$11,280
Average total stockholders’ equity	252,033	259,715
Distributable Earnings Return on Average Equity	6.6%	4.3%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands except for share and per share data)
Total stockholders’ equity	$251,480	$238,967
Number of shares of common stock outstanding at period end	23,500,175	23,500,175
Book value per share of common stock	$10.70	$10.17

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$251,480	$238,967
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	63,593	68,784
Stockholders’ equity including economic book value adjustments	$315,073	$307,751

Number of shares of common stock outstanding at period end	23,500,175	23,500,175
Book value per share of common stock	$10.70	$10.17
Economic book value per share of common stock	$13.41	$13.10

Results of Operations

Three Months Ended March 31, 2025 and 2024

The following table sets forth a summary of our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
INTEREST INCOME, NET
Interest income	$32,867	$25,212
Interest expense	22,780	16,633
NET INTEREST INCOME	$10,087	$8,579

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(3,182)	$(1,422)
Net unrealized gain (loss) on trading securities, mortgage loans, debt at fair value option, and derivative contracts	16,625	10,684
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$13,443	$9,262

EXPENSES
Operating expenses	$1,201	$2,048
Operating expenses incurred with affiliate	416	515
Stock compensation	237	630
Securitization costs	—	174
Management fee incurred with affiliate	1,145	1,313
Total operating expenses	$2,999	$4,680

INCOME (LOSS) BEFORE INCOME TAXES	$20,531	$13,161
Income tax expense	—	287
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$20,531	$12,874
Other comprehensive income (loss)	(695)	1,703
TOTAL COMPREHENSIVE INCOME (LOSS)	$19,836	$14,577

Net Interest Income

The following table sets forth the components of net interest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$5,281	$304,007	$6,432	$383,233
Residential mortgage loans in securitization trusts	23,104	1,685,423	14,546	1,211,143
Commercial mortgage loans	108	5,210	72	5,215
RMBS and Majority-Owned Affiliate	3,651	145,289	3,103	178,444
CMBS	269	5,752	418	6,571
U.S. Treasury securities	38	4,167	224	17,224
Other interest income	416	38,630	417	39,553
Total interest income	32,867		25,212
Interest expense
Notes payable	3,762	240,628	5,460	293,300
Non-recourse securitization obligation, collateralized by residential mortgage loans	16,843	1,574,110	10,198	1,157,431
Repurchase facilities	863	62,631	975	69,254
Senior Unsecured Notes	1,312	47,803	—	—
Total interest expense	22,780		16,633
Net interest income	$10,087		$8,579

We generated $7.7 million greater interest income for the quarter ended March 31, 2025 than in the comparable period for 2024, driven by increases in both the amount and yields of our target assets. Interest expense increased by $6.2 million for the quarter ended March 31, 2025 compared to the comparable period for 2024, driven by increases in our total borrowings; however, this increase in interest expense was mitigated by lower average borrowing costs. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 17.6%, or $1.5 million, increase in net interest income for the quarter ended March 31, 2025 than in the comparable period for 2024.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended March 31, 2025 and 2024 are set forth as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$14,546	$4,389
Realized gain (loss) on RMBS	(319)	(266)
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	(2,190)	(289)
Realized and unrealized gain (loss) on CMBS	(56)	(45)
Realized gain (loss) on interest rate futures	(1,473)	3,549
Realized and unrealized gain (loss) on TBAs	2,056	547
Realized and unrealized gain (loss) on residential mortgage loans	2,936	1,367
Realized and unrealized gain (loss) on commercial mortgage loans	—	21
Realized and unrealized loss on U.S. Treasury securities	(18)	(86)
Unrealized appreciation (depreciation) on interest rate futures	(1,934)	204
Realized gain/(loss) on AOMT MOA	(105)	(129)
Total realized and unrealized gains (losses), net	$13,443	$9,262

For the three months ended March 31, 2025 and 2024, total realized and unrealized gains and (losses), net resulted in net gains of $13.4 million and $9.3 million, respectively. During the three months ended March 31, 2025, gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation were the primary driver of the overall gain to our portfolio. During the three months ended March 31, 2024, gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation, and interest rate futures were the key drivers of the overall gain.

Expenses

Operating Expenses

For the three months ended March 31, 2025 and 2024, our operating expenses were $1.2 million and $2.0 million, respectively. Our operating expenses decreased compared to the comparative period due to continued cost savings actions such as resource alignment initiatives, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loans portfolios.

Operating Expenses Incurred with Affiliate

For the three months ended March 31, 2025 and 2024, our operating expenses incurred with affiliate were $0.4 million and $0.5 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased in the first three months of 2025 compared to the first three months of 2024 due to resource alignment initiatives.

Stock Compensation

For the three months ended March 31, 2025 and 2024, our stock compensation expense was $0.2 million and $0.6 million, respectively. Our stock compensation expense decreased for the three months ended March 31, 2025 due to the vesting of stock awards issued at our IPO.

Securitization Costs

For the three months ended March 31, 2025 and 2024, we incurred no securitization costs and $0.2 million of securitization costs, respectively. There was no securitization activity in the three months ended March 31, 2025, and the expense in the first three months of 2024 was a proportional allocation of expenses in conjunction with our share of the loans contributed to the AOMT 2024-3 securitization.

Management Fee Incurred with Affiliate

For the three months ended March 31, 2025 and 2024, our management fee incurred with affiliate was $1.1 million and $1.3 million, respectively. The decrease is due to the decrease in our average Equity (as defined in the Management Agreement) for the three months ended March 31, 2025 as compared to the same period in 2024. The calculation of Equity for the purposes of the Management Agreement includes the addition of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP, which has caused Equity (as defined in the Management Agreement) to decrease.

Our Portfolio

As of March 31, 2025, our portfolio consisted of approximately $2.5 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of March 31, 2025:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$439,460	$360,470	$78,990	31.4%
Residential mortgage loans in securitization trust	1,672,189	1,556,075	$116,114	46.2%
Total whole loan portfolio	$2,111,649	$1,916,545	$195,104	77.6%

Investment securities
RMBS	$398,272	$73,903	$324,369	129.0%
U.S. Treasury securities	74,959	74,564	395	0.2%
Total investment securities	$473,231	$148,467	$324,764	129.2%

Investments in Majority-Owned Affiliates (1)	$20,828	$—	$20,828	8.3%

Total investment portfolio	$2,605,708	$2,065,012	$540,696	215.0%
Target assets (2)	$2,530,749	$1,990,448	$540,301	214.8%

Cash	$38,696	$—	$38,696	15.4%
Other assets and liabilities (3)	(327,912)	—	(327,912)	(130.4)%
Total	$2,316,492	$2,065,012	$251,480	100.0%

(1)     "Investments in Majority-Owned Affiliates” is held at amortized cost.

(2)     “Target assets” excludes U.S. Treasury securities and includes investments in Majority-Owned Affiliates.

(3)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $302.6 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

As of December 31, 2024, our portfolio consisted of approximately $2.2 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2024:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$183,064	$129,459	$53,605	21.0%
Residential mortgage loans in securitization trust	1,696,995	1,593,612	103,383	40.5%
Total whole loan portfolio	$1,880,059	$1,723,071	$156,988	61.5%

Investment securities
RMBS	$300,243	$50,555	$249,688	97.8%
Investment in Majority-Owned Affiliates (1)	20,680	—	20,680	8.1%
Total investment securities	$320,923	$50,555	$270,368	105.9%

Total investment portfolio	$2,200,982	$1,773,626	$427,356	167.4%
Target assets (2)	$2,200,982	$1,773,626	$427,356	167.4%

Cash	$40,762	$—	$40,762	15.9%
Other assets and liabilities (3)	(212,801)	—	(212,801)	(83.3)%
Total	$2,028,943	$1,773,626	$255,317	100.0%

(1)     "Investment in Majority-Owned Affiliate” is held at its amortized cost basis.

(2)     “Target assets” as defined by us excludes U.S. Treasury securities, and includes our investment in a Majority-Owned Affiliates.

(3)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $202 million due to broker for our quarter-end purchase of certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliates, which is considered a target asset. Additionally, other assets includes $5.2 million of commercial loans and $5.6 million of CMBS.

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of March 31, 2025:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$70 - $2995	$493
Interest rate	3.87% - 11.88%	7.55%
Maturity date	1/26/2040 - 2/9/2065	January 2055
FICO score at loan origination	628 - 822	750
LTV at loan origination	27.8% - 90.0%	71.2%
DTI at loan origination	1.9% - 51.8%	22.1%
Percentage of first lien loans	N/A	98.8%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.6%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$75 - $2,995	$537
Interest rate	3.87%-11.88%	7.40%
Maturity date	8/8/2039 - 2/9/2064	November 2054
FICO score at loan origination	628-822	752
LTV at loan origination	31.9%-90.0%	71.7%
DTI at loan origination	1.94%-50.0%	0.3%
Percentage of first lien loans	N/A	96.7%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	—%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of March 31, 2025:

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
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2024:

100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

120
80
40
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of March 31, 2025, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of March 31, 2025:

Closed-End Seconds & HELOCs, 3%
Investor Loans, 35%
Loans Made to Bank Statement Borrowers, 54%
Just Missed Prime, 8%

Closed-End Seconds & HELOCs, 3%
Investor Loans, 35%
Loans Made to Bank Statement Borrowers, 54%
Full Documentation and Other Loans, 8%

GA, 4%
TX, 7%
NJ, 7%
NY, 12%
FL, 15%
CA, 24%
Other, 31%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of March 31, 2025. Numbers presented may add to more than 100% due to rounding.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2024, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

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

Residential Mortgage Loans Held in Securitization Trusts

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2025:

($ in thousands)
UPB	$1,738,099
Fair Value	$1,672,189
Number of loans	4,107
Weighted average loan coupon	5.55%
Average loan amount	$424
Weighted average LTV at loan origination and deal date	67.0%
Weighted average credit score at loan origination and deal date	743
Current 3-month constant prepayment rate (“CPR”) (1)	6.4%
Percentage of loans 90+ days delinquent (based on UPB)	1.7%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2025 (percentages based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2025. Numbers presented may add to more than 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024:

($ in thousands)
UPB	$1,781,311
Fair Value	1,696,995
Number of loans	4,183
Weighted average loan coupon	5.6%
Average loan amount	$427
Weighted average LTV at loan origination and deal date	67.0%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	7.4%
Percentage of loans 90+ days delinquent (based on UPB)	2.0%

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024 (percentages based on the aggregate unpaid principal balance of such loans):

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

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of March 31, 2025, unless otherwise stated:

	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations
	($ in thousands)
UPB of loans	$275,179	$145,850	$1,073,083	$1,132,426
Number of loans	1,020	457	2,079	2,599
Weighted average loan coupon	7.17%	5.81%	5.22%	5.78%
Average loan amount	$270	$319	$516	$436
Weighted average LTV at loan origination and deal date	68.5%	74.1%	68.1%	68.2%
Weighted average credit score at loan origination and deal date	708	720	732	737
Current 3-month CPR (1)	13.7%	4.0%	5.9%	5.9%
90+ day delinquency (as a % of UPB)	9.4%	4.3%	4.1%	2.0%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.4%	1.3%	3.6%	1.9%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.7%	—%	65.4%	68.2%
Fair value of first loss piece (3)	$19,378	$23,437	$10,995	$18,650
Investment thickness (4)	23.02	21.27	7.92	9.29

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

(2)     AOMT 2020-3 does not have LTV or Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimates”); accordingly, original LTV is used.

(3)     Represents the fair value of the securities we hold in the first loss tranche in each securitization including the total at risk for the Majority-Owned Affiliates.

(4)     Represents the average size of the subordinate securities we own as investments in each securitization relative to the average current size of the securitization.

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2024, unless otherwise stated:

As of December 31, 2024	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations
	($ in thousands)
UPB of loans	$286,875	$148,016	$1,093,694	$1,153,975
Number of loans	1053	466	2122	2629
Weighted average loan coupon	7.19%	5.83%	5.23%	5.79%
Average loan amount	$272	$318	$515	$439
Weighted average LTV at loan origination and deal date	69%	74%	68%	69%
Weighted average credit score at loan origination and deal date	708	719	732	737
Current 3-month CPR (1)	10.1%	13.2%	7.4%	9.1%
90+ day delinquency (as a % of UPB)	8.3%	4.0%	2.6%	1.6%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.3%	1.3%	2.5%	2.1%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.2%	—%	67.0%	70.2%
Fair value of first loss piece (3, 4)	$19,226	$23,405	$10,995	$18,650
Investment thickness (5)	21.92%	20.96%	7.77%	9.59%

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

(4) The fair value of the first loss pieces presented is the total at risk for the Majority-Owned Affiliates.

(5) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average current size of the securitization.

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of March 31, 2025:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$12,879	$—	$12,879	$8,205	$—	$8,205	$4,674	$—	$4,674
Subordinate	73,103	—	73,103	25,254	—	25,254	47,849	—	$47,849
Interest only / excess	11,228	—	11,228	—	—	—	11,228	—	$11,228
Whole pool (2)	—	301,062	301,062	—	—	—	—	301,062	$301,062
Retained RMBS in VIEs (3)	—	—	—	40,444	—	40,444	(40,444)	—	$(40,444)
Subtotal	$97,210	$301,062	$398,272	$73,903	$—	$73,903	$23,307	$301,062	$324,369
Investment in Majority Owned Affiliates	$20,828	$—	$20,828	$—	$—	$—	$20,828	$—	$20,828
Total	$118,038	$301,062	$419,100	$73,903	$—	$73,903	$44,135	$301,062	$345,197

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of March 31, 2025 were purchased from a broker to whom the Company owed approximately $302.6 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $160.8 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

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

(2)     The whole pool RMBS presented as of December 31, 2024 were purchased from a broker to whom the Company owed approximately $202 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the period ended March 31, 2025:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$12,735	$73,549	$12,508	$201,451	$300,243
Acquisitions:
Retained bonds received in securitizations	—	—	—	—	—	—
Third party securities	—	—	—	—	302,619	302,619
Effect of principal payments / called deals	—	(23)	(229)	—	(201,994)	(202,246)
IO and excess servicing prepayments	—	—	—	(414)	—	(424)
Changes in fair value, net	—	167	(217)	(866)	(1,014)	(1,920)
Ending fair value	$—	$12,879	$73,103	$11,228	$301,062	$398,272

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2024:

	Senior	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$—	$10,972	$55,665	$13,059	$392,362	$472,058
Acquisitions:
Retained bonds received in securitizations	—	2,420	14,757	1,838	—	19,015
Third party securities	—	—	—	—	938,430	938,430
Effect of principal payments / called deals	—	(1,080)	—	—	(1,125,653)	(1,126,733)
IO and excess servicing prepayments	—	—	—	(1,974)	—	(1,974)
Changes in fair value, net	—	423	3,127	(415)	(3,688)	(553)
Ending fair value	$—	$12,735	$73,549	$12,508	$201,451	$300,243

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2025 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of March 31, 2025)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2025. Numbers presented may add to more than 100% due to rounding.

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

Certain information regarding the commercial mortgage loans underlying our portfolio of CMBS issued in the AOMT 2020-SBC1 securitization transaction is shown below as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	($ in thousands)
UPB of loans	$99,447	$101,686
Number of loans	125	129
Weighted average loan coupon	8.4%	8.1%
Average loan amount	$796	$788
Weighted average LTV at loan origination and deal date	56.2%	56.2%

The following table provides certain information with respect to the CMBS we received in connection with the AOMT 2020-SBC1 securitization transactions as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	CMBS	Repurchase Debt	Allocated Capital	CMBS	Repurchase Debt	Allocated Capital
	(in thousands)
Senior	$—	$—	$—	$—	$—	$—
Mezzanine	—	—	—	—	—	—
Subordinate	2,666	—	2,666	2,540	—	2,540
Interest only / excess	3,091	—	3,091	3,053	—	3,053
Total	$5,757	$—	$5,757	$5,593	$—	$5,593

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

Securitization transactions may either take the form of the issuance of securitized bonds or the sale of “real estate mortgage investment conduit” securities backed by mortgage loans or other assets, with the securitization proceeds being used in part to repay pre-

existing loan financing lines and repurchase facilities. We have sponsored and participated in securitization transactions with other entities that are managed by Angel Oak, and may continue to do so in the future, along with sponsoring sole securitization transactions in which we are the sole participant and contributor.

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

Description of Existing Financing Arrangements

As of March 31, 2025, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.1 billion. During the quarter ended March 31, 2025, we renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods simultaneously decreasing the interest rate pricing margin. Borrowings under warehouse loan financing lines (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.

Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of March 31, 2025, the advance rates (when required) of our three active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price for a specific loan financing facility as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of March 31, 2025 was $10.0 million.

A description of each loan financing facility in place during the quarter ended March 31, 2025 is set forth as follows:

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

Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of March 31, 2025, the termination date of the master repurchase agreement was September 25, 2025, unless terminated earlier pursuant to the terms of the master repurchase agreement.

The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread from 1.65% - 2.10% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) until two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.

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

Global Investment Bank 2 Loan Financing Facility.
On March 28, 2024, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”), replacing the existing master repurchase agreement with Global Investment Bank 2 entered into on February 13, 2020. The Company is guarantor under the current facility, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. Pursuant to the agreement, one of our subsidiaries may sell to Global Investment Bank 2, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement is set to terminate on March 27, 2026, unless terminated earlier pursuant to the terms of the agreement.

The principal amount paid by Global Investment Bank 2 for each mortgage loan is based on a percentage of the market value, cost‑basis value, or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, our subsidiaries are required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) the greater of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 1.75% to 3.35%.

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

The following table sets forth the details of our financing lines as of each of March 31, 2025 and December 31, 2024:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		March 31, 2025	December 31, 2024
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.65% - 2.10%	$232,431	$100,711
Global Investment Bank 2 (2)	1 month Term SOFR	1.75% - 3.35%	38,654	15,111
Global Investment Bank 3 (3)	Compound SOFR	1.90% - 4.75%	89,385	13,637
Total			$360,470	$129,459

(1)     On March 25, 2025, this financing facility was extended through September 25, 2025 in accordance with the terms of the agreement, which contemplates six-month renewals, with an interest rate pricing spread of 1.65%. Prior to this extension the interest rate pricing spread was up to 1.75%.

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

(3)     On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the base interest rate spread was reduced to a range from 1.90%. to 4.75% and the index spread adjustment of 0.20% was eliminated.
The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2025:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$232,431	$367,569
Global Investment Bank 2	250,000	38,654	211,346
Global Investment Bank 3	200,000	89,385	110,615
Total	$1,050,000	$360,470	$689,530

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

The following table sets forth certain characteristics of our short-term repurchase facilities as of March 31, 2025 and December 31, 2024:

March 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
U.S. Treasury securities	$74,564	4.60%	3
AOMT RMBS (1)	$73,903	5.70%	17
Total	$148,467	5.15%	10

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	50,555	5.76%	19
Total	$50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of both March 31, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

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

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q2 2023	340,701	101,731	340,701
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656
Q1 2024	193,493	69,254	193,493
Q2 2024	201,051	66,804	201,051
Q3 2024	102,876	57,842	102,876
Q4 2024	50,555	53,412	51,843
Q1 2025	148,467	62,631	148,467

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

Securitization Transactions

Subsequent to the end of the quarter, in April 2025, we were the sole participant in a securitization transaction of a pool of residential mortgage loans, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2025-4 issued approximately $284.3 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $242.4 million and retained cash of $24.7 million, which was used for new loan purchases and operational purposes.

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

We derecognized the mortgage loans sold in AOMT 2024-13 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of March 31, 2025.

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

We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of March 31, 2025.

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

We derecognized the mortgage loans sold in AOMT 2024-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of March 31, 2025.

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

We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of March 31, 2025.

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

We derecognized the mortgage loans sold in AOMT 2024-3 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of March 31, 2025.

Notes Offering

On July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due 2029. The Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year. The Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by us.The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of, premium, if any, and interest on the Notes, whether at the stated maturity, upon acceleration, call for redemption or otherwise. We may redeem the Notes in whole or in part at any time or from time to time at our option on or after July 30, 2026 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of us, we must make an offer to repurchase all outstanding Notes at a price in cash equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75 million, through an “at the market” equity offering program (the “ATM Program”). The Company issued and sold 188,456 shares of common stock through the ATM Program during the year ended December 31, 2024 for gross proceeds of $2.3 million, receiving net proceeds of $2.3 million. The Company paid $45 thousand in commissions to the agents under the ATM Program in connection with such sales during the year ended December 31, 2024. As of March 31, 2025, the Company had approximately $73 million of shares of common stock available for issuance under the ATM Program and Sales Agreement. The Company did not issue any shares under the ATM program during the quarter ended March 31,2025.

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

Cash Availability

Cash and cash equivalents

Our cash balance as of March 31, 2025 was sufficient to meet our liquidity covenants under our financing facilities and the Notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. There was no margin collateral required as of March 31,2025 or December 31,2024. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $4.8 million as of March 31, 2025 was comprised of: $3.6 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $1.2 million.

Restricted cash of approximately $2.1 million as of December 31, 2024 was comprised of: $0.8 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2024.

Cash Flows

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash flows provided by (used in) operating activities	$(201,748)	$40,222
Cash flows provided by (used in) investing activities	$(75,867)	$(4,819)
Cash flows provided by (used in)financing activities	$278,192	$(37,679)
Net increase (decrease) in cash and restricted cash	$577	$(2,276)

The cash used in operating activities of $201.7 million for the three months ended March 31, 2025 as compared to the cash provided of $40.2 million for the three months ended March 31, 2024 was primarily due to the volume of residential mortgage loans purchased during the first three months of 2025, as compared to the first three months of 2024.

The use of investing cash flows of $75.9 million for the three months ended March 31, 2025 as compared to cash used by investing activities of $4.8 million for the three months ended March 31, 2024 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period of 2024.

Financing cash flows provided $278.2 million for the three months ended March 31, 2025 as compared to $37.7 million used in financing activities for the three months ended March 31, 2024 were primarily due to the activity within net borrowings under repurchase agreements and notes payable during the first three months of 2025.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” section in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2024. Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended March 31, 2025.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Third Amended and Restated Bylaws of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

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

Date: May 6, 2025	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)