Form 10-Q
period 2025-06-30
Angel Oak Mortgage REIT, Inc.
filed 2025-08-06
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

404-953-4900
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	AOMR	New York Stock Exchange
9.500% Senior Notes due 2029	AOMN	New York Stock Exchange
9.750% Senior Notes due 2030	AOMD	New York Stock Exchange

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

The registrant had 23,765,202 shares of common stock, $0.01 par value per share, outstanding as of August 6, 2025.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	June 30, 2025	December 31, 2024
ASSETS
Residential mortgage loans - at fair value	$200,665	$183,064
Residential mortgage loans in securitization trusts - at fair value	1,902,721	1,696,995
RMBS - at fair value	361,884	300,243
Cash and cash equivalents	40,500	40,762
Restricted cash	3,867	2,131
Principal and interest receivable	6,836	8,141
TBA securities and interest rate futures contracts - at fair value	—	1,515
Other assets	38,015	36,918
Total assets	$2,554,488	$2,269,769

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable	$118,619	$129,459
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,767,929	1,593,612
Securities sold under agreements to repurchase	68,062	50,555
Senior unsecured notes	88,601	47,740
TBA securities and interest rate futures contracts - at fair value	4,355	—
Due to broker	254,228	201,994
Accrued expenses	2,812	2,291
Accrued expenses payable to affiliate	393	766
Interest payable	2,258	934
Income taxes payable	163	2,785
Management fee payable to affiliate	679	666
Total liabilities	$2,308,099	$2,030,802

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. As of June 30, 2025: 350,000,000 shares authorized, 23,765,202 shares issued and outstanding. As of December 31, 2024: 350,000,000 shares authorized, 23,500,175 shares issued and outstanding.	$238	$234
Additional paid-in capital	463,580	461,057
Accumulated other comprehensive income (loss)	(4,661)	(3,475)
Retained earnings (deficit)	(212,768)	(218,849)
Total stockholders' equity	$246,389	$238,967
Total liabilities and stockholders' equity	$2,554,488	$2,269,769

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
INTEREST INCOME, NET
Interest income	$35,094	$25,902	$67,961	$51,114
Interest expense	25,154	16,439	47,934	33,072
NET INTEREST INCOME	$9,940	$9,463	$20,027	$18,042

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(2,499)	$(6,770)	$(5,681)	$(8,192)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(1,576)	2,658	15,049	13,342
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(4,075)	$(4,112)	$9,368	$5,150

EXPENSES
Operating expenses	$1,334	$1,692	$2,536	$3,742
Operating expenses incurred with affiliate	453	456	869	971
Stock compensation	296	630	533	1,260
Securitization costs	1,866	1,410	1,866	1,583
Management fee incurred with affiliate	1,149	1,294	2,293	2,606
Total operating expenses	$5,098	$5,482	$8,097	$10,162

INCOME (LOSS) BEFORE INCOME TAXES	$767	$(131)	$21,298	$13,030
Income tax expense (benefit)	—	142	—	429
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$767	$(273)	$21,298	$12,601
Other comprehensive income (loss)	(491)	125	(1,186)	1,828
TOTAL COMPREHENSIVE INCOME (LOSS)	$276	$(148)	$20,112	$14,429

Basic earnings (loss) per common share	$0.03	$(0.01)	$0.90	$0.51
Diluted earnings (loss) per common share	$0.03	$(0.01)	$0.89	$0.50

Weighted average number of common shares outstanding:
Basic	23,524,735	24,810,021	23,460,798	24,792,918
Diluted	23,787,823	24,810,021	23,719,650	24,973,501

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholder's equity as of March 31, 2025	$234	$461,294	$(4,170)	$(205,878)	$251,480
Issuance of common stock, net of expenses	4	1,990	—	—	1,994
Dividends paid on common stock	—	—	—	(7,605)	(7,605)
Dividends accrued on performance shares	—	—	—	(52)	(52)
Stock compensation	—	296	—	—	296
Unrealized gain (loss) on RMBS and CMBS	—	—	(491)	—	(491)
Net income (loss)	—	—	—	767	767
Stockholders' equity as of June 30, 2025	$238	$463,580	$(4,661)	$(212,768)	$246,389

	Three Months Ended June 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of March 31, 2024	$249	$477,698	$(3,272)	$(211,351)	$263,324
Dividends paid on common stock	—	—	—	(8,000)	(8,000)
Stock compensation	—	630	—	—	630
Unrealized gain (loss) on RMBS and CMBS	—	—	125	—	125
Net income (loss)	—	—	—	(273)	(273)
Stockholders’ equity as of June 30, 2024	$249	$478,328	$(3,147)	$(219,624)	$255,806

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Six Months Ended June 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967
Issuance of common stock, net of expenses	4	1,990	—	—	1,994
Dividends paid on common stock	—	—	—	(15,125)	(15,125)
Dividends accrued on performance shares	—	—	—	(92)	(92)
Stock compensation	—	533	—	—	533
Unrealized gain (loss) on RMBS and CMBS	—	—	(1,186)	—	(1,186)
Net income (loss)	—	—	—	21,298	21,298
Stockholders’ equity as of June 30, 2025	$238	$463,580	$(4,661)	$(212,768)	$246,389

	Six Months Ended June 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Dividends paid on common stock	—	—	—	(15,989)	(15,989)
Stock compensation	—	1,260	—	—	1,260
Unrealized gain (loss) on RMBS and CMBS	—	—	1,828	—	1,828
Net income (loss)	—	—	—	12,601	12,601
Stockholders’ equity as of June 30, 2024	$249	$478,328	$(3,147)	$(219,624)	$255,806
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,298	$12,601
Adjustments to reconcile net income (loss) to net cash provided or (used in) operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	5,681	8,192
Net unrealized (gain) loss on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(15,049)	(13,342)
Amortization of debt issuance costs	338	14
Net amortization of premiums and discounts on mortgage loans	1,799	1,309
Accretion of non-recourse securitized obligation discount	2,202	2,335
Accretion of discount on U.S. Treasury securities	(61)	(483)
Stock compensation	533	1,260
Purchases of residential mortgage loans from affiliates	(82,757)	(98,069)
Purchases of residential mortgage loans from non-affiliates	(323,135)	(60,635)
Sale of residential mortgage loans	1,279	2,030
Sale of residential mortgage loans into affiliate's securitization trust	83,669	66,107
Principal payments on residential mortgage loans	13,190	11,702
Principal payments on residential mortgage loans in securitization trusts	115,627	80,252
Net change in:
Margin (paid) received from interest rate futures contracts and TBAs	(4,389)	5,964
Principal and interest receivable on residential mortgage loans	1,305	1,325
Other assets	(1,405)	(959)
Management fee payable to affiliate	13	(1,383)
Accrued expenses	431	(332)
Accrued expenses payable to affiliate	(373)	(351)
Income tax payable	(2,622)	(1,163)
Interest payable	1,323	(360)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(181,103)	16,014

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(8,079)	(5,733)
Purchases of investments in RMBS, trading	(505,774)	(754,069)
Sale of investments in RMBS, trading	507,563	749,377
Purchase of investments in U.S. Treasury securities	(74,939)	(299,632)
Investments in majority-owned affiliates	—	(2,253)
Principal payments on RMBS and CMBS securities	448	1,230
Maturities of U.S. Treasury securities	75,000	300,000
Principal payments on commercial mortgage loans	12	19
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,769)	(11,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of common stock, net of expenses	1,994	—
Dividends paid to common stockholders	(15,125)	(15,989)
Principal payments on non-recourse securitization obligation	(115,627)	(80,011)
Cash paid for debt issuance costs	(639)	(125)
Proceeds from securitization	269,915	274,793
Net proceeds from (payments on) securities sold under agreements to repurchase	17,507	7,395
Net proceeds from (payments on) notes payable	(10,840)	(189,410)
Net proceeds from issuance of senior notes	41,161	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188,346	(3,347)

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,474	1,606
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	42,893	44,496
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$44,367	$46,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$37,453	$30,631

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions for which the Company is the primary beneficiary currently outstanding as of June 30, 2025 and December 31, 2024:

As of:	June 30, 2025	December 31, 2024
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$1,949,994	$1,781,311
Fair value adjustment for residential mortgage loans in securitization trusts	(47,273)	(84,316)
Residential mortgage loans in securitization trusts, at fair value	$1,902,721	$1,696,995

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$1,786,393	$1,630,083
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(18,464)	(36,471)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$1,767,929	$1,593,612
Weighted average coupon rate for residential mortgage loans in securitization trusts	5.80%	5.56%
Weighted average fixed rate for Non-recourse securitization obligation issued	4.14%	3.86%

For the period ended:	June 30, 2025	December 31, 2024
	(in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$2,611,290	$2,326,980
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	$2,464,868	$2,194,774
Face amount of Senior Support Certificates received by the Company, at deal date	$146,422	$132,206
Cash received, at deal date	$297,972	$273,266

During the three months ended June 30, 2025, the Company and its affiliates issued and sold bonds with a current face value of $261.3 million to third-party investors for proceeds of $271.7 million, before offering costs and accrued interest. The bonds sold during the period ended June 30, 2025 are included in “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $1.9 billion and $1.8 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets, respectively. As of June 30, 2025 and December 31, 2024, the aggregate carrying value of bonds issued by consolidated VIEs was $1.8 billion and $1.6 billion, respectively. These bonds issued are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which the Company is not the primary beneficiary are either classified as “available for sale” upon receipt and are included in “RMBS - at fair value”, or are classified as “Other assets” and held at amortized cost on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of Angel Oak Mortgage Trust (“AOMT”) securities held by the Company, and Note 13 - Other Assets, for investments in majority-owned affiliates (“MOAs”), as of June 30, 2025 and December 31, 2024 that were retained by the Company as a result of these securitization transactions.

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	($ in thousands)
Cost	$199,900	$183,149

Unpaid principal balance	$193,268	$178,373
Net premium on mortgage loans purchased	6,632	4,776
Change in fair value	765	(85)
Fair value	$200,665	$183,064

Weighted average interest rate	8.37%	7.39%

Weighted average remaining contractual maturity (years)	29	30

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At times, various forms of margin maintenance may be required by certain financing facility counterparties. See Note 5 — Financing.

The following table sets forth data regarding the number of residential mortgage loans secured by residential real property ninety (90) or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of June 30, 2025 and December 31, 2024:

As of:	June 30, 2025	December 31, 2024
	($ in thousands)
Number of mortgage loans 90 or more days past due	1	—
Recorded investment in mortgage loans 90 or more days past due	$1,367	$—
Unpaid principal balance of loans 90 or more days past due	$1,326	$—

Number of mortgage loans in foreclosure	2	—
Recorded investment in mortgage loans in foreclosure	$917	$—
Unpaid principal balance of loans in foreclosure	$888	$—

4.    Investment Securities

As of June 30, 2025, investment securities were comprised of: (i) non‑agency RMBS (“AOMT RMBS”) and (ii) Freddie Mac and Fannie Mae whole pool agency RMBS (“Whole Pool Agency RMBS”, and together with AOMT RMBS, “RMBS”).

The following table sets forth a summary of RMBS at cost as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
AOMT RMBS	$108,495	$101,801
Whole Pool Agency RMBS	$254,228	$201,994

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables sets forth certain information about the Company’s investments in RMBS at fair value as of June 30, 2025:

June 30, 2025	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$12,831	$(11,172)	$1,659
Subordinate	80,509	(25,874)	54,636
Interest Only/Excess	10,992	—	10,992
Retained RMBS in VIEs (2)	—	(31,016)	(31,016)
Total AOMT RMBS	$104,332	$(68,062)	$36,270
Whole Pool Agency RMBS (3)
Fannie Mae	$17,957	$—	$17,957
Freddie Mac	239,595	—	239,595
Total Whole Pool Agency RMBS	$257,552	$—	$257,552
Total RMBS	$361,884	$(68,062)	$293,822

(1)     AOMT RMBS held as of June 30, 2025 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)    A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $178.3 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

(3)     The whole pool RMBS presented as of June 30, 2025 were purchased from a broker to whom the Company owes approximately $254 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth certain information about the Company’s investments in RMBS at fair value as of December 31, 2024:

December 31, 2024	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$12,735	$(5,440)	$7,295
Subordinate	73,548	(19,829)	53,719
Interest Only/Excess	12,508	—	12,508
Retained RMBS in VIEs (2)	—	(25,286)	(25,286)
Total AOMT RMBS	$98,791	$(50,555)	$48,236
Whole Pool Agency RMBS (3)
Fannie Mae	$161,878	$—	$161,878
Freddie Mac	39,574	—	39,574
Total Whole Pool Agency RMBS	$201,452	$—	$201,452
Total RMBS	$300,243	$(50,555)	$249,688

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

5.    Financing

The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of June 30, 2025 or December 31, 2024.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of all the lines of credit available to the Company for whole loan purchases as of June 30, 2025 and December 31, 2024:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		June 30, 2025	December 31, 2024
			(in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.65% - 2.10%	$77,603	$100,711
Global Investment Bank 2 (2)	1 month Term SOFR	1.75% - 3.35%	143	15,111
Global Investment Bank 3 (3)	Compound SOFR	1.90% - 4.75%	40,873	13,637
Total			$118,619	$129,459

(1)     On June 24, 2025, this financing facility was extended through December 25, 2025 in accordance with the terms of the agreement, which contemplates six-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility is extended through March 27, 2026. On October 25, 2024, the facility was amended to, among other changes, reduced the interest rate pricing spread to a range from 1.75% and 3.35%; prior to this amendment, the interest rate pricing spread was a range from 2.10% and 3.45%.

(3)     On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the interest rate pricing spread was reduced to a range from 1.90% to 4.75% and the index spread adjustment of 20 basis points was eliminated; prior to this extension, the interest rate pricing spread was a range from 2.00% to 4.50%.

The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2025:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$77,603	$522,397
Global Investment Bank 2	250,000	143	249,857
Global Investment Bank 3	200,000	40,873	159,127
Total	$1,050,000	$118,619	$931,381

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

In May, the Company closed an underwritten public offering and sale of, and issued, $42.5 million in aggregate principal amount of its 9.750% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 9.750% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on September 1, 2025. The 2030 Notes will mature on June 1, 2030, unless earlier redeemed or repurchased by the Company, and are held at amortized cost. After deducting the underwriting discount and other debt issuance costs, the Company received net proceeds of approximately $40.6 million.

The Company may redeem the 2030 Notes in whole or in part at any time on or after June 1, 2027, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of the Company, the Company must make an offer to repurchase all outstanding 2030 Notes at a price in cash equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of, premium, if any, and interest on the 2030 Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

At June 30, 2025, the outstanding principal amount of the 2030 Notes was $42.5 million and the accrued interest payable on the 2030 Notes was $0.5 million. At June 30, 2025 the unamortized deferred debt issuance cost was $0.6 million, and the net interest expense recognized in the quarter ended June 30, 2025 was $0.6 million. The unamortized debt issuance costs will be amortized until maturity, which will be no later than June 1, 2030.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On July 25, 2024, the Company closed an underwritten public offering and sale of, and issued, $50.0 million in aggregate principal amount of its 9.500% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year. The 2029 Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by the Company and are held at amortized cost. After deducting the underwriting discount and other debt issuance costs, the Company received net proceeds of approximately $47.5 million.

The Company may redeem the 2029 Notes in whole or in part at any time or from time to time at its option on or after July 30, 2026 at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of the Company, the Company must make an offer to repurchase all outstanding 2029 Notes at a price in cash equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of, premium, if any, and interest on the 2029 Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

At June 30, 2025, the outstanding principal amount of the 2029 Notes was $50.0 million and the accrued interest payable on the 2029 Notes was $0.8 million. At June 30, 2025, the unamortized deferred debt issuance cost was $0.8 million, and the net interest expense recognized in the quarter ended June 30, 2025 was $1.3 million. The unamortized debt issuance costs will be amortized until maturity, which will be no later than July 30, 2029.

At December 31, 2024, the outstanding principal amount of the 2029 Notes was $50.0 million and the accrued interest payable on the 2029 Notes was $0.8 million. At December 31, 2024, the unamortized debt issuance cost was $1.4 million. The unamortized debt issuance costs will be amortized until maturity, which will be no later than July 30, 2029.

6.    Due to Broker

The “Due to broker” account on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, in the amounts of $254.2 million and $202.0 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the second and fourth quarters of 2025 and 2024, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled during July 2025 and January 2025, respectively, at which time these assets were simultaneously sold.

The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled as they are noncash transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.    Securities Sold Under Agreements to Repurchase

Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $1.2 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of June 30, 2025 and December 31, 2024:

June 30, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	68,062	5.85%	11

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
AOMT RMBS (1)	50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of both June 30, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

8.    Derivative Financial Instruments

In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of June 30, 2025 and December 31, 2024 included interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts under the Company’s sole control as of June 30, 2025 and December 31, 2024 included $2.7 million and $0.9 million, respectively.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of June 30, 2025 and December 31, 2024:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			(in thousands)
June 30, 2025	Interest rate futures	1,953	$—	$1,147	$—	$195,300
June 30, 2025	TBAs	N/A	$—	$3,208	$—	$251,700

December 31, 2024	Interest rate futures	2,800	$987	$—	$—	$280,000
December 31, 2024	TBAs	N/A	$528	$—	$—	$213,400

The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and June 30, 2024 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended June 30, 2025	Interest rate futures	$(1,064)	$(199)
Three Months Ended June 30, 2025	TBAs	$(3,016)	$(4,629)

Three Months Ended June 30, 2024	Interest rate futures	$290	$844
Three Months Ended June 30, 2024	TBAs	$1,818	$1,748

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Six Months Ended June 30, 2025	Interest rate futures	$(2,536)	$(2,134)
Six Months Ended June 30, 2025	TBAs	$(1,853)	$(3,737)

Six Months Ended June 30, 2024	Interest rate futures	$3,839	$1,048
Six Months Ended June 30, 2024	TBAs	$2,124	$1,988

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

As of June 30, 2025, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K. Included in Note 10 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

The fair value of cash, restricted cash, principal and interest receivable, other assets (excluding investments in majority-owned affiliates (“MOAs”)), notes payable, securities sold under agreements to repurchase, amounts due to broker and accrued expenses (including

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

those payable to an affiliate and management fees payable to an affiliate), and interest payable approximate their carrying values due to the nature of these assets and liabilities.

The Company’s “investments in majority-owned affiliates” included in other assets (see Note 13 — Other Assets) and a portion of “non-recourse securitization obligation, collateralized by residential mortgage loans” are held at amortized cost. The fair value of these assets and liabilities is disclosed further below in the section titled “Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure”

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$199,043	$1,622	$200,665
Residential mortgage loans in securitization trusts	—	1,872,751	29,970	1,902,721
Investments in securities
AOMT RMBS (1)	—	104,332	—	104,332
Whole Pool Agency RMBS	—	257,552	—	257,552
U.S Treasury Securities	—	—	—	—
Other Assets, at fair value (2)	—	10,498	—	10,498
Unrealized appreciation on futures contracts	—	—	—	—
Unrealized appreciation on TBAs	—	—	—	—
Total assets, at fair value	$—	$2,444,176	$31,592	$2,475,768

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,401,980	$—	$1,401,980
Unrealized depreciation on futures contracts	1,147	—	—	1,147
Unrealized depreciation on TBAs	3,208	—	—	3,208
Total liabilities, at fair value	$4,355	$1,401,980	$—	$1,406,335

(1)     AOMT RMBS held as of June 30, 2025 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT commercial mortgage backed securities (“CMBS)” assets. All AOMT CMBS held as of June 30, 2025 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2025:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	(in thousands)
Residential mortgage loans, at fair value	$1,622	Prepayment rate (annual CPR)	13% - 13%	13.28%
		Default rate	15% - 15%	15.34%
		Loss severity	(25.00)% - 10.00%	(7.81)%
		Expected remaining life	1.33 - 4.08 years	2.83 years

Residential mortgage loans in securitization trust, at fair value	$29,970	Prepayment rate (annual CPR)	5.51% - 22.76%	10.44%
		Default rate	7.36% - 39.21%	16.35%
		Loss severity	(25.00)% - 25.00%	0.28%
		Expected remaining life	1.33 - 11.82 years	4.90 years

Assets and Liabilities Held at Amortized Cost — Fair Value Disclosure

Portion of Non-Recourse Securitization Obligations, Collateralized by Residential Mortgage Loans — Held at Amortized Cost

To determine the fair value of the Company’s non-recourse securitization obligation, collateralized by residential mortgage loans, net, held at amortized cost, the Company uses the same method of valuation as described in the Annual Report on Form 10-K, Note 10 — Fair Value Measurements for both the portion of the obligation measured at fair value and the portion of the obligation held at amortized cost, for which fair value is disclosed below.

As of June 30, 2025, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.79 billion and $1.71 billion, respectively, a difference of approximately $80.3 million (we have elected to hold our non-recourse securitization obligations at fair value, with the exception of AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $61.8 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

As of December 31, 2024, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.65 billion and $1.52 billion, respectively, a difference of approximately $124.3 million (we have elected to hold our non-recourse securitization obligations at fair value, with the exception of AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $68.8 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of June 30, 2025 was approximately $21.0 million and $16.9 million, respectively. The amortized cost and fair value of these investments as of December 31, 2024 was approximately $20.6 million and $16.6 million, respectively.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$183,064	$—	$183,064
Residential mortgage loans in securitization trusts	—	1,664,921	32,074	1,696,995
Investments in securities
AOMT RMBS (1)	—	98,791	—	98,791
Whole Pool Agency RMBS	—	201,452	—	201,452
Unrealized appreciation on futures contracts	987	—	—	987
Unrealized appreciation on TBAs	528	—	—	528
Other Assets, at fair value (2)	—	10,807	—	10,807
Total assets, at fair value	$1,515	$2,159,035	$32,074	$2,192,624

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,524,828	$—	$1,524,828
Total liabilities, at fair value	$—	$1,524,828	$—	$1,524,828

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
	(in thousands)
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

The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of June 30, 2025 and December 31, 2024, respectively:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended (in thousands)	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year Ended (1):
June 30, 2025	$82,757	194	31

December 31, 2024	$255,368	558	83

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

11.    Commitments and Contingencies

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2025, the Company was not aware of any legal claims that could materially impact its financial condition. As of June 30, 2025, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of June 30, 2025 the Company had total purchase commitments of $181.0 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2024, the Company had total purchase commitments of $152.6 million related to both Angel Oak Mortgage Lending and third parties.

12.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three and six months ended June 30, 2025 and 2024, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	(in thousands)
AOCI balance, beginning of period	$(4,170)	$(3,272)
Net unrealized gain/(loss) on AFS securities	(491)	125
AOCI balance, end of period	$(4,661)	$(3,147)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(in thousands)
AOCI balance, beginning of period	$(3,475)	$(4,975)
Net unrealized gain/(loss) on AFS securities	(1,186)	1,828
AOCI balance, end of period	$(4,661)	$(3,147)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Investments in Majority-Owned Affiliates	$20,992	$20,680
Commercial Mortgage Loans, at fair value	5,201	5,214
CMBS, at fair value	5,297	5,593
Deferred tax asset	3,457	3,457
Prepaid expenses	2,447	1,095
Protective advances and other assets	621	879
Total other assets	$38,015	$36,918

Investments in Majority-Owned Affiliates

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

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of June 30, 2025 and December 31, 2024, the cost and unpaid principal balance of the assets was $5.6 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.23% with a weighted average maturity of 11 years, as of June 30, 2025. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of June 30, 2025 or December 31, 2024.
Commercial Mortgage Backed Securities

CMBS are held at fair value. As of June 30, 2025 and December 31, 2024, the cost of these assets were $5.8 million and $6.1 million, with a fair value of $5.3 million and $5.6 million, respectively. There was no repurchase debt held against these assets at June 30, 2025 or December 31, 2024.

14.     Equity

During the three and six-months ended June 30, 2025, the Company issued and sold 215,622 shares of its common stock through an at-the-market equity offering program (the “ATM Program”) for proceeds of $2.2 million, net of commissions and fees. These shares of common stock were issued in SEC registered transactions off the Company’s shelf registration statement. Per the terms of our ATM Program, we may offer and sell shares of our common stock having an aggregate gross proceeds of up to $75.0 million from time to time.

15.    Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$767	$(273)
Dividends allocated to participating securities	(38)	(29)
Net income (loss) to common stockholders - basic	$729	$(302)
Basic weighted average common shares outstanding	23,524,735	24,810,021
Basic earnings (loss) per common share	$0.03	$(0.01)

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$767	$(273)
Dividends allocated to participating securities	(38)	(29)
Net income (loss) to common stockholders - diluted	$729	$(302)
Basic weighted average common shares outstanding	23,524,735	24,810,021
Net effect of dilutive equity awards	263,088	—
Diluted weighted average common shares outstanding	23,787,823	24,810,021
Diluted earnings (loss) per common share	$0.03	$(0.01)

The following table sets forth the calculation of basic and diluted earnings per share for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$21,298	$12,601
Dividends allocated to participating securities	(72)	(54)
Net income (loss) to common stockholders - basic	$21,226	$12,547
Basic weighted average common shares outstanding	23,460,798	24,792,918
Basic earnings (loss) per common share	$0.90	$0.51

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$21,298	$12,601
Dividends allocated to participating securities	(72)	(54)
Net income (loss) to common stockholders - diluted	$21,226	$12,547
Basic weighted average common shares outstanding	23,460,798	24,792,918
Net effect of dilutive equity awards	258,852	180,583
Diluted weighted average common shares outstanding	23,719,650	24,973,501
Diluted earnings (loss) per common share	$0.89	$0.50

16.    Subsequent Events

On August 5, 2025, the Company declared a dividend of $0.32 per share of common stock, to be paid on August 29, 2025 to common stockholders of record as of August 22, 2025.

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

Angel Oak Companies has advised us that they have agreed to enter into a strategic transaction (the “Strategic Transaction”) with Brookfield Asset Management Ltd. (“Brookfield”). Angel Oak Companies has advised us that the Strategic Transaction would result in the current beneficial owners of Angel Oak Companies selling approximately 51% of the outstanding beneficial ownership of Angel Oak Companies, and indirectly our Manager, to Brookfield at closing. Angel Oak Companies has advised us that following the closing of the Strategic Transaction, the existing Angel Oak Companies management team will continue to independently manage the day-to-day business of Angel Oak Companies and our Manager, and will control the board of directors of Angel Oak Companies. Angel Oak Companies has advised us that the Strategic Transaction is not intended to result in any material changes to the investment objectives or strategies of the Company, nor to adjust the investment decision-making processes or portfolio management with respect to the Company. Angel Oak Companies has advised us that the personnel, officers and managers of our Manager are expected to remain the same. Angel Oak Companies has advised us that, as part of the Strategic Transaction, Brookfield will have a right to acquire additional beneficial ownership in Angel Oak Companies beginning in 2027, which over time could result in Brookfield taking control of the board of directors of Angel Oak Companies. Angel Oak Companies has advised us that the Strategic Transaction is expected to close in the third quarter of 2025, subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory clearances and required client consents. Under the Management Agreement, the Strategic Transaction would constitute an assignment of the Management Agreement pursuant to which the Management Agreement automatically terminates without payment of a termination fee unless the assignment is consented to in writing by the Company with the consent of a majority of the Company’s independent directors. For a discussion of certain risks related to our relationship with our Manager, see the information under Item 1A. “Risk Factors—Risks Related to Our Relationship with Our Manager and its Affiliates” in the Annual Report on Form 10-K.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

The second quarter of 2025 began with “Liberation Day”, on which significant tariff increases were announced on goods imported into the United States. This announcement sparked sharp selloffs in both equity and fixed income markets, as the potential increases in the costs of many goods drove renewed concern around increases in inflation. Temporary pauses to the tariff increases were announced shortly after Liberation Day, and the extent to which the originally announced tariffs will be enacted remains uncertain. The selloff associated with the original Liberation Day announcement moderated throughout the remainder of the second quarter, and equity markets finished the quarter in positive territory as of June 30, 2025 compared to March 31, 2025. Despite the uncertainty, securitization markets remained stable and constructive throughout the quarter. Inflation slowed in April and May 2025 before increasing from 2.4% in May to 2.7% in June, likely reflecting the impact of announced tariffs. The Federal Reserve Bank (“Fed”) maintained its wait-and-see approach and held interest rates steady at 4.25 - 4.50% through the second quarter of 2025. Current projections are for the Fed to begin cutting interest rates in 2025, though the timing and extent remains uncertain.

Similar to the moderation in equity markets following the initial reaction to Liberation Day, Treasury yields experienced decreases across two and five-year terms, with a slight increase to the ten-year yield in the second quarter of 2025. The two-year Treasury yield decreased by approximately 17 basis points since the end of the first quarter of 2025 to 3.72%, the five-year Treasury yield decreased by approximately 15 basis points since the end of first quarter of 2025 to 3.81%, and the ten-year Treasury yield increased by approximately 2 basis points since the end of first quarter of 2025 to 4.23%. Each of the two, five, and ten-year Treasury yields finished the second quarter well below the highest rate observed over the course of the quarter, which occurred in mid-May across all three terms.

30 year fixed residential conforming mortgage rates increased by 12 basis points over the course of the second quarter to 6.77% as of the end of the second quarter from 6.65% as of the end of the first quarter of 2025. These rates, alongside federal funds rate and Treasury yields, are key benchmarks for the valuation of our portfolio, and an increase is generally expected to drive a corresponding negative impact to our newly originated asset pricing, as we observed in the second quarter of 2025. As such, we observed an approximately 53 basis point decrease versus the first quarter of 2025 in the weighted average price of our residential whole loans portfolio excluding home equity lines of credit (“HELOCs”). This decrease was offset by a 136 basis point increase in the second quarter in the weighted average price of our loans in securitization trusts portfolio, which is substantially composed of loans originated in recent years at lower interest rates, versus the prior quarter. We expect to continue to purchase newly originated loans and HELOCs, which should continue to support overall portfolio valuations and securitization execution going forward.

Notes offering

In May 2025, we closed an underwritten public offering and sale of, and issued, $42.5 million in aggregate principal amount of our 9.750% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes bear interest at a rate of 9.750% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on September 1, 2025. The 2030 Notes will mature on June 1, 2030, unless earlier redeemed or repurchased by us, and are held at amortized cost. After deducting the underwriting discount and other debt issuance costs, we received net proceeds of approximately $40.6 million. We used the majority of the net proceeds from the offering for general corporate purposes, which included the acquisition of non-QM loans and other target assets in a manner consistent with our strategy and investment guidelines.

Our investment performance

Net Interest Margin (“NIM”). We generated a 5% increase in net interest income in the second quarter of 2025 as compared to the second quarter of 2024, supported by the continued acquisition of accretive assets. Compared to the second quarter of 2024, interest income grew by $9.2 million and interest expense grew by $8.7 million, resulting in net interest income growth of $0.5 million in the second quarter of 2025. Interest income grew due to the continued acquisition and securitization of current market non-QM loans. The addition of our 2029 Notes and 2030 Notes issued in July 2024 and May 2025, respectively, were key components of the increase to interest expense, and, although there can be no assurances, we expect the deployment of new capital from our 2030 Notes issuance to drive further net interest income expansion in future quarters.

Net realized loss. Our net realized loss for the quarter ended June 30, 2025 was primarily due to realized losses associated with the write-off of unamortized premium of loans that paid off in our residential loans in securitization trust portfolio and in loans underlying our RMBS portfolio.

Net unrealized loss. Our net unrealized loss for the quarter ended June 30, 2025 was primarily due to the reversal of prior unrealized gains on residential loans that were contributed to securitizations during the quarter.

Whole loans and securitization activity

During the quarter ended June 30, 2025, we purchased $146.6 million of newly-originated, current market coupon non-QM residential mortgage loans, second lien mortgage loans (residential mortgage loans that are subordinate to the primary or first lien mortgage loans on a residential property, or “Closed-End Seconds”), and HELOCs, with a weighted average coupon of 8.68%, weighted average combined loan-to-value ratio (“CLTV”) of 68.4% and weighted average credit score of 757.

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

In May 2025, we participated in AOMT 2025-6, an approximately $349.7 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with a scheduled principal balance of $87.2 million. We used the proceeds of the securitization to repay outstanding debt of approximately $73.1 million and retained bonds of $8.1 million. The securitization released $9.2 million of cash, which was used for operational purposes. We participated in this securitization alongside other Angel Oak entities.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital

Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of June 30, 2025; Highlights of whole loan financing facilities activity over the second quarter of 2025 are as follows:

•During the quarter ended June 30, 2025, we maintained the same whole loan financing facility lender base as of December 31, 2024.

•During the quarter ended June 30, 2025, we renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods.

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
Distributable Earnings were a gain of $2.6 million and a loss of $2.3 million for the three months ended June 30, 2025 and 2024, respectively. The primary drivers of the difference of Distributable Earnings as compared to GAAP net income in the quarters ended June 30, 2025 and June 30, 2024 are adjustments to remove unrealized losses on residential loans and adjustments to remove unrealized gains on residential loans in securitization trusts and non-recourse securitization obligation, respectively. For the six months ended June 30, 2025 and June 30, 2024, the primary drivers of the difference between Distributable Earnings and GAAP net income were adjustments to remove unrealized gains on residential loans in securitization trusts and non-recourse securitization obligation and adjustments to remove unrealized gains on residential loans, respectively.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Net income (loss) allocable to common stockholders	$767	$(273)	$21,298	$12,601
Adjustments:
Net unrealized (gains) losses on trading securities	(4,898)	1,813	(3,866)	1,814
Net unrealized (gains) losses on derivatives	4,829	(2,592)	5,871	(3,037)
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(546)	2,579	(16,204)	(2,568)
Net unrealized (gains) losses on residential loans	2,191	(4,431)	(850)	(9,502)
Net unrealized (gains) losses on commercial loans	—	(27)	—	(49)
Stock compensation expense	296	630	533	1,260
Distributable Earnings	$2,639	$(2,301)	$6,782	$519

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in thousands)
Annualized Distributable Earnings	$10,556	$(9,204)	$13,564	$1,038
Average total stockholders’ equity	$248,934	$259,565	$245,612	$258,412
Distributable Earnings Return on Average Equity	4.2%	(3.5)%	5.5%	0.4%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands except for share and per share data)
Total stockholders’ equity	$246,389	$238,967
Number of shares of common stock outstanding at period end	23,765,202	23,500,175
Book value per share of common stock	$10.37	$10.17

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$246,389	$238,967
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	61,846	68,784
Stockholders’ equity including economic book value adjustments	$308,235	$307,751

Number of shares of common stock outstanding at period end	23,765,202	23,500,175
Book value per share of common stock	$10.37	$10.17
Economic book value per share of common stock	$12.97	$13.10

Results of Operations

Three Months Ended June 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
INTEREST INCOME, NET
Interest income	$35,094	$25,902
Interest expense	25,154	16,439
NET INTEREST INCOME	$9,940	$9,463

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(2,499)	$(6,770)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(1,576)	2,658
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(4,075)	$(4,112)

EXPENSES
Operating expenses	$1,334	$1,692
Operating expenses incurred with affiliate	453	456
Stock compensation	296	630
Securitization costs	1,866	1,410
Management fee incurred with affiliate	1,149	1,294
Total operating expenses	$5,098	$5,482

INCOME (LOSS) BEFORE INCOME TAXES	$767	$(131)
Income tax expense (benefit)	—	142
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$767	$(273)
Other comprehensive income (loss)	(491)	125
TOTAL COMPREHENSIVE INCOME (LOSS)	$276	$(148)

Net Interest Income

The following table sets forth the components of net interest income for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025		June 30, 2024
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$3,268	$235,691	$2,834	$195,819
Residential mortgage loans in securitization trusts	27,095	1,859,895	18,725	1,390,998
Commercial mortgage loans	114	5,204	104	5,220
RMBS and Majority-Owned Affiliate	3,679	148,866	3,260	145,858
CMBS	256	5,482	262	6,539
U.S. Treasury securities	23	2,500	260	20,000
Other interest income	659	53,586	457	38,469
Total interest income	$35,094		$25,902
Interest expense
Notes payable	2,274	176,214	1,638	125,951
Non-recourse securitization obligation, collateralized by residential mortgage loans	19,854	1,730,521	13,695	1,323,055
Repurchase facilities	1,154	69,522	1,106	66,804
Senior Unsecured Notes	1,872	68,223	—	—
Total interest expense	$25,154		$16,439
Net interest income	$9,940		$9,463

We generated $9.2 million greater interest income for the quarter ended June 30, 2025 than in the comparable period for 2024, driven by increases in both the amount and yields of our target assets. Interest expense increased by $8.7 million for the quarter ended June 30, 2025 compared to the comparable period for 2024, driven by increases in our total borrowings and our 2029 Notes and 2030 Notes issuances, both of which occurred after the quarter ended June 30, 2024. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 5.0%, or $0.5 million, increase in net interest income for the quarter ended June 30, 2025 than in the comparable period for 2024.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended June 30, 2025 and 2024 are set forth as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(1,127)	$(4,009)
Realized gain (loss) on RMBS	(303)	(1,522)
Unrealized gain (loss) on Whole Pool Agency RMBS	7,830	(3,917)
Realized gain (loss) on CMBS	(208)	(74)
Realized gain (loss) on interest rate futures	(1,064)	290
Realized and unrealized gain (loss) on TBAs	(7,646)	3,565
Realized and unrealized gain (loss) on residential mortgage loans	(1,182)	684
Realized and unrealized gain (loss) on commercial mortgage loans	—	27
Realized and unrealized gain (loss) on U.S. Treasury securities	18	—
Unrealized appreciation (depreciation) on interest rate futures	(199)	844
Realized gain/(loss) on AOMT Majority Owned Affiliates (“MOA”)	(194)
Total realized and unrealized gains (losses), net	$(4,075)	$(4,112)

For the three months ended June 30, 2025 and 2024, total realized and unrealized gains and (losses), net resulted in net losses of $4.1 million and $4.1 million, respectively. During the three months ended June 30, 2025, realized and unrealized losses on securitization, net of unrealized gain (loss) on non-recourse securitization obligation, realized losses on interest rate futures, and realized and unrealized losses on residential mortgage loans were the primary drivers of the overall loss to our portfolio. During the three months ended June 30, 2024, losses on securitization, net of unrealized gain (loss) on non-recourse securitization obligation were the key drivers of the overall loss.

Expenses

Operating Expenses

For the three months ended June 30, 2025 and 2024, our operating expenses were $1.3 million and $1.7 million, respectively. Our operating expenses decreased compared to the comparative period due to a decrease in fees associated with the acquisition of whole loans in our whole loans portfolio.

Operating Expenses Incurred with Affiliate

For the three months ended June 30, 2025 and 2024, our operating expenses incurred with affiliate were $0.5 million and $0.5 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, were flat in the three months ended June 30, 2025 compared to the same period of 2024.

Stock Compensation

For the three months ended June 30, 2025 and 2024, our stock compensation expense was $0.3 million and $0.6 million, respectively. Our stock compensation expense decreased for the three months ended June 30, 2025 due primarily to the vesting of stock awards granted at our IPO.

Securitization Costs

For the three months ended June 30, 2025 and 2024, we incurred $1.9 million and $1.4 million of securitization costs, respectively. The expense in the three months ended June 30, 2025 is due to expenses associated with the AOMT 2025-4 and AOMT 2025-6 securitizations, and the expense in the first three months of 2024 was due to expenses associated with the AOMT 2024-4 and AOMT 2024-6 securitizations.

Management Fee Incurred with Affiliate

For the three months ended June 30, 2025 and 2024, our management fee incurred with affiliate was $1.1 million and $1.3 million, respectively. The decrease is due to the decrease in our average Equity (as defined in the Management Agreement) for the three months ended June 30, 2025 as compared to the same period in 2024. The calculation of Equity for the purposes of the Management Agreement includes the addition or subtraction of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP, which has caused Equity (as defined in the Management Agreement) to decrease.

Six Months Ended June 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
INTEREST INCOME, NET
Interest income	$67,961	$51,114
Interest expense	47,934	33,072
NET INTEREST INCOME	$20,027	$18,042

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(5,681)	$(8,192)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	15,049	13,342
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$9,368	$5,150

EXPENSES
Operating expenses	$2,536	$3,742
Operating expenses incurred with affiliate	869	971
Stock compensation	533	1,260
Securitization costs	1,866	1,583
Management fee incurred with affiliate	2,293	2,606
Total operating expenses	$8,097	$10,162

INCOME (LOSS) BEFORE INCOME TAXES	$21,298	$13,030
Income tax expense (benefit)	—	429
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$21,298	$12,601
Other comprehensive income (loss)	(1,186)	1,828
TOTAL COMPREHENSIVE INCOME (LOSS)	$20,112	$14,429

Net Interest Income

The following table sets forth the components of net interest income for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025		June 30, 2024
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$8,550	$245,619	$9,266	$278,316
Residential mortgage loans in securitization trusts	50,199	1,787,012	33,271	1,315,336
Commercial mortgage loans	222	5,207	176	5,219
RMBS and Majority Owned Affiliate	7,330	147,356	6,363	161,912
CMBS	524	5,597	681	6,556
U.S. Treasury securities	61	3,333	483	18,587
Other interest income	1,075	47,167	874	38,952
Total interest income	$67,961		$51,114
Interest expense
Notes payable	$6,034	186,700	$7,097	199,000
Non-recourse securitization obligation, collateralized by residential mortgage loans	36,697	1,666,064	23,894	1,253,614
Repurchase facilities	2,018	62,591	2,081	68,205
Senior Unsecured Notes	3,185	59,462	—	—
Total interest expense	$47,934		$33,072
Net interest income	$20,027		$18,042

Net interest income for the six months ended June 30, 2025 and 2024 was $20.0 million and $18.0 million, respectively. Net interest income increased in the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to higher interest income generated by increase balances in our residential mortgage loans in securitization trusts portfolio. Similarly, the increase in interest expense was also driven by the increased balance of our non-recourse securitization obligation, collateralized by residential mortgage loans portfolio during the six months ended June 30, 2025. The net interest income associated with our residential mortgage loans in securitization trusts portfolio and non-recourse securitization obligation, collateralized by residential mortgage loans portfolio was $13.5 million in the six months ended June 30, 2025 as compared to $9.4 million in the comparable period of 2024.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the six months ended June 30, 2025 and 2024 are set forth as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$13,419	$379
Realized gain (loss) on RMBS	(622)	(1,698)
Unrealized gain (loss) on Whole Pool Agency RMBS	5,640	(4,425)
Realized gain (loss) on CMBS	(264)	(119)
Realized gain (loss) on interest rate futures	(2,536)	3,839
Realized and unrealized gain (loss) on TBAs	(5,590)	4,112
Realized and unrealized gain (loss) on residential mortgage loans	1,754	2,051
Realized and unrealized gain (loss) on commercial mortgage loans	—	49
Realized and unrealized gain (loss) on U.S. Treasury securities	—	(86)
Unrealized appreciation (depreciation) on interest rate futures	(2,134)	1,048
Realized gain/(loss) on AOMT MOA	(299)	—
Total realized and unrealized gains (losses), net	$9,368	$5,150

For the six months ended June 30, 2025 and 2024, total realized and unrealized gains (losses), net resulted in a net gains of $9.4 million and $5.2 million, respectively. During the six months ended June 30, 2025, gains on securitization, net of non-recourse securitization obligation, partially offset by losses on TBAs, were the primary drivers of the net gain. In the six months ended June 30, 2024, the net realized and unrealized gain was primarily due to gains on TBAs, interest rate futures, and residential mortgage loans offset by losses on whole pool agency RMBS.

Expenses

Operating Expenses

For the six months ended June 30, 2025 and 2024, our operating expenses were $2.5 million and $3.7 million, respectively. Our operating expenses decreased during the six months ended June 30, 2025 as compared to the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the six months ended June 30, 2025 and 2024, our operating expenses incurred with affiliate were $0.9 million and $1.0 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased versus the comparative period due to achieved resource efficiencies.

Stock Compensation

For the six months ended June 30, 2025 and 2024 our stock compensation expense was $0.5 million and $1.3 million, respectively. Stock compensation expense decreased for the six months ended June 30, 2025 due primarily to the vesting of stock awards granted at our IPO.

Securitization Costs

Securitization costs of $1.9 million were incurred for the six months ended June 30, 2025 in connection with the AOMT 2025-4 and AOMT 2025-6 securitizations. There were $1.6 million of securitization costs incurred for the comparable period in 2024, representing costs incurred in connection with the AOMT 2024-3, AOMT 2024-4, and AOMT 2024-6.

Management Fee Incurred with Affiliate

For the six months ended June 30, 2025 and 2024, our management fee incurred with affiliate was $2.3 million and $2.6 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the six months ended June 30, 2025 as compared to the same period in 2024. The calculation of Equity for the purposes of the Management Agreement includes the addition or subtraction of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP.

Our Portfolio

As of June 30, 2025, our portfolio consisted of approximately $2.5 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of June 30, 2025:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$200,665	$118,619	$82,046	33.3%
Residential mortgage loans in securitization trust	1,902,721	1,767,929	134,792	54.7%
Total whole loan portfolio	$2,103,386	$1,886,548	$216,838	88.0%

Investment securities
RMBS	$361,884	$68,062	$293,822	119.3%
Total investment securities	$361,884	$68,062	$293,822	119.3%

Investments in Majority-Owned Affiliates (1)	$20,992	$—	$20,992	8.5%

Total investment portfolio	$2,486,262	$1,954,610	$531,652	215.8%
Target assets (2)	$2,486,262	$1,954,610	$531,652	215.8%

Cash	$40,500	$—	$40,500	16.4%
Other assets and liabilities (3)	(325,764)	—	(325,764)	(132.2)%
Total	$2,200,998	$1,954,610	$246,388	100.0%

(1)     "Investments in Majority-Owned Affiliates” is held at amortized cost.

(2)     “Target assets” as defined by us excludes U.S. Treasury securities and includes investments in Majority-Owned Affiliates.

(3)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $254.2 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

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

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of June 30, 2025:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$5 - $2,998	$286
Interest rate	3.87% - 15.54%	8.37%
Maturity date	8/8/2039 - 3/31/2065	August 2054
FICO score at loan origination	628 - 850	755
CLTV at loan origination	3.5% - 90.0%	68.6%
DTI at loan origination	2.2% - 50.0%	21.1%
Percentage of first lien loans	N/A	72.9%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	1.1%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$75 - $2,995	$537
Interest rate	3.87%-11.88%	7.4%
Maturity date	8/8/2039 - 9/26/2064	November 2054
FICO score at loan origination	628-822	752
CLTV at loan origination	31.9%-90.0%	71.7%
DTI at loan origination	1.94%-50.0%	31.2%
Percentage of first lien loans	N/A	96.7%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	—%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of June 30, 2025:

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
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2024:

100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

120
80
40
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of June 30, 2025, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of June 30, 2025:

HELOCs and Closed End Seconds, 27%
Investor Loans, 33%
Loans Made to Bank Statement Borrowers, 35%
Just Missed Prime, 5%

HELOCs & Closed End Seconds, 27%
Investor Loans, 33%
Loans Made to Bank Statement Borrowers, 35%
Full Documentation and Other Loans, 5%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of June 30, 2025. Numbers presented may add to more than 100% due to rounding.

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

Residential Mortgage Loans Held in Securitization Trusts

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2025:

($ in thousands)
UPB	$1,949,994
Fair Value	$1,902,721
Number of loans	4,564
Weighted average loan coupon	5.80%
Average loan amount	$427
Weighted average LTV at loan origination and deal date	67.1%
Weighted average credit score at loan origination and deal date	744
Current 3-month constant prepayment rate (“CPR”) (1)	9.9%
Percentage of loans 90+ days delinquent (based on UPB)	1.4%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2025 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2025. Numbers presented may add to more than 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024:

($ in thousands)
UPB	$1,781,311
Fair Value	$1,696,995
Number of loans	4,183
Weighted average loan coupon	5.6%
Average loan amount	$427
Weighted average LTV at loan origination and deal date	67.0%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	7.4%
Percentage of loans 90+ days delinquent (based on UPB)	2.0%

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of June 30, 2025, unless otherwise stated:

	2019 Securitizations	2020 Securitizations	2023 Securitizations	2024 Securitizations	2025 Securitizations
	($ in thousands)
UPB of loans	$266,418	$141,846	$1,033,497	$1,092,647	$348,086
Number of loans	983	445	2,026	2,537	727
Weighted average loan coupon	7.14%	5.81%	5.21%	5.75%	7.65%
Average loan amount	$271	$319	$510	$431	$479
Weighted average LTV at loan origination and deal date	68.2%	74.1%	67.7%	68.0%	71.8%
Weighted average credit score at loan origination and deal date	708	720	732	736	751
Current 3-month CPR (1)	10.5%	8.9%	12.7%	11.9%	12.0%
90+ day delinquency (as a % of UPB)	9.2%	2.3%	3.6%	2.0%	—%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.3%	0.7%	3.3%	2.0%	—%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	46.6%	74.1%	65.1%	68.3%	—%
Fair value of first loss piece (3)	$19,582	$23,447	$11,151	$18,026	$5,608
Investment thickness (4)	23.83%	21.87%	8.17%	9.63%	5.00%

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

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2024, unless otherwise stated:

	2019 Securitizations	2020 Securitizations	2023 Securitizations	2024 Securitizations
	($ in thousands)
UPB of loans	$286,875	$148,016	$1,093,694	$1,153,975
Number of loans	1053	466	2122	2629
Weighted average loan coupon	7.19%	5.83%	5.23%	5.79%
Average loan amount	$272	$318	$515	$439
Weighted average LTV at loan origination and deal date	69%	74%	68%	69%
Weighted average credit score at loan origination and deal date	708	719	732	737
Current 3-month CPR (1)	10.1%	13.2%	7.4%	9.1%
90+ day delinquency (as a % of UPB)	8.3%	4.0%	2.6%	1.6%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.3%	1.3%	2.5%	2.1%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.2%	—%	67.0%	70.2%
Fair value of first loss piece (3, 4)	$19,226	$23,405	$10,995	$18,650
Investment thickness (5)	21.92%	20.96%	7.77%	9.59%

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

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of June 30, 2025:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$12,831	$—	$12,831	$11,172	$—	$11,172	$1,659	$—	$1,659
Subordinate	80,509	—	80,509	25,874	—	25,874	54,635	—	54,635
Interest only / excess	10,992	—	10,992	—	—	—	10,992	—	10,992
Whole pool (2)	—	257,552	257,552	—	—	—	—	257,552	257,552
Retained RMBS in VIEs (3)	—	—	—	31,016	—	31,016	(31,016)	—	(31,016)
Subtotal	$104,332	$257,552	$361,884	$68,062	$—	$68,062	$36,270	$257,552	$293,822
Investment in Majority Owned Affiliates	$20,992	$—	$20,992	$—	$—	$—	$20,992	$—	$20,992
Total	$125,324	$257,552	$382,876	$68,062	$—	$68,062	$57,262	$257,552	$314,814

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of June 30, 2025 were purchased from a broker to whom the Company owed approximately $254.2 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $178.3 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of June 30, 2025:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value as of March 31, 2025	$12,879	$73,103	$11,228	$301,062	$398,272
Acquisitions:
Retained bonds received in securitizations	—	7,493	586	—	$8,079
Third party securities	—	—	—	254,228	$254,228
Effect of principal payments / called deals	—	(196)	—	(305,569)	$(305,765)
IO and excess servicing prepayments	—	—	(264)	—	$(264)
Changes in fair value, net	(48)	109	(558)	7,831	$7,334
Ending fair value as of June 30, 2025	$12,831	$80,509	$10,992	$257,552	$361,884

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2024:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value as of December 31, 2023	$10,972	$55,665	$13,059	$392,362	$472,058
Acquisitions:
Retained bonds received in securitizations	2,420	14,757	1,838	—	19,015
Third party securities	—	—	—	938,430	938,430
Effect of principal payments / called deals	(1,080)	—	—	(1,125,653)	(1,126,733)
IO and excess servicing prepayments	—	—	(1,974)	—	(1,974)
Changes in fair value, net	423	3,127	(415)	(3,688)	(553)
Ending fair value as of December 31, 2024	$12,735	$73,549	$12,508	$201,451	$300,243

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2025 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of June 30, 2025)

Note: No state in “Other” represents more than a 3% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2025. Numbers presented may add to more than 100% due to rounding.

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2024 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2024)

Note: No state in “Other” represents more than a 3% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2024. Numbers presented may add to more than 100% due to rounding.

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, securitizations of our whole loans, and our ATM Program (as defined below). Additionally, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 2029 Notes. We have deployed the majority of the net proceeds from the offering of our 2029 Notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets substantially sourced from our affiliated proprietary mortgage lending platform and other target assets through the secondary market in a manner consistent with our strategy and investment guidelines. Additionally, we used the net proceeds from the offering of our 2029 Notes to repurchase 1,707,922 shares of our common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately $20.0 million. Furthermore, in May 2025, we closed an underwritten public offering and sale of, and issued, $42.5 million in aggregate principal amount of our 2030 Notes. We used the majority of the net proceeds from the offering of our 2030 Notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets in a manner consistent with our strategy and investment guidelines. Our financing sources historically have included the foregoing, as well as capital contributions from our investors prior to our IPO, and the proceeds from our IPO and concurrent private placement (which capital has all been deployed). Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.

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

Description of Existing Financing Arrangements

As of June 30, 2025, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.1 billion. During the quarter ended June 30, 2025, we renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods. Borrowings under warehouse loan financing lines (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.

Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of June 30, 2025, the advance rates (when required) of our three active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price for a specific loan financing facility as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of June 30, 2025 was $10.0 million.

A description of each loan financing facility in place during the quarter ended June 30, 2025 is set forth as follows:

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

Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of June 30, 2025, the termination date of the master repurchase agreement was December 25, 2025, unless terminated earlier pursuant to the terms of the master repurchase agreement.

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

The following table sets forth the details of our financing lines as of each of June 30, 2025 and December 31, 2024:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		June 30, 2025	December 31, 2024
			(in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.65% - 2.10%	$77,603	$100,711
Global Investment Bank 2 (2)	1 month Term SOFR	1.75% - 3.35%	143	15,111
Global Investment Bank 3 (3)	Compound SOFR	1.90% - 4.75%	40,873	13,637
Total			$118,619	$129,459

(1)     On June 24, 2025, this financing facility was extended through December 25, 2025 in accordance with the terms of the agreement, which contemplates six-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility is extended through March 27, 2026. On October 25, 2024, the facility was amended to, among other changes, reduced the interest rate pricing spread to a range from 1.75% and 3.35%; prior to this amendment, the interest rate pricing spread was a range from 2.10% and 3.45%.

(3)     On November 1, 2024, the facility’s termination date was extended to November 1, 2025. In addition, the base interest rate spread was reduced to a range from 1.90% to 4.75% and the index spread adjustment of 20 basis points was eliminated; prior to this extension, the base interest rate pricing spread was a range from 2.00% to 4.50%.
The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2025:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$77,603	$522,397

Global Investment Bank 2	250,000	143	249,857
Global Investment Bank 3	200,000	40,873	159,127

Total	$1,050,000	$118,619	$931,381

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

The following table sets forth certain characteristics of our short-term repurchase facilities as of June 30, 2025 and December 31, 2024:

June 30, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	(in thousands)
AOMT RMBS (1)	$68,062	5.85%	11

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	(in thousands)
AOMT RMBS (1)	$50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of both June 30, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q2 2023	$340,701	$101,731	$340,701
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656
Q1 2024	193,493	69,254	193,493
Q2 2024	201,051	66,804	201,051
Q3 2024	102,876	57,842	102,876
Q4 2024	50,555	53,412	51,843
Q1 2025	148,467	62,631	148,467
Q2 2025	$68,062	$71,980	$148,467

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

Securitization Transactions

In May 2025, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans, approximately 17% of which were mortgage loans originated by our affiliated mortgage origination companies, secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2025-6 issued approximately $349.7 million in face value of bonds. Our proportionate share of 24.94% of the retained bonds and investments in MOAs was approximately $8.1 million, including a retained premium on issuance of approximately $2.7 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $73.1 million and retained cash of $9.2 million, which was used for operational purposes.

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

We derecognized the mortgage loans sold in AOMT 2024-13 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of June 30, 2025.

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

We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of June 30, 2025.

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

We derecognized the mortgage loans sold in AOMT 2024-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of June 30, 2025.

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

We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of June 30, 2025.

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

We derecognized the mortgage loans sold in AOMT 2024-3 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of June 30, 2025.

Notes Offerings

In May 2025, we closed an underwritten public offering and sale of, and issued, $42.5 million in aggregate principal amount of our 2030 Notes. The 2030 Notes bear interest at a rate of 9.750% per annum, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on September 1, 2025. The 2030 Notes will mature on June 1, 2030, unless earlier redeemed or repurchased by us. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of, premium, if any, and interest on the 2030 Notes, whether at the stated maturity, upon acceleration, call for redemption or otherwise. We may redeem the 2030 Notes in whole or in part at any time or from time to time at our option on or after June 1, 2027, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of us, we must make an offer to repurchase all outstanding 2030 Notes at a price in cash equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

On July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 2029 Notes. The 2029 Notes bear interest at a rate of 9.500% per annum, payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year. The 2029 Notes will mature on July 30, 2029, unless earlier redeemed or repurchased by us. The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal of, premium, if any, and interest on the 2029 Notes, whether at the stated maturity, upon acceleration, call for redemption or otherwise. We may redeem the 2029 Notes in whole or in part at any time or from time to time at our option on or after July 30, 2026 at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of us, we must make an offer to repurchase all outstanding 2029 Notes at a price in cash equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75 million, through an “at the market” equity offering program (the “ATM Program”). The Company issued and sold 215,622 shares of common stock through the ATM Program during the three and six months ended June 30, 2025 for gross proceeds of $2.2 million, receiving net proceeds of $2.2 million. The Company paid $44 thousand in commissions to the agents under the ATM Program in connection with such sales during the three and six months ended June 30, 2025. As of June 30, 2025, the Company had approximately $71 million of gross proceeds available for issuance under the ATM Program and Sales Agreement.

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

Cash Availability

Cash and cash equivalents

Our cash balance as of June 30, 2025 was sufficient to meet our liquidity covenants under our financing facilities and the 2029 Notes and 2030 Notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. There was no margin collateral required as of June 30, 2025 or December 31,2024. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $3.9 million as of June 30, 2025 was comprised of: $2.7 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $1.2 million.

Restricted cash of approximately $2.1 million as of December 31, 2024 was comprised of: $0.8 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2024.

Cash Flows

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash flows provided by (used in) operating activities	$(181,103)	$16,014
Cash flows provided by (used in) investing activities	(5,769)	(11,061)
Cash flows provided by financing activities	188,346	(3,347)
Net increase in cash and restricted cash	$1,474	$1,606

The cash used in operating activities of $181.1 million for the six months ended June 30, 2025 as compared to the cash provided of $16.0 million for the six months ended June 30, 2024 was primarily due to the volume of residential mortgage loans purchased from non affiliates during the first six months of 2024, as compared to the first six months of 2025.

The use of investing cash flows of $5.8 million for the six months ended June 30, 2025 as compared to cash used in investing activities of $11.1 million for the six months ended June 30, 2024 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period of 2024.

Financing cash flows provided $188.3 million for the six months ended June 30, 2025 as compared to $3.3 million used in the six months ended June 30, 2024 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended June 30, 2025.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)
adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Fourth Amended and Restated Bylaws of the Company, effective as of February 27, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025)
4.1
Second Supplemental Indenture, dated as of May 21, 2025, among Angel Oak Mortgage REIT, Inc., as issuer, Angel Oak Mortgage Operating Partnership, LP, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 21, 2025)

4.2		Form of 9.750% Senior Notes due 2030 (including the notation of guarantee) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 21, 2025)
22.1	†	List of Guarantor Subsidiaries
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

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
ANGEL OAK MORTGAGE REIT, INC.

Date: August 6, 2025	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)