Form 10-Q
period 2025-09-30
Angel Oak Mortgage REIT, Inc.
filed 2025-11-06
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,914,035 shares of common stock, $0.01 par value per share, outstanding as of November 6, 2025.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	September 30, 2025	December 31, 2024
ASSETS
Residential mortgage loans - at fair value	$425,775	$183,064
Residential mortgage loans in securitization trusts - at fair value	1,862,330	1,696,995
RMBS - at fair value	235,024	300,243
Cash and cash equivalents	51,598	40,762
Restricted cash	1,833	2,131
Principal and interest receivable	14,781	8,141
TBA securities and interest rate futures contracts - at fair value	1,944	1,515
Other assets	44,825	36,918
Total assets	$2,638,110	$2,269,769

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable	$342,608	$129,459
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,726,657	1,593,612
Securities sold under agreements to repurchase	54,041	50,555
Senior unsecured notes	88,795	47,740
TBA securities and interest rate futures contracts - at fair value	1,309	—
Due to broker	153,819	201,994
Accrued expenses	1,952	2,291
Accrued expenses payable to affiliate	588	766
Interest payable	2,173	934
Income taxes payable	163	2,785
Management fee payable to affiliate	1,840	666
Total liabilities	$2,373,945	$2,030,802

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. As of September 30, 2025: 350,000,000 shares authorized, 24,914,035 shares issued and outstanding. As of December 31, 2024: 350,000,000 shares authorized, 23,500,175 shares issued and outstanding.	$249	$234
Additional paid-in capital	474,154	461,057
Accumulated other comprehensive income (loss)	(996)	(3,475)
Retained earnings (deficit)	(209,242)	(218,849)
Total stockholders' equity	$264,165	$238,967
Total liabilities and stockholders' equity	$2,638,110	$2,269,769

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)
.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
INTEREST INCOME, NET
Interest income	$36,659	$27,444	$104,620	$78,558
Interest expense	26,479	18,424	74,414	51,495
NET INTEREST INCOME	$10,180	$9,020	$30,206	$27,063

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(6,557)	$(6,335)	$(12,238)	$(14,527)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	11,280	35,172	26,329	48,514
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$4,723	$28,837	$14,091	$33,987

EXPENSES
Operating expenses	$1,117	$1,541	$3,653	$5,282
Operating expenses incurred with affiliate	510	472	1,379	1,444
Stock compensation	398	604	930	1,864
Securitization costs	—	—	1,866	1,583
Management fee incurred with affiliate	1,161	1,204	3,454	3,810
Total operating expenses	$3,186	$3,821	$11,282	$13,983

INCOME (LOSS) BEFORE INCOME TAXES	$11,717	$34,036	$33,015	$47,067
Income tax expense (benefit)	307	2,832	307	3,261
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$11,410	$31,204	$32,708	$43,806
Other comprehensive income (loss)	3,665	2,706	2,479	4,534
TOTAL COMPREHENSIVE INCOME (LOSS)	$15,075	$33,910	$35,187	$48,340

Basic earnings (loss) per common share	$0.49	$1.31	$1.40	$1.79
Diluted earnings (loss) per common share	$0.46	$1.29	$1.36	$1.76

Weighted average number of common shares outstanding:
Basic	23,043,587	23,757,039	23,320,200	24,445,105
Diluted	24,560,881	24,079,247	24,014,840	24,778,465

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholder's equity as of June 30, 2025	$238	$463,580	$(4,661)	$(212,768)	$246,389
Issuance of common stock, net of issuance costs	11	10,176	—	—	10,187
Dividends paid on common stock	—	—	—	(7,839)	(7,839)
Dividends accrued on unvested performance shares	—	—	—	(45)	(45)
Stock compensation	—	398	—	—	398
Unrealized gain (loss) on RMBS and CMBS	—	—	3,665	—	3,665
Net income (loss)	—	—	—	11,410	11,410
Stockholders' equity as of September 30, 2025	$249	$474,154	$(996)	$(209,242)	$264,165

	Three Months Ended September 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of June 30, 2024	$249	$478,328	$(3,147)	$(219,624)	$255,806
Issuance of common stock, net of issuance costs	2	2,250	—	—	2,252
Repurchase of shares of common stock	(17)	(19,933)	—	—	(19,950)
Dividends paid on common stock	—	—	—	(7,524)	(7,524)
Stock compensation	—	604	—	—	604
Unrealized gain (loss) on RMBS and CMBS	—	—	2,706	—	2,706
Net income (loss)	—	—	—	31,204	31,204
Stockholders’ equity as of September 30, 2024	$234	$461,249	$(441)	$(195,944)	$265,098

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967
Issuance of common stock, net of issuance costs	15	12,167	—	—	12,182
Dividends paid on common stock	—	—	—	(22,964)	(22,964)
Dividends accrued on unvested performance shares	—	—	—	(137)	(137)
Stock compensation	—	930	—	—	930
Unrealized gain (loss) on RMBS and CMBS	—	—	2,479	—	2,479
Net income (loss)	—	—	—	32,708	32,708
Stockholders’ equity as of September 30, 2025	$249	$474,154	$(996)	$(209,242)	$264,165

	Nine Months Ended September 30, 2024
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Issuance of common stock, net of issuance costs	2	2,250	—	—	2,252
Repurchase of shares of common stock	(17)	(19,933)	—	—	(19,950)
Dividends paid on common stock	—	—	—	(23,514)	(23,514)
Stock compensation	—	1,864	—	—	1,864
Unrealized gain (loss) on RMBS and CMBS	—	—	4,534	—	4,534
Net income (loss)	—	—	—	43,806	43,806
Stockholders’ equity as of September 30, 2024	$234	$461,249	$(441)	$(195,944)	$265,098
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,708	$43,806
Adjustments to reconcile net income (loss) to net cash provided or (used in) operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	12,238	14,527
Net unrealized (gain) loss on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(26,329)	(48,514)
Amortization of debt issuance costs	559	246
Net amortization of premiums and discounts on mortgage loans	2,754	1,989
Accretion of non-recourse securitized obligation discount	3,278	3,455
Accretion of discount on U.S. Treasury securities	(61)	(548)
Stock compensation	930	1,864
Purchases of residential mortgage loans from affiliates	(119,776)	(182,200)
Purchases of residential mortgage loans from non-affiliates	(523,547)	(243,634)
Sale of residential mortgage loans	1,279	3,118
Sale of residential mortgage loans into affiliate's securitization trust	83,669	66,107
Principal payments on residential mortgage loans	29,390	15,475
Principal payments on residential mortgage loans in securitization trusts	172,156	122,311
Net change in:
Margin (paid) received from interest rate futures contracts and TBAs	(7,559)	4,618
Principal and interest receivable on residential mortgage loans	(6,640)	868
Other assets	(8,640)	(1,461)
Management fee payable to affiliate	1,174	(1,367)
Accrued expenses	(430)	1,015
Accrued expenses payable to affiliate	(223)	(91)
Income tax payable	(2,622)	1,544
Interest payable	1,238	492
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(354,454)	(196,380)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(8,352)	(5,733)
Purchases of investments in whole pool agency RMBS, trading	(758,316)	(935,573)
Sale of investments in RMBS, available for sale	27,726	—
Sale of investments in whole pool agency RMBS, trading	759,306	927,047
Purchase of investments in U.S. Treasury securities	(74,939)	(349,595)
Investments in majority-owned affiliates	—	(2,253)
Principal payments on RMBS and CMBS securities	448	2,122
Maturities of U.S. Treasury securities	75,000	450,000
Principal payments on commercial mortgage loans	12	25
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,885	86,040

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of common stock, net of expenses	12,182	2,252
Dividends paid to common stockholders	(22,964)	(23,514)
Principal payments on non-recourse securitization obligation	(172,156)	(122,070)
Cash paid for debt issuance costs	(666)	(1,013)
Proceeds from securitizations	269,915	274,793
Net proceeds from (payments on) securities sold under agreements to repurchase	3,486	(90,780)
Net proceeds from (payments on) notes payable	213,149	42,432
Net proceeds from issuance of senior notes	41,161	48,425
Repurchase of common stock	—	(19,950)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	344,107	110,575

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10,538	235
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	42,893	44,496
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$53,431	$44,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$60,104	$46,386

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation

Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company,” “we,” “our” or “us”) is a real estate finance company focused on acquiring and investing in first lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly originated non-QM loans that are primarily made to higher quality borrowers and sourced from the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators “Angel Oak Mortgage Lending”) and other originators. The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

Use of Estimates

The preparation of financial statements requires the Company to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., fair value changes due to inputs and underlying assumptions as described in Note 8 — Fair Value Measurements, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from the Company’s estimates and the differences could be material.

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

Segment Reporting

Operating segments are defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s CODM is its Chief Executive Officer, Mr. Sreeniwas Prabhu. The Company has determined it currently operates in a single operating segment and has one reportable segment, which is to acquire, invest in, and finance mortgage‑related assets. The CODM reviews net income, net interest income (interest income less interest expense) earned on its portfolio of residential mortgage loans, residential mortgage loans in securitization trusts, RMBS, and other assets as presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Net interest income as used by the CODM in this context is consistent with that presented within the Company’s consolidated financial statements. Segment assets are reflected on the accompanying Balance Sheet as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions for which the Company is the primary beneficiary currently outstanding as of September 30, 2025 and December 31, 2024:

As of:	September 30, 2025	December 31, 2024
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$1,893,465	$1,781,311
Fair value adjustment for residential mortgage loans in securitization trusts	(31,135)	(84,316)
Residential mortgage loans in securitization trusts, at fair value	$1,862,330	$1,696,995

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$1,730,940	$1,630,083
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(4,283)	(36,471)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$1,726,657	$1,593,612
Weighted average coupon rate for residential mortgage loans in securitization trusts	5.70%	5.56%
Weighted average fixed rate for Non-recourse securitization obligation issued	4.13%	3.86%

For the period ended:	September 30, 2025	December 31, 2024
	(in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$2,611,290	$2,326,980
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	$2,464,868	$2,194,774
Face amount of Senior Support Certificates received by the Company, at deal date	$146,422	$132,206
Cash received, at deal date	$297,972	$273,266

During the three months ended September 30, 2025, the Company did not issue and retain bonds on our consolidated balance sheets for any securitization transaction for which the Company was the primary beneficiary. For the nine months ended September 30, 2025, the Company and its affiliates issued and sold bonds with a current face value of $261.3 million to third-party investors for proceeds of $271.7 million, before offering costs and accrued interest. The sold bonds are included in “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $1.9 billion and $1.8 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets, respectively. As of September 30, 2025 and December 31, 2024, the aggregate carrying value of bonds issued by consolidated VIEs was $1.7 billion and $1.6 billion, respectively. These bonds issued are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which the Company is not the primary beneficiary are either classified as “available for sale” upon receipt and are included in “RMBS - at fair value”, or are classified as “Other assets” and held at amortized cost on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, and details on the accounting treatment and fair value methodology of the securities can be found in Note 8 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of Angel Oak Mortgage Trust (“AOMT”) securities held by the Company, and Note 12 - Other Assets, for investments that are majority-owned by affiliates (“MOAs”), as of September 30, 2025 and December 31, 2024 that were retained by the Company as a result of these securitization transactions.

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	($ in thousands)
Cost	$420,851	$183,149

Unpaid principal balance	$407,614	$178,373
Net premium on mortgage loans purchased	13,237	4,776
Change in fair value	4,924	(85)
Fair value	$425,775	$183,064

Weighted average interest rate	7.98%	7.39%

Weighted average remaining contractual maturity (years)	29.5	30.0

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At times, various forms of margin maintenance may be required by certain financing facility counterparties. See Note 5 — Financing.

The following table sets forth data regarding the number of residential mortgage loans secured by residential real property ninety (90) or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of September 30, 2025 and December 31, 2024:

As of:	September 30, 2025	December 31, 2024
	($ in thousands)
Number of mortgage loans 90 or more days past due	1	—
Recorded investment in mortgage loans 90 or more days past due	$497	$—
Unpaid principal balance of loans 90 or more days past due	$473	$—

Number of mortgage loans in foreclosure	1	—
Recorded investment in mortgage loans in foreclosure	$640	$—
Unpaid principal balance of loans in foreclosure	$623	$—

4.    Investment Securities

As of September 30, 2025, investment securities were comprised of: (i) non‑agency RMBS (“AOMT RMBS”) and (ii) Freddie Mac and Fannie Mae whole pool agency RMBS (“Whole Pool Agency RMBS”, and together with AOMT RMBS, “RMBS”).

In September 2025, the Company in conjunction with the Company’s affiliates exercised its call rights on the AOMT 2019-2 and AOMT 2019-4 securitizations and subsequently re-securitized the underlying loans in AOMT 2025-R1. This transaction resulted in $19.4 million of cash which was used for new loan purchases and other accretive uses, and $7.3 million of non-performing loans that are classified as held for sale and recorded in other assets. See Note 8 — Fair Value Measurements and Note 12 — Other Assets.

The following table sets forth a summary of RMBS at cost as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
AOMT RMBS	$80,249	$101,801
Whole Pool Agency RMBS	$153,819	$201,994

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables sets forth certain information about the Company’s investments in RMBS at fair value as of September 30, 2025:

September 30, 2025	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$13,246	$(2,394)	$10,852
Subordinate	56,382	(12,354)	44,028
Interest Only/Excess	10,258	—	10,258
Retained RMBS in VIEs (2)	—	(39,293)	(39,293)
Total AOMT RMBS	$79,886	$(54,041)	$25,845
Whole Pool Agency RMBS (3)
Fannie Mae	$126,970	$—	$126,970
Freddie Mac	28,168	—	28,168
Total Whole Pool Agency RMBS	$155,138	$—	$155,138
Total RMBS	$235,024	$(54,041)	$180,983

(1)     AOMT RMBS held as of September 30, 2025 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions. AOMT RMBS are available for sale securities.

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

(3)     The whole pool RMBS presented as of September 30, 2025 were purchased from a broker to whom the Company owes approximately $154 million, payable upon the settlement date of the trade. Whole Pool Agency RMBS are trading securities. See Note 6 - Due to Broker.

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

5.    Financing

The Company has the ability to finance residential and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some agreements include upfront fees, fees on unused balances, covenants and concentration limits on types of collateral pledged which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of September 30, 2025 or December 31, 2024.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of the Company’s financing as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025					December 31, 2024
	Current Face	Carrying Value	Stated Maturity	Base/Fixed Interest Rate	Interest Rate Pricing Spread	Carrying Value
Notes payable
Multinational Bank 1 (1)	$252,100	$252,100	March 2026	Average Daily SOFR	1.65% - 2.10%	$100,711
Global Investment Bank 2 (2)	143	143	March 2026	1 Month Term SOFR	1.75% - 3.35%	15,111
Global Investment Bank 3 (3)	90,365	90,365	September 2026	Compound SOFR	1.75% - 4.75%	13,637
Total Notes Payable Financing	$342,608	$342,608				$129,459

Non-recourse securitization obligation, at fair value	$1,730,940	$1,726,657	N/A	4.13%		$1,593,612

Securities sold under agreements to repurchase	$54,041	$54,041	October 2025	5.92%		$50,555

Senior Unsecured Notes
June 2030 Senior Unsecured Notes	$42,500	$40,681	June 2030	9.75%		$—
July 2029 Senior Unsecured Notes	50,000	48,114	July 2029	9.50%		47,740
Total Senior Unsecured Notes	$92,500	$88,795				$47,740

Total Financing	$2,220,089	$2,212,101				$1,821,366

(1)     On September 25, 2025, this financing facility was extended through March 25, 2026 in accordance with the terms of the agreement, which contemplates six-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility is extended through March 27, 2026. On October 10, 2025, the facility was amended to, reduce the interest rate pricing spread to a range of 1.65% to 2.40%; prior to this amendment, the interest rate pricing spread was a range of 1.75% to 3.35%.

(3)     On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75%to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.

The following table sets forth the total unused borrowing capacity of each financing line as of September 30, 2025:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$252,100	$347,900
Global Investment Bank 2	250,000	143	249,857
Global Investment Bank 3	200,000	90,365	109,635
Total	$1,050,000	$342,608	$707,392

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 9.75% Senior Notes due June 2030 (the “2030 Notes”) and $50.0 million principal amount of its 9.50% Senior Notes due July 2029 (the “2029 Notes”and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May, 2025 in a public offering for net proceeds of approximately$40.6 million and the 2029 Notes were issued in July, 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of September 30, 2025 ($ in thousands).

Senior Unsecured Notes (1)	Principal Amount	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,681	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	$50,000	$48,114	July 2029	July 2026	9.50%

(1)     The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal, premium, if any, and interest on the Senior Unsecured Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.
(2)     The Company has the option to redeem the Senior Unsecured Notes earlier than the maturity date.
(3)     The Company may redeem the Senior Unsecured Notes in whole or in part at any time on or after the optional redemption date, at a redemption price equal to 100% of the outstanding principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of the Company, the Company must make an offer to repurchase all outstanding Senior Unsecured Notes at a price in cash equal to 101% of the principal amount of the Senior Unsecured Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
(4)     The 2030 Notes bear interest at a rate equal to 9.75% per year, payable in cash quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on September 1, 2025. The 2029 Notes bear interest at a rate equal to9.50% per year, payable in cash quarterly in arrears on January 30, April 30, July 30 and October 30 of each year.

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and nine months ended September 30, 2025 and September 30, 2024 ($ in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Coupon interest expense	$2,223	$884	$5,070	$884
Amortization expense	221	109	559	109
Total interest expense	$2,445	$993	$5,629	$993

At September 30, 2025 and September 30, 2024, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $0.9 million, respectively.

At September 30, 2025 and September 30, 2024, the unamortized deferred debt issuance cost was $1.3 million and $0.9 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Securities Sold Under Agreements to Repurchase

Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $1.2 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of September 30, 2025 and December 31, 2024:

September 30, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	54,041	5.92%	16

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
AOMT RMBS (1)	50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of both September 30, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

6.    Due to Broker

The “Due to broker” account on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively, in the amounts of $153.8 million and $202.0 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the third and fourth quarters of 2025 and 2024, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled during October 2025 and January 2025, respectively, at which time these assets were simultaneously sold.

The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled as they are noncash transactions.

7.    Derivative Financial Instruments

In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of September 30, 2025 and December 31, 2024 included interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts as of September 30, 2025 and December 31, 2024 included $0.6 million and $0.9 million, respectively.

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

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of September 30, 2025 and December 31, 2024:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
September 30, 2025	Interest rate futures	3,119	$1,944	$—	$—	$311,900
September 30, 2025	TBAs	N/A	$—	$1,309	$—	$152,300

December 31, 2024	Interest rate futures	2,800	$987	$—	$—	$280,000
December 31, 2024	TBAs	N/A	$528	$—	$—	$213,400

The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and September 30, 2024 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended September 30, 2025	Interest rate futures	$(3,100)	$3,091
Three Months Ended September 30, 2025	TBAs	$(70)	$1,899

Three Months Ended September 30, 2024	Interest rate futures	$(4,461)	$1,184
Three Months Ended September 30, 2024	TBAs	$3,115	$(1,235)

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Nine Months Ended September 30, 2025	Interest rate futures	$(5,636)	$957
Nine Months Ended September 30, 2025	TBAs	$(1,924)	$(1,837)

Nine Months Ended September 30, 2024	Interest rate futures	$(622)	$2,232
Nine Months Ended September 30, 2024	TBAs	$5,238	$753

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

As of September 30, 2025, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K. Included in Note 10 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

The Company’s “investments in majority-owned affiliates” included in other assets (see Note 12 — Other Assets) and a portion of “non-recourse securitization obligation, collateralized by residential mortgage loans” are held at amortized cost. The fair value of these assets and liabilities is disclosed further below in the section titled “Assets and Liabilities Held at Amortized Cost - Fair Value Disclosure”

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$424,703	$1,072	$425,775
Residential mortgage loans in securitization trusts	—	1,835,074	27,256	1,862,330
Investments in securities
AOMT RMBS (1)	—	79,886	—	79,886
Whole Pool Agency RMBS	—	155,138	—	155,138
U.S. Treasury Securities	—	—	—	—
Other Assets, at fair value (2)	—	10,065	7,300	17,365
Unrealized appreciation on futures contracts	—	—	—	—
Unrealized appreciation on TBAs	—	—	—	—
Total assets, at fair value	$—	$2,504,866	$35,628	$2,540,494

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,369,346	$—	$1,369,346
Unrealized depreciation on futures contracts	(1,944)	—	—	(1,944)
Unrealized depreciation on TBAs	1,309	—	—	1,309
Total liabilities, at fair value	$(635)	$1,369,346	$—	$1,368,711

(1)     AOMT RMBS held as of September 30, 2025 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)     Includes Commercial Loans, AOMT commercial mortgage backed securities (“CMBS”) assets, and loans held for sale. All AOMT CMBS held as of September 30, 2025 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2025, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.73 billion and $1.67 billion, respectively, a difference of approximately $57.1 million (we have elected to hold our non-recourse securitization obligations at fair value, with the exception of AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $52.8 million. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of September 30, 2025 was approximately $21.2 million and $17.2 million, respectively. The amortized cost and fair value of these investments as of December 31, 2024 was approximately $20.6 million and $16.6 million, respectively.

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

The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of September 30, 2025 and December 31, 2024, respectively:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended (in thousands)	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year Ended (1):
September 30, 2025	$119,776	285	61

December 31, 2024	$255,368	558	83

(1)     Excludes loans held in consolidated securitizations.

Securitization Transactions and Majority-Owned Affiliate

From time to time, the Company participates in securitization transactions with other affiliates of Angel Oak Capital. See Note 2 — Variable Interest Entities, “VIEs for Which the Company is Not the Primary Beneficiary” and Note 12 — Other Assets.

Management Fee

The Company and the Operating Partnership have entered into an Amended and Restated Management Agreement with the Manager, dated as of May 1, 2024 (the “Management Agreement”). On October 1, 2025, the Company, the Operating Partnership, and the Manager, entered into a new management agreement (the “New Management Agreement”) to supersede and replace in its entirety the Management Agreement. Per the Management Agreement, on a quarterly basis in arrears, the Company shall pay its Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement). The New Management Agreement did not modify any provisions relating to the management fee or its calculation provided for in the Management Agreement.

Incentive Fee

Under the Management Agreement, the Manager is also entitled to an incentive fee, which is calculated and payable in cash with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears in an amount, not less than zero, equal to the excess of (1) the product of (a) 15% and (b) the excess of (i) the Company’s Distributable Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) the Company’s Equity in the previous 12-month period, and (B) 8% per annum, over (2) the sum of any incentive fee earned by the Manager with respect to the first three calendar quarters of such previous 12-month period. To date, no incentive fee has been earned. The New Management Agreement did not modify any provisions relating to the incentive fee or its calculation provided for in the Management Agreement.

Operating Expense Reimbursements

The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. The New Management Agreement continues to require the Company to pay the Manager reimbursements for certain general and administrative expenses. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.    Commitments and Contingencies

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2025, the Company was not aware of any legal claims that could materially impact its financial condition. As of September 30, 2025, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of September 30, 2025 the Company had total purchase commitments of $186.8 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2024, the Company had total purchase commitments of $152.6 million related to both Angel Oak Mortgage Lending and third parties.

11.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three and nine months ended September 30, 2025 and 2024, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
	(in thousands)
AOCI balance, beginning of period	$(4,661)	$(3,147)
Net unrealized gain/(loss) on AFS securities	3,665	2,706
AOCI balance, end of period	$(996)	$(441)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(in thousands)
AOCI balance, beginning of period	$(3,475)	$(4,975)
Net unrealized gain/(loss) on AFS securities	2,479	4,534
AOCI balance, end of period	$(996)	$(441)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Investments in Majority-Owned Affiliates	$21,164	$20,680
Commercial Mortgage Loans, at fair value	5,196	5,214
CMBS, at fair value	4,869	5,593
Deferred tax asset	3,457	3,457
Prepaid expenses	2,217	1,095
Loans held for sale	7,300	—
Protective advances and other assets	622	879
Total other assets	$44,825	$36,918

Investments in Majority-Owned Affiliates

The Company has participated in securitization transactions which involved MOAs in which the Company received investments in each case proportional to its share of the unpaid principal balance of the residential whole loans contributed to the securitizations. The purpose of the MOAs is to retain and hold risk retention bonds issued by the securitization trust. Each MOA is a limited liability company and is accounted for as an equity method investment and held at amortized cost and tested for impairment at least annually utilizing undiscounted cash flows of the underlying bonds. See Note 8 — Fair Value Measurements.

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of September 30, 2025 and December 31, 2024, the cost and unpaid principal balance of the assets was $5.5 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.23% with a weighted average maturity of 10 years, as of September 30, 2025. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of September 30, 2025 or December 31, 2024.

Commercial Mortgage Backed Securities

CMBS are held at fair value. As of September 30, 2025 and December 31, 2024, the cost of these assets were $5.5 million and $6.1 million, with a fair value of $4.9 million and $5.6 million, respectively. There was no repurchase debt held against these assets at September 30, 2025 or December 31, 2024.

Loans Held for Sale

As of September 30, 2025, loans held for sale were $7.3 million and were the result of the Company in conjunction with the Company’s affiliates exercised call rights on the AOMT 2019-2 and AOMT 2019-4 securitizations and subsequent re-securitization of the underlying loans in AOMT 2025-R1 during September 2025. Loans held for sale consist of non-performing loans that are classified as held for sale and recorded in other assets. See Note 4 - Investment Securities and Note 8 — Fair Value Measurements.

13.     Equity

During the three and nine-months ended September 30, 2025, the Company issued and sold 1,061,578 and 1,277,200 shares, respectively, of its common stock through its at-the-market equity offering program (the “ATM Program”) resulting in proceeds of $10.1 million and $12.3 million, respectively, net of commissions and fees. These shares of common stock were issued in SEC registered transactions off the Company’s shelf registration statement. Per the terms of our ATM Program, we may offer and sell shares of our common stock having an aggregate gross proceeds of up to $75.0 million from time to time, of which $60.2 million is available.

14.    Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$11,410	$31,204
Dividends allocated to participating securities	(50)	(38)
Net income (loss) to common stockholders - basic	$11,360	$31,166
Basic weighted average common shares outstanding	23,043,587	23,757,039
Basic earnings (loss) per common share	$0.49	$1.31

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$11,410	$31,204
Dividends allocated to participating securities	(50)	(38)
Net income (loss) to common stockholders - diluted	$11,360	$31,166
Basic weighted average common shares outstanding	23,043,587	23,757,039
Net effect of dilutive equity awards	1,517,294	322,208
Diluted weighted average common shares outstanding	24,560,881	24,079,247
Diluted earnings (loss) per common share	$0.46	$1.29

The following table sets forth the calculation of basic and diluted earnings per share for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$32,708	$43,806
Dividends allocated to participating securities	(89)	(115)
Net income (loss) to common stockholders - basic	$32,619	$43,691
Basic weighted average common shares outstanding	23,320,200	24,445,105
Basic earnings (loss) per common share	$1.40	$1.79

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$32,708	$43,806
Dividends allocated to participating securities	(89)	(115)
Net income (loss) to common stockholders - diluted	$32,619	$43,691
Basic weighted average common shares outstanding	23,320,200	24,445,105
Net effect of dilutive equity awards	694,640	333,360
Diluted weighted average common shares outstanding	24,014,840	24,778,465
Diluted earnings (loss) per common share	$1.36	$1.76

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15.    Subsequent Events

On October 1, 2025, the Company, the Operating Partnership, and the “Manager, entered into the New Management Agreement to supersede and replace in its entirety the Management Agreement. The New Management Agreement was entered into immediately following the closing on October 1, 2025 of the strategic transaction between Angel Oak Companies, LP, an affiliate of the Manager (“Angel Oak Companies”), and Brookfield Asset Management Ltd. (“Brookfield”). The New Management Agreement is substantially and economically similar to the Management Agreement.

On October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with a global investment bank (“Global Investment Bank 4”) through the execution of a Master Repurchase Agreement and Securities Contract (the “Master Repurchase Agreement”). The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Company is subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Master Repurchase Agreement.

On October 10, 2025, the Company amended the Pricing Side Letter of its loan financing facility with Global Investment Bank 2. The interest rate pricing spread was updated from a range of 1.75% to 3.35% to a range of 1.65% to 2.40%, based on collateral type, loan status, dwell time and other factors.

On October 14, 2025, the Company issued AOMT 2025-10, an approximately $274.3 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. The Company issued AOMT 2025-10 as the sole contributor in the securitization. The Company used the proceeds to repay outstanding debt of approximately $237.4 million, and the $22.1 million of cash released is planned to be used for new loan purchases and operational purposes.

On November 6, 2025, the Company declared a dividend of $0.32 per share of common stock, to be paid on November 26, 2025 to common stockholders of record as of November 18, 2025.

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

Factors that could have a material adverse effect on future results and performance relative to those set forth in or implied by the related forward-looking statements, as well as on our business, financial condition, liquidity, results of operations and prospects, include, but are not limited to:

•the effects of adverse conditions or developments in the financial markets and the economy, including as a result of the current U.S. government shutdown, upon our ability to acquire target assets such as non-qualified residential mortgage (“non-QM”) loans, particularly those sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending;

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

General

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly originated non-QM loans that are primarily made to higher quality borrowers and sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending, which currently operates primarily through a wholesale channel and has a national origination footprint, and other originators. We also may invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Further, we also may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

On October 1, 2025, the Company, the Operating Partnership, and our Manager entered into a new management agreement (the “New Management Agreement”) to supersede and replace in its entirety the Amended and Restated Management Agreement, dated as of May 1, 2024 (the “Management Agreement”). The New Management Agreement was entered into immediately following the closing on October 1, 2025 of the strategic transaction between Angel Oak Companies, an affiliate of the Manager, and Brookfield Asset Management Ltd. (“Brookfield”). The New Management Agreement is substantially and economically similar to the Management Agreement, with a revision to the reimbursement for the Company’s Chief Executive Officer, Sreeni Prabhu, and clarification of the considerations for which the Company may decline to renew the New Management Agreement on an annual basis.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

In the third quarter of 2025, the macroeconomic environment was characterized by general resilience despite competing headwinds and tailwinds surrounding inflation, consumer spending, gross domestic product, and continued geopolitical tension. Many of the themes driving uncertainty from earlier in the year persisted in the third quarter of 2025, yet equity markets again finished with quarter over quarter growth compared to the end of the second quarter of 2025. Inflation ticked up from 2.7% to 3.0% from June 2025 to September 2025. Combined with a weakening labor market, the Federal Reserve Bank (“Fed”) elected to cut the federal funds rate at their September meeting by 25 basis points to 4.00% - 4.25%, representing the first cut since December 2024. This was followed by an additional 25 basis point cut in the Fed’s October meeting, bringing the current federal funds rate to 3.75% - 4.00%. The dovish approach was a welcome development for prospective homebuyers, as mortgage rates decreased in line with Fed rate expectations. Current projections are for two more interest rate cuts in 2025, though the recent government shutdown has cast uncertainty on the future rate path. Securitization markets, in particular, demonstrated resilience with robust activity and a continued tightening of execution spreads.

As expected, Treasury yields decreased across two, five, and ten-year terms in the third quarter of 2025. The two-year Treasury yield decreased by approximately 11 basis points since the end of the second quarter of 2025 to 3.62% at the end of the third quarter of 2025, the five-year Treasury yield decreased by approximately 6 basis points since the end of second quarter of 2025 to 3.75% at the end of the third quarter of 2025, and the ten-year Treasury yield decreased by approximately 8 basis points since the end of second quarter of 2025 to 4.15% at the end of the third quarter of 2025.

30 year fixed residential conforming mortgage rates decreased by 47 basis points over the course of the third quarter of 2025 to 6.30% as of the end of the third quarter of 2025 from 6.77% as of the end of the second quarter of 2025. These rates, alongside federal funds rate and Treasury yields, are key benchmarks for the valuation of our portfolio, and a decrease is generally expected to drive a corresponding positive impact to our newly originated asset pricing, consistent with what we observed in the third quarter of 2025. We observed an approximately 63 basis point increase through the end of the third quarter of 2025 versus the second quarter of 2025 in the weighted average price of our residential whole loans portfolio, inclusive of home equity lines of credit (“HELOCs”). This increase in valuation was accompanied by a 78 basis point increase in the third quarter in the weighted average price of our loans in securitization trusts portfolio versus the prior quarter. We expect to continue to purchase newly originated loans and HELOCs, which should continue to support overall portfolio valuations and securitization execution going forward.

Our investment performance

Net Interest Margin (“NIM”). We generated a 12.9% increase in net interest income in the third quarter of 2025 as compared to the third quarter of 2024, supported by the continued acquisition of accretive assets and reductions in financing facility pricing. Compared to the third quarter of 2024, interest income grew by $9.2 million and interest expense grew by $8.1 million, resulting in net interest income growth of $1.2 million in the third quarter of 2025. Interest income grew due to the continued acquisition and securitization of current market non-QM loans. Compared to the second quarter of 2025, net interest income grew by 2.4%, demonstrating that earnings from assets purchased with the proceeds of our May 2025 offering of $42.5 million in aggregate principal amount of our 9.750% Senior Notes due 2030 (the “2030 Notes”) outpaced the incremental interest expense and produced a positive return.

Net realized loss. Our net realized loss for the quarter ended September 30, 2025 was primarily due to realized losses associated with hedging activity, as well as a realized loss associated with the retained RMBS from our AOMT 2019-2 and AOMT 2019-4 securitizations, which were called and re-securitized into AOMT 2025-R1 in the third quarter. Note that the previous unrealized loss on these RMBS was greater than the realized loss, indicating an incrementally positive impact to book value.

Net unrealized gain. Our net unrealized gain for the quarter ended September 30, 2025 was primarily due to increases in valuations of our residential mortgage loans and residential mortgage loans in securitization trusts during the quarter.

Whole loans and securitization activity

During the quarter ended September 30, 2025, we purchased $237.6 million of newly-originated, current market coupon non-QM residential mortgage loans, second lien mortgage loans (residential mortgage loans that are subordinate to the primary or first lien mortgage loans on a residential property, or “Closed-End Seconds”), and HELOCs, with a weighted average coupon of 7.74%, weighted average combined loan-to-value ratio (“CLTV”) of 69.4% and weighted average non-zero credit score of 759.

In September 2025, the Company in conjunction with the Company’s affiliates exercised their call rights on the AOMT 2019-2 and AOMT 2019-4 securitizations and subsequently re-securitized the underlying loans in AOMT 2025-R1. This transaction resulted in $19.4 million of cash, which was used for new loan purchases and other accretive uses, and $7.3 million of non-performing loans that are classified as held for sale and recorded in other assets.

Subsequent to the end of the third quarter, in October 2025, we issued AOMT 2025-10, an approximately $274.3 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2025-10 as the sole contributor in the securitization. We used the proceeds to repay outstanding debt of approximately $237.4 million, and the $22.1 million of cash released is planned to be used for new loan purchases and operational purposes.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.1 billion as of September 30, 2025; Highlights of whole loan financing facilities activity over the third quarter of 2025 are as follows:

•During the quarter ended September 30, 2025, we maintained the same whole loan financing facility lender base as of December 31, 2024.

•During the quarter ended September 30, 2025, we renewed our loan financing facility with Multinational Bank 1 in accordance with the mechanism for six-month renewal periods.
•Subsequent to the quarter ended September 30, 2025, on October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with a global investment bank (“Global Investment Bank 4”) through the execution of a Master Repurchase Agreement and Securities Contract (the “Master Repurchase Agreement”). The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Company is subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Master Repurchase Agreement.

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
Distributable Earnings were a gain of $0.5 million and a loss of $3.4 million for the three months ended September 30, 2025 and 2024, respectively. The primary drivers of the difference of Distributable Earnings as compared to GAAP net income for both of the quarters ended September 30, 2025 and September 30, 2024 were adjustments to remove unrealized gains on residential loans and on residential loans in securitization trusts and non-recourse securitization obligation. Distributable Earnings were a gain of $7.3 million and a loss of $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the primary drivers of the difference between Distributable Earnings and GAAP net income for both periods were adjustments to remove unrealized gains on residential loans in securitization trusts and non-recourse securitization obligation and unrealized gains on residential loans.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Net income (loss) allocable to common stockholders	$11,410	$31,204	$32,708	$43,806
Adjustments:
Net unrealized (gains) losses on trading securities	2,005	(984)	(1,861)	829
Net unrealized (gains) losses on derivatives	(4,990)	51	881	(2,985)
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(3,995)	(26,304)	(20,199)	(28,871)
Net unrealized (gains) losses on residential loans	(4,299)	(7,935)	(5,149)	(17,438)
Net unrealized (gains) losses on commercial loans	—	—	$—	(49)
Stock compensation expense	398	604	930	1,864
Distributable Earnings	$529	$(3,364)	$7,310	$(2,844)

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in thousands)
Annualized Distributable Earnings	$2,116	$(13,460)	$9,747	$(3,793)
Average total stockholders’ equity	$255,276	$260,452	$250,250	$260,083
Distributable Earnings Return on Average Equity	0.8%	(5.2)%	3.9%	(1.5)%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands except for share and per share data)
Total stockholders’ equity	$264,165	$238,967
Number of shares of common stock outstanding at period end	24,914,035	23,500,175
Book value per share of common stock	$10.60	$10.17

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$264,165	$238,967
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	52,770	68,784
Stockholders’ equity including economic book value adjustments	$316,935	$307,751

Number of shares of common stock outstanding at period end	24,914,035	23,500,175
Book value per share of common stock	$10.60	$10.17
Economic book value per share of common stock	$12.72	$13.10

Results of Operations

Three Months Ended September 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
INTEREST INCOME, NET
Interest income	$36,659	$27,444
Interest expense	26,479	18,424
NET INTEREST INCOME	$10,180	$9,020

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(6,557)	$(6,335)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	11,280	35,172
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$4,723	$28,837

EXPENSES
Operating expenses	$1,117	$1,541
Operating expenses incurred with affiliate	510	472
Stock compensation	398	604
Management fee incurred with affiliate	1,161	1,204
Total operating expenses	$3,186	$3,821

INCOME (LOSS) BEFORE INCOME TAXES	$11,717	$34,036
Income tax expense (benefit)	307	2,832
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$11,410	$31,204
Other comprehensive income (loss)	3,665	2,706
TOTAL COMPREHENSIVE INCOME (LOSS)	$15,075	$33,910

Net Interest Income

The following table sets forth the components of net interest income for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025		September 30, 2024
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$5,693	$318,069	$4,659	$263,095
Residential mortgage loans in securitization trusts	26,501	1,882,129	18,580	1,454,736
Commercial mortgage loans	104	5,199	81	5,246
RMBS and Majority-Owned Affiliate	3,692	139,447	3,251	117,965
CMBS	237	5,120	417	6,239
U.S. Treasury securities	—	—	65	6,000
Other interest income	432	43,026	391	40,919
Total interest income	$36,659		$27,444
Interest expense
Notes payable	3,619	235,898	2,830	176,159
Non-recourse securitization obligation, collateralized by residential mortgage loans	19,564	1,746,766	13,731	1,362,039
Repurchase facilities	851	64,557	900	57,842
Senior Unsecured Notes	2,445	88,705	963	40,538
Total interest expense	$26,479		$18,424
Net interest income	$10,180		$9,020

We generated $9.2 million greater interest income for the quarter ended September 30, 2025 than in the comparable period for 2024, driven by increases in both the amount and yields of our target assets. Interest expense increased by $8.1 million for the quarter ended September 30, 2025 compared to the comparable period for 2024, driven by increases in our total borrowings and our 2030 Notes issuance. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 12.9%, or $1.2 million, increase in net interest income for the quarter ended September 30, 2025 than in the comparable period of 2024.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended September 30, 2025 and 2024 are set forth as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$2,729	$25,228
Realized gain (loss) on RMBS	(1,487)	(565)
Unrealized gain (loss) on Whole Pool Agency RMBS	(1,972)	(2,138)
Realized gain (loss) on CMBS	(289)	(67)
Realized gain (loss) on interest rate futures	(3,100)	(4,461)
Realized and unrealized gain (loss) on TBAs	1,829	1,880
Realized and unrealized gain (loss) on residential mortgage loans	4,060	7,789
Realized and unrealized gain (loss) on U.S. Treasury securities	—	(13)
Unrealized appreciation (depreciation) on interest rate futures	3,091	1,184
Realized gain/(loss) on AOMT Majority Owned Affiliates (“MOA”)	(138)	—
Total realized and unrealized gains (losses), net	$4,723	$28,837

For the three months ended September 30, 2025 and 2024, total realized and unrealized gains and (losses), net resulted in net gains of $4.7 million and $28.8 million, respectively. During the three months ended September 30, 2025, realized and unrealized gains on residential mortgage loans, and realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation were the primary drivers of the overall gain to our portfolio. During the three months ended September 30, 2024, realized gains losses on securitization, net of unrealized gain (loss) on non-recourse securitization obligation was the key drivers of the overall gain.

Expenses

Operating Expenses

For the three months ended September 30, 2025 and 2024, our operating expenses were $1.1 million and $1.5 million, respectively. Our operating expenses decreased compared to the comparative period due to a decrease in expenses associated with the acquisition of whole loans in our whole loans portfolio.

Operating Expenses Incurred with Affiliate

For the three months ended September 30, 2025 and 2024, our operating expenses incurred with affiliate were $0.5 million and $0.5 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, were consistent with the three months ended September 30, 2025 compared to the same period of 2024.

Stock Compensation

For the three months ended September 30, 2025 and 2024, our stock compensation expense was $0.4 million and $0.6 million, respectively. Our stock compensation expense decreased for the three months ended September 30, 2025 due primarily to the vesting of stock awards granted at our IPO.
Management Fee Incurred with Affiliate

For the three months ended September 30, 2025 and 2024, our management fee incurred with affiliate was $1.2 million and $1.2 million, respectively. Minor movements are attributable to changes in our average Equity (as defined in the Management Agreement) for the three months ended September 30, 2025 as compared to the same period in 2024. The calculation of Equity for the purposes of the Management Agreement includes the addition or subtraction of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP.

Nine Months Ended September 30, 2025 and 2024

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
INTEREST INCOME, NET
Interest income	$104,620	$78,558
Interest expense	74,414	51,495
NET INTEREST INCOME	$30,206	$27,063

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(12,238)	$(14,527)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	26,329	48,514
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$14,091	$33,987

EXPENSES
Operating expenses	$3,653	$5,282
Operating expenses incurred with affiliate	1,379	1,444
Stock compensation	930	1,864
Securitization costs	1,866	1,583
Management fee incurred with affiliate	3,454	3,810
Total operating expenses	$11,282	$13,983

INCOME (LOSS) BEFORE INCOME TAXES	$33,015	$47,067
Income tax expense (benefit)	307	3,261
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$32,708	$43,806
Other comprehensive income (loss)	2,479	4,534
TOTAL COMPREHENSIVE INCOME (LOSS)	$35,187	$48,340

Net Interest Income

The following table sets forth the components of net interest income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025		September 30, 2024
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$14,243	$279,094	$13,925	$284,211
Residential mortgage loans in securitization trusts	76,700	1,813,488	51,851	1,357,840
Commercial mortgage loans	327	5,204	258	5,231
RMBS and Majority Owned Affiliate	11,022	144,120	9,613	148,677
CMBS	761	5,436	1,097	6,428
U.S. Treasury securities	61	2,222	548	14,528
Other interest income	1,506	46,177	1,266	39,239
Total interest income	$104,620		$78,558
Interest expense
Notes payable	$9,655	213,187	$9,928	199,644
Non-recourse securitization obligation, collateralized by residential mortgage loans	56,261	1,688,158	37,624	1,285,118
Repurchase facilities	2,869	62,830	2,980	64,431
Senior Unsecured Notes	5,629	68,245	963	35,681
Total interest expense	$74,414		$51,495
Net interest income	$30,206		$27,063

Net interest income for the nine months ended September 30, 2025 and 2024 was $30.2 million and $27.1 million, respectively. Net interest income increased in the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher interest income generated by increase balances in our residential mortgage loans in securitization trusts portfolio. Similarly, the increase in interest expense was also driven by the increased balance of our non-recourse securitization obligation, collateralized by residential mortgage loans portfolio during the nine months ended September 30, 2025. The net interest income associated with our residential mortgage loans in securitization trusts portfolio and non-recourse securitization obligation, collateralized by residential mortgage loans portfolio was $20.4 million in the nine months ended September 30, 2025 as compared to $14.2 million in the comparable period of 2024.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the nine months ended September 30, 2025 and 2024 are set forth as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$16,149	$25,607
Realized gain (loss) on RMBS	(2,109)	(2,469)
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	3,668	(6,355)
Realized gain (loss) on CMBS	(553)	(186)
Realized gain (loss) on interest rate futures	(5,636)	(622)
Realized and unrealized gain (loss) on TBAs	(3,761)	5,992
Realized and unrealized gain (loss) on residential mortgage loans	5,813	9,839
Realized and unrealized gain (loss) on commercial mortgage loans	—	48
Realized and unrealized gain (loss) on U.S. Treasury securities	—	(99)
Unrealized appreciation (depreciation) on interest rate futures	957	2,232
Realized gain/(loss) on AOMT MOA	(437)	—
Total realized and unrealized gains (losses), net	$14,091	$33,987

For the nine months ended September 30, 2025 and 2024, total realized and unrealized gains (losses), net resulted in a net gains of $14.1 million and $34.0 million, respectively. During the nine months ended September 30, 2025, realized and unrealized gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation, partially offset by realized losses on RMBS, were the primary drivers of the net gain. In the nine months ended September 30, 2024, the net realized and unrealized gain was primarily due to gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation, and realized and unrealized gains on residential mortgage loans.

Expenses

Operating Expenses

For the nine months ended September 30, 2025 and 2024, our operating expenses were $3.7 million and $5.3 million, respectively. Our operating expenses decreased during the nine months ended September 30, 2025 as compared to the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions, vendor contract negotiations, and a decrease in servicing fees associated with servicing our whole loan portfolio.

Operating Expenses Incurred with Affiliate

For the nine months ended September 30, 2025 and 2024, our operating expenses incurred with affiliate were $1.4 million and $1.4 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, decreased slightly versus the comparative period due to achieved resource efficiencies.

Stock Compensation

For the nine months ended September 30, 2025 and 2024 our stock compensation expense was $0.9 million and $1.9 million, respectively. Stock compensation expense decreased for the nine months ended September 30, 2025 due primarily to the vesting of stock awards granted at our IPO.

Securitization Costs

Securitization costs of $1.9 million were incurred for the nine months ended September 30, 2025 in connection with the AOMT 2025-4 and AOMT 2025-6 securitizations. There were $1.6 million of securitization costs incurred for the comparable period in 2024, representing costs incurred in connection with the AOMT 2024-3, AOMT 2024-4, and AOMT 2024-6 securitizations.

Management Fee Incurred with Affiliate

For the nine months ended September 30, 2025 and 2024, our management fee incurred with affiliate was $3.5 million and $3.8 million, respectively. The decrease is due to the decrease in our average Equity as defined in the Management Agreement for the nine months ended September 30, 2025 as compared to the same period in 2024. The calculation of Equity for the purposes of the Management Agreement includes the addition or subtraction of Distributable Earnings, which is the primary departure from the calculation of equity in accordance with GAAP.

Our Portfolio

As of September 30, 2025, our portfolio consisted of approximately $2.5 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of September 30, 2025:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$425,775	$342,608	$83,167	31.5%
Residential mortgage loans in securitization trust	1,862,330	1,726,657	135,673	51.4%
Total whole loan portfolio	$2,288,105	$2,069,265	$218,840	82.9%

Investment securities
RMBS	$235,024	$54,041	$180,983	68.5%
Total investment securities	$235,024	$54,041	$180,983	68.5%

Investments in Majority-Owned Affiliates (1)	$21,164	$—	$21,164	8.0%

Total investment portfolio	$2,544,293	$2,123,306	$420,987	159.4%
Target assets (2)	$2,544,293	$2,123,306	$420,987	159.4%

Cash	$51,598	$—	$51,598	19.5%
Other assets and liabilities (3)	(208,420)	—	(208,420)	(78.9)%
Total	$2,387,471	$2,123,306	$264,165	100.0%

(1)     "Investments in Majority-Owned Affiliates” is held at amortized cost.

(2)     “Target assets” as defined by us excludes U.S. Treasury securities and includes investments in Majority-Owned Affiliates.

(3)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $153.8 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”), and excluding the portion of “other assets” which includes our investment in a Majority-Owned Affiliate, which is considered a target asset.

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

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of September 30, 2025:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$2 - $2,991	$355
Interest rate	1.00% - 15.54%	7.98%
Maturity date	8/8/2039 - 7/24/2065	March 2055
FICO score at loan origination	628 - 850	757
Combined loan-to-value ratio (“CLTV”) at loan origination	2.8% - 90.0%	69.1%
DTI at loan origination	1.7% - 50.0%	33.2%
Percentage of first lien loans	N/A	83.3%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.3%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$75 - $2,995	$537
Interest rate	3.87%-11.88%	7.4%
Maturity date	8/8/2039 - 9/26/2064	November 2054
FICO score at loan origination	628-822	752
CLTV at loan origination	31.9%-90.0%	71.7%
DTI at loan origination	1.94%-50.0%	31.2%
Percentage of first lien loans	N/A	96.7%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	—%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of September 30, 2025:

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
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2024:

100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

120
80
40
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of September 30, 2025, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of September 30, 2025:

HELOCs and
Closed End
Seconds, 17%
Investor Loans,
36%
Loans Made to
Bank Statement
Borrowers, 40%
Just Missed
Prime, 7%

HELOCs &
Closed End
Seconds, 17%
Investor
Loans, 36%
Loans Made to
Bank Statement
Borrowers, 40%
Full Documentation
and Other Loans,
7%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of September 30, 2025. Numbers presented may add to more than 100% due to rounding.

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

Residential Mortgage Loans Held in Securitization Trusts

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2025:

($ in thousands)
UPB	$1,893,465
Fair Value	$1,862,330
Number of loans	4,467
Weighted average loan coupon	5.78%
Average loan amount	$426
Weighted average LTV at loan origination and deal date	66.8%
Weighted average credit score at loan origination and deal date	745
Current 3-month constant prepayment rate (“CPR”) (1)	9.6%
Percentage of loans 90+ days delinquent (based on UPB)	1.7%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2025 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2025. Numbers presented may add to more than 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024:

($ in thousands)
UPB	$1,781,311
Fair Value	$1,696,995
Number of loans	4,183
Weighted average loan coupon	5.56%
Average loan amount	$427
Weighted average LTV at loan origination and deal date	67.0%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	7.4%
Percentage of loans 90+ days delinquent (based on UPB)	2.0%

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of September 30, 2025, unless otherwise stated:

	2019 Securitizations	2020 Securitizations	2023 Securitizations	2024 Securitizations	2025 Securitizations
	($ in thousands)
UPB of loans	$110,970	$137,115	$1,010,067	$1,060,809	$336,657
Number of loans	401	438	1,990	2,479	713
Weighted average loan coupon	6.44%	5.81%	5.19%	5.75%	7.66%
Average loan amount	$277	$313	$508	$428	$472
Weighted average LTV at loan origination and deal date	66.4%	74.1%	67.3%	67.7%	72.0%
Weighted average credit score at loan origination and deal date	719	719	732	737	751
Current 3-month CPR (1)	10.1%	11.0%	7.3%	9.9%	11.8%
90+ day delinquency (as a % of UPB)	4.8%	2.6%	4.0%	2.3%	0.2%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.1%	0.9%	3.4%	2.2%	0.2%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	48.0%	74.1%	65.8%	67.1%	40.4%
Fair value of first loss piece (3)	$2,134	$23,931	$11,434	$18,711	$7,219
Investment thickness (4)	11.5%	22.6%	8.4%	9.9%	5.2%

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

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2024, unless otherwise stated:

	2019 Securitizations	2020 Securitizations	2023 Securitizations	2024 Securitizations
	($ in thousands)
UPB of loans	$286,875	$148,016	$1,093,694	$1,153,975
Number of loans	1053	466	2122	2629
Weighted average loan coupon	7.19%	5.83%	5.23%	5.79%
Average loan amount	$272	$318	$515	$439
Weighted average LTV at loan origination and deal date	68.7%	74.1%	68.4%	68.5%
Weighted average credit score at loan origination and deal date	708	719	732	737
Current 3-month CPR (1)	10.1%	13.2%	7.4%	9.1%
90+ day delinquency (as a % of UPB)	8.3%	4.0%	2.6%	1.6%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.3%	1.3%	2.5%	2.1%
Weighted Average LTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.2%	74.1%	67.0%	70.2%
Fair value of first loss piece (3, 4)	$19,226	$23,405	$10,995	$18,650
Investment thickness (5)	21.92%	20.96%	7.77%	9.59%

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

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of September 30, 2025:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$13,245	$—	$13,245	$2,394	$—	$2,394	$10,851	$—	$10,851
Subordinate	56,381	—	56,381	12,354	—	12,354	44,027	—	44,027
Interest only / excess	10,260	—	10,260	—	—	—	10,260	—	10,260
Whole pool (2)	—	155,138	155,138	—	—	—	—	155,138	155,138
Retained RMBS in VIEs (3)	—	—	—	39,293	—	39,293	(39,293)	—	(39,293)
Subtotal	$79,886	$155,138	$235,024	$54,041	$—	$54,041	$25,845	$155,138	$180,983
Investment in Majority Owned Affiliates	$21,164	$—	$21,164	$—	$—	$—	$21,164	$—	$21,164
Total	$101,050	$155,138	$256,188	$54,041	$—	$54,041	$47,009	$155,138	$202,147

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of September 30, 2025 were purchased from a broker to whom the Company owed approximately $153.8 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the quarter ended September 30, 2025:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value as of June 30, 2025	$12,831	$80,510	$10,992	$257,552	$361,885
Acquisitions:
Third party securities	—	—	—	153,819	$153,819
Effect of principal payments / called deals	—	(24,378)	(3,347)	(254,228)	$(281,953)
IO and excess servicing prepayments	—	—	(233)	—	$(233)
Changes in fair value, net	415	250	2,846	(2,005)	$1,506
Ending fair value as of September 30, 2025	$13,246	$56,382	$10,258	$155,138	$235,024

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2024:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value as of December 31, 2023	$10,972	$55,665	$13,059	$392,362	$472,058
Acquisitions:
Retained bonds received in securitizations	2,420	14,757	1,838	—	19,015
Third party securities	—	—	—	938,430	938,430
Effect of principal payments / called deals	(1,080)	—	—	(1,125,653)	(1,126,733)
IO and excess servicing prepayments	—	—	(1,974)	—	(1,974)
Changes in fair value, net	423	3,127	(415)	(3,688)	(553)
Ending fair value as of December 31, 2024	$12,735	$73,549	$12,508	$201,451	$300,243

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2025 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of September 30, 2025)

Note: No state in “Other” represents more than a 3% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2025. Numbers presented may add to more than 100% due to rounding.

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

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, securitizations of our whole loans, and our ATM Program (as defined below). Additionally, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 9.500% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). We have deployed the majority of the net proceeds from the offering of our 2029 Notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets substantially sourced from our affiliated proprietary mortgage lending platform and other target assets through the secondary market in a manner consistent with our strategy and investment guidelines. Additionally, we used the net proceeds from the offering of our 2029 Notes to repurchase 1,707,922 shares of our common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately $20.0 million. Furthermore, in May 2025, we closed an underwritten public offering and sale of, and issued, $42.5 million in aggregate principal amount of our 2030 Notes. We used the majority of the net proceeds from the offering of our 2030 Notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets in a manner consistent with our strategy and investment guidelines. Our financing sources historically have included the foregoing, as well as capital contributions from our investors prior to our IPO, and the proceeds from our IPO and concurrent private placement (which capital has all been deployed). Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.

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

Description of Existing Financing Arrangements

As of September 30, 2025, we were a party to three warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.1 billion.
Subsequent to the quarter ended September 30, 2025, on October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with Global Investment Bank 4 through the execution of the Master Repurchase Agreement. The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Company is subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Master Repurchase Agreement.

Subsequent to the quarter ended September 30, 2025, on October 10, 2025, the Company amended the Pricing Side Letter of its loan financing facility with Global Investment Bank 2. The interest rate pricing spread was updated from a range of 1.75% to 3.35% to a range of 1.65% to 2.40% , based on collateral type, loan status, dwell time and other factors.

Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of September 30, 2025, the advance rates (when required) of our three active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our three active lenders) included (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (i) the product of 5% and the aggregate repurchase price for a specific loan financing facility as of such date of determination, (ii) $10.0 million and (iii) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of September 30, 2025 was $10.0 million.

A description of each loan financing facility in place during the quarter ended September 30, 2025 is set forth as follows:

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

Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of September 30, 2025, the termination date of the master repurchase agreement was March 25, 2026, unless terminated earlier pursuant to the terms of the master repurchase agreement.

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

The principal amount paid by Global Investment Bank 2 for each mortgage loan is based on a percentage of the market value, cost‑basis value, or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, our subsidiaries are required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured

Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 1.75% to 3.35%. On October 10, 2025, the facility was amended to, among other changes, reduced the interest rate pricing spread to a range from 1.65% and 2.40%.

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

On November 7, 2023, the facility was amended to set the base interest rate spread to 1.80% plus a 0.20% index spread adjustment for the first six (6) months of seasoning on this financing facility with an additional 0.25% increase following the first six (6) months. On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.

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

The following table sets forth the details of our financing lines as of each of September 30, 2025 and December 31, 2024:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		September 30, 2025	December 31, 2024
			(in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.65% - 2.10%	$252,100	$100,711
Global Investment Bank 2 (2)	1 month Term SOFR	1.75% - 3.35%	143	15,111
Global Investment Bank 3 (3)	Compound SOFR	1.75% - 4.75%	90,365	13,637
Total			$342,608	$129,459

(1)     On September 25, 2025, this financing facility was extended through March 25, 2026 in accordance with the terms of the agreement, which contemplates six-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility is extended through March 27, 2026. On October 10, 2025, the facility was amended to reduce the interest rate pricing spread to a range of 1.65% to 2.40%; prior to this amendment, the interest rate pricing spread was a range of 1.75% to 3.35%.

(3)     On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.
The following table sets forth the total unused borrowing capacity of each financing line as of September 30, 2025:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$252,100	$347,900

Global Investment Bank 2	250,000	143	249,857
Global Investment Bank 3	200,000	90,365	109,635

Total	$1,050,000	$342,608	$707,392

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

The following table sets forth certain characteristics of our short-term repurchase facilities as of September 30, 2025 and December 31, 2024:

September 30, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	(in thousands)
AOMT RMBS (1)	$54,041	5.92%	16

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	(in thousands)
AOMT RMBS (1)	$50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of both September 30, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q3 2023	188,101	87,279	188,101
Q4 2023	193,656	62,536	193,656
Q1 2024	193,493	69,254	193,493
Q2 2024	201,051	66,804	201,051
Q3 2024	102,876	57,842	102,876
Q4 2024	50,555	53,412	51,843
Q1 2025	148,467	62,631	148,467
Q2 2025	68,062	71,980	148,467
Q3 2025	54,041	64,557	68,062

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

Securitization Transactions

Subsequent to the end of the third quarter, in October 2025, we issued AOMT 2025-10, an approximately $274.3 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2025-10 as the sole contributor in the securitization. We used the proceeds to repay outstanding debt of approximately $237.4 million, and the $22.1 million of cash released is planned to be used for new loan purchases and operational purposes.

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

In April 2025, we were the sole contributor in a securitization transaction of a pool of residential mortgage loans, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2025-4 issued approximately $284.3 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $242.4 million and retained cash of $24.7 million, which was used for new loan purchases and operational purposes.

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

We derecognized the mortgage loans sold in AOMT 2024-13 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of September 30, 2025.

In October 2024, we were the sole contributor in a securitization transaction of a pool of residential mortgage loans, approximately 42% of which were mortgage loans originated by our affiliated mortgage origination companies, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-10 issued approximately $316.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $260.4 million and retained cash of $39.4 million, which was used for new loan purchases and operational purposes.

We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2025.

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

We derecognized the mortgage loans sold in AOMT 2024-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of September 30, 2025.

In April 2024, we were the sole contributor in a securitization transaction of a pool of residential mortgage loans, approximately 79% of which were mortgage loans originated by our affiliated mortgage origination companies, secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-4 issued approximately $299.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $235.9 million and retained cash of $39.1 million, which was used for new loan purchases and operational purposes.

We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2025.

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

We derecognized the mortgage loans sold in AOMT 2024-3 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of September 30, 2025.

Notes Offerings

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of our 2030 Notes and $50.0 million principal amount of our 2029 Notes. The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of September 30, 2025 ($ in thousands).

Senior Unsecured Notes (1)	Principal Amount	Carrying Value	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,681	June 2030	June 2027	9.750%
July 2029 Senior Unsecured Notes	$50,000	$48,114	July 2029	July 2026	9.500%

(1)     The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal, premium, if any, and interest on the Senior Unsecured Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.
(2)     The Company has the option to redeem the Senior Unsecured Notes earlier than the maturity date.
(3)     The Company may redeem the Senior Unsecured Notes in whole or in part at any time on or after the optional redemption date, at a redemption price equal to 100% of the outstanding principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of certain events relating to a change of control of the Company, the Company must make an offer to repurchase all outstanding Senior Unsecured Notes at a price in cash equal to 101% of the principal amount of the Senior Unsecured Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.
(4)     The 2030 Notes bear interest at a rate equal to 9.750% per year, payable in cash quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on September 1, 2025. The 2029 Notes bear interest at a rate equal to 9.500% per year, payable in cash quarterly in arrears on January 30, April 30, July 30 and October 30 of each year.

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Coupon interest expense	$2,223,437	$884,028	$5,070,365	$884,028
Amortization expense	221,407	109,371	559,112	109,371
Total interest expense	$2,444,844	$993,399	$5,629,477	$993,399

At September 30, 2025 and September 30, 2024, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $0.9 million, respectively.

At September 30, 2025 and September 30, 2024, the unamortized deferred debt issuance cost was $1.3 million and $0.9 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75 million, through an “at the market” equity offering program (the “ATM Program”). During the three and nine-months ended September 30, 2025, the Company issued and sold 1,061,578 and 1,277,200 shares, respectively, of its common stock through the ATM Program resulting in proceeds of $10.1 million and $12.3 million, respectively, net of commissions and fees. These shares of common stock were issued in SEC registered transactions off the Company’s shelf registration statement. As of September 30, 2025, the Company had approximately $60.2 million of gross proceeds available for issuance under the ATM Program and Sales Agreement.

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

Cash Availability

Cash and cash equivalents

Our cash balance as of September 30, 2025 was sufficient to meet our liquidity covenants under our financing facilities and the 2029 Notes and 2030 Notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. There was no margin collateral required as of September 30, 2025 or December 31,2024. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $1.8 million as of September 30, 2025 was comprised of: $0.6 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $1.2 million.

Restricted cash of approximately $2.1 million as of December 31, 2024 was comprised of: $0.8 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2024.

Cash Flows

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Cash flows provided by (used in) operating activities	$(354,454)	$(196,380)
Cash flows provided by (used in) investing activities	20,885	86,040
Cash flows provided by financing activities	344,107	110,575
Net increase in cash and restricted cash	$10,538	$235

The cash used in operating activities of $354.5 million for the nine months ended September 30, 2025 as compared to the cash used in operating activities of $196.4 million for the nine months ended September 30, 2024 was primarily due to the volume of residential mortgage loans purchased during the first nine months of 2024, as compared to the first nine months of 2025.

Cash flows provided by investing activities of $20.9 million for the nine months ended September 30, 2025 as compared to cash flows provided by investing activities of $86.0 million for the nine months ended September 30, 2024 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period of 2024.

Financing cash flows provided $344.1 million for the nine months ended September 30, 2025 as compared to $110.6 million in the nine months ended September 30, 2024 were primarily due to the activity within net borrowings under repurchase agreements and notes payable for the comparative periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended September 30, 2025.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)
adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1
Management Agreement among Angel Oak Mortgage REIT, Inc., Angel Oak Mortgage Partnership, LP and Falcons I, LLC, dated as of October 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2025)

10.2	+
Master Repurchase Agreement and Securities Contract dated October 6, 2025, by and among Global Investment Bank 4, AOMR TRS SPE II, LLC, and Angel Oak Mortgage REIT, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2025)

10.3	+	Guaranty dated October 6, 2025, by Angel Oak Mortgage REIT, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2025)
10.4	+
Amendment No. 2 to the Pricing Side Letter by and among Angel Oak Mortgage REIT, Inc., AOMR TRS SPE, LLC, and Global Investment Bank 2, dated October 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025)

31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

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
ANGEL OAK MORTGAGE REIT, INC.

Date: November 6, 2025	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)