Form 10-K
period 2025-12-31
Angel Oak Mortgage REIT, Inc.
filed 2026-03-03
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 001-40495

Angel Oak Mortgage REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	37-1892154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 Hammond Drive, Suite 200, Atlanta, Georgia 30328
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
Large accelerated filer     ☐    Accelerated filer ☐    Non-accelerated filer    ☒    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $123.7 million based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding on March 3, 2026 was 24,914,647.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

ANGEL OAK MORTGAGE REIT, INC.
Form 10-K

Unless otherwise indicated, the terms “Angel Oak Mortgage REIT, Inc.,” “we,” “us,”“our,” “our company,” and “the Company” refer to Angel Oak Mortgage REIT, Inc. and its subsidiaries including Angel Oak Mortgage Operating Partnership, LP (our “operating partnership”), through which we hold substantially all of our assets and conduct our operations. Unless otherwise indicated, the term “Angel Oak” refers collectively to Angel Oak Capital Advisors, LLC (“Angel Oak Capital”) and its affiliates, including Falcons I, LLC, our external manager (our “Manager”), Angel Oak Companies, LP (“Angel Oak Companies”), and the proprietary mortgage lending platform of affiliate Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators, “Angel Oak Mortgage Lending”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report on Form 10-K”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could have a material adverse effect on future results and performance relative to those set forth in or implied by the related forward-looking statements, as well as on our business, financial condition, liquidity, results of operations and prospects, include, but are not limited to:

•the effects of adverse conditions or developments in the financial markets and the economy upon our ability to acquire target assets such as non-qualified residential mortgage (“non-QM”) loans, including those sourced from Angel Oak’s proprietary mortgage lending platform, Angel Oak Mortgage Lending;

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

“CLTV” means combined loan-to-value ratio, which is calculated for purposes of this Annual Report on Form 10-K as the total outstanding principal amount of, if applicable, the outstanding principal amount of a HELOC plus the outstanding principal amount of a loan plus any financing that is pari passu with or senior to such loan at the time of acquisition, divided by the applicable real estate value at acquisition of such loan; in the case of a non-QM loan. The real estate value reflects the results of third-party appraisals obtained by the selling mortgage companies prior to the loan closing.

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

“Second lien mortgage loans” or “closed end seconds” mean residential mortgage loans that are subordinate to the primary or first lien mortgage loans on a residential property.

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

“Subprime residential mortgage loans” mean residential mortgage loans that do not conform to GSE underwriting guidelines. These lower standards permit loans to be made to borrowers having low credit scores and/or imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), loans with no income disclosure or verification and loans with high CLTVs.

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

PART I

Item 1. Business

The Company

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first and second lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are primarily made to higher-quality borrowers and sourced from the proprietary mortgage lending platform of our affiliate, Angel Oak Mortgage Lending, and other originators through our relationship with Angel Oak Capital. We may also invest in other residential mortgage loans, RMBS, and other mortgage‑related assets as defined in target assets below. Our objective is to generate attractive risk‑adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

We are a Maryland corporation and commenced operations in September 2018. On June 21, 2021, we completed an initial public offering (“IPO”) of our common stock on the New York Stock Exchange (“NYSE”). We are externally managed and advised by our Manager pursuant to the Management Agreement (as defined below).

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

On October 1, 2025, Angel Oak Companies, an affiliate of our Manager, and Brookfield Asset Management Ltd. (“Brookfield”), closed on a strategic transaction resulting in the beneficial owners of Angel Oak Companies selling approximately 51% of the outstanding beneficial ownership of Angel Oak Companies, and indirectly our Manager, to Brookfield (the “Strategic Transaction”). Angel Oak Companies has advised the Company that the Strategic Transaction is not expected to result in any material change in the day-to-day management of the Company, and will not result in any material changes to the Company’s investment objectives and strategies. As part of the Strategic Transaction, Brookfield has the right to acquire additional beneficial ownership in Angel Oak Companies beginning in 2027, which over time could result in Brookfield taking control of the board of directors of Angel Oak Companies.

On October 1, 2025, immediately following the closing of the Strategic Transaction between Angel Oak Companies and Brookfield, the Company, our operating partnership, and our Manager, entered into a new management agreement (the “Management Agreement”) to supersede and replace in its entirety the Amended and Restated Management Agreement, dated as if May 1, 2024, previously in effect (the “Prior Management Agreement”). The Management Agreement is substantially and economically similar to the Prior Management Agreement.

Our Investment Strategy

Our investment strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are primarily made to higher-quality borrowers and sourced from Angel Oak Mortgage Lending and other originators through our relationship with Angel Oak Capital. We also may invest in other target assets as described below. We often finance these target assets through various financing lines on, primarily, a short-term basis and ultimately seek to secure long-term securitization funding for substantially all of our target assets. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles. We expect to derive our returns primarily from the difference between the interest we earn on loans we invest in and our cost of capital, as well as the returns from bonds, including risk retention securities, that are retained after securitizing the underlying loan collateral.

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

Our Portfolio and Securitizations

Since the commencement of our operations in September 2018 through December 31, 2025, we have focused on the acquisition of our target assets, including residential mortgage loans, a substantial portion of which were sourced by Angel Oak Mortgage Lending. Since the commencement of our operations in September 2018 through December 31, 2025, we have participated in 21 rated securitization transactions. We believe that our portfolio validates our strategy of making credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are primarily made to higher-quality borrowers.

As of December 31, 2025, our approximately $2.7 billion portfolio of target assets consisted predominantly of residential mortgage loans owned directly, residential mortgage loans held in securitization trusts, and RMBS. For additional information regarding our portfolio as of December 31, 2025, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Portfolio”.

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

Human Capital Resources

We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Executive Officer, Chief Financial Officer and Treasurer, accounting staff, in-house legal counsel, and other personnel providing services to us were employees of our Manager or one or more of our Manager’s affiliates as of December 31, 2025.

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

•Legislative or other actions affecting REITs could materially and adversely affect us and our stockholders.

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

We are subject to conflicts of interest arising out of our relationship with Angel Oak, including our Manager. Currently, all of our officers, including our dedicated Chief Financial Officer and Treasurer and our partially dedicated Chief Executive Officer and President, and one of our directors also serve as employees of Angel Oak including our Manager. As a result, our Manager, our officers and this director may have conflicts between their duties to us and their duties to, and interests in, Angel Oak, including our Manager. For example, Mr. Michael Fierman, the Chairman of our Board of Directors, also serves as a Managing Partner and Co-Chief Executive Officer of Angel Oak Companies, and Sreeniwas Prabhu, our Chief Executive Officer and President, also serves as Managing Partner, Co-Chief Executive Officer, and Group Chief Investment Officer at Angel Oak Capital.

Some examples of conflicts of interest that may arise by virtue of our relationship with Angel Oak, including our Manager, include:

•Loans Originated by Angel Oak Mortgage Lending. Our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are sourced from Angel Oak Mortgage Lending and other originators through our relationship with Angel Oak Capital. Since our commencement of operations in September 2018 through December 31, 2025, a substantial portion of the target assets in our portfolio have been acquired from Angel Oak Mortgage Lending, and we expect that, in the future, a substantial portion of our portfolio will continue to consist of target assets acquired from Angel Oak Mortgage Lending. As our Manager directs our investment activities, there are conflicts of interest related to the fact that Angel Oak Mortgage Lending consists of affiliates of our Manager, including the following:

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

◦In addition, although our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are sourced from Angel Oak Mortgage Lending and other originators through our relationship with Angel Oak Capital, this strategy may need to adapt to changing market conditions or other factors. If investment in non-QM loans falls out of favor or otherwise becomes unattractive because of perceived risks, unfavorable pricing or otherwise, our Manager will have a conflict of interest in determining whether our strategy should continue to focus on the acquisition of non-QM loans, particularly if the origination of such loans continues to be a focus of Angel Oak

Mortgage Lending. The continued pursuit of our strategy under these circumstances may result in losses. The significant majority of the loans that Angel Oak Mortgage Lending currently originates are non-QM loans. Similarly, failure to adjust our strategy may cause us to forego other attractive investment opportunities outside investments in non-QM loans. Our Manager has a conflict in determining whether to adjust our strategy and to pursue investments in other types of target assets that may be more attractive even if Angel Oak Mortgage Lending continues to originate non-QM loans.

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

•Service Providers. Our Manager may engage affiliated service providers that act as the servicer for the loans in our portfolio. Such relationships may influence our Manager in deciding whether to select such service providers. Our Manager’s affiliates may receive benefits, including compensation, for these activities. Additionally, affiliated service providers will not have the same independence with respect to the performance of their duties to us as an unaffiliated service provider. The use of affiliated service providers may impair our ability to obtain the most favorable terms with respect to such services and transactions, which could materially and adversely affect us.

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

Our operating results are dependent upon our Manager’s ability to source a large volume of non-QM loans and other target assets for acquisition by us from Angel Oak Mortgage Lending and other unaffiliated originators. Although we are a party to mortgage loan purchase agreements with Angel Oak Mortgage Lending, and such agreements provide the framework pursuant to which we have agreed to purchase from Angel Oak Mortgage Lending certain target assets, Angel Oak Mortgage Lending has no obligation to sell non-QM loans or other target assets to us and we may be unable to locate other originators that are able or willing to originate non-QM loans and other target assets that meet our standards. If Angel Oak Mortgage Lending is unable to originate non-QM loans due to business, competitive, regulatory or other reasons, or for any other reason is unable or unwilling to provide non-QM loans and other target assets for sale to us in sufficient quantity, we may not be able to source acquisitions of non-QM loans and other target assets from other originators, banks and other sellers, on favorable terms and conditions or at all. In this regard, mortgage originators are subject to significant regulation and oversight and failure by Angel Oak Mortgage Lending to comply with its obligations under law may result in an inability to originate non-QM loans or other target assets in certain jurisdictions or at all. Similarly, if Angel Oak Mortgage Lending otherwise separates from its affiliation with our Manager, it may determine to sell the non-QM loans or other target assets that it originates to other parties. Angel Oak Mortgage Lending has and may in the future enter into commitments with third parties to sell them non-QM loans or other assets, which could reduce the quantity of loans that would otherwise be available for purchase by us. If we cannot source an adequate volume of attractive non-QM loans and other target assets from Angel Oak Mortgage Lending on desirable terms, we may not be able to acquire a sufficient amount of attractive non-QM loans or other target assets to make our strategy profitable, and we may be materially and adversely affected.

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

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including increasing inflation, energy costs, unemployment, geopolitical issues, tariff policies, pandemics, endemics, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the United States has experienced, in the past, a variety of difficulties and challenging economic conditions, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles (including publicly traded mortgage REITs) have incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. Continuing concerns over these factors have contributed to increased volatility and unclear expectations for the economy and markets going forward and continue to impact investor perception of the risks associated with the residential real estate market, residential mortgage loans and various other target assets in which we may invest. As a result, values for residential mortgage loans, including non-QM loans, and various other target assets in which we invest have also experienced, and may continue to experience, significant volatility. Any deterioration of the residential mortgage market and investor perception of the risks associated with residential mortgage loans, including non-QM loans, and various other of our target assets could have a material adverse effect on us.

Non-QM loans that are underwritten pursuant to less stringent underwriting guidelines could experience higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines.

Non-QM loans have flexibility in underwriting guidelines and are subject to credit risk. The underwriting guidelines for non-QM loans may be permissive as to the borrower’s DTI, credit history, and/or income documentation. Loans that are underwritten pursuant to less stringent underwriting guidelines could experience substantially higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines. If our non-QM loans are underwritten to more flexible guidelines which have increased risk and may cause higher delinquency, default, or foreclosure rates given economic stress, the performance of our investments in our non-QM loan portfolio could be correspondingly adversely affected, which could materially and adversely affect us.

Angel Oak Mortgage Lending is subject to extensive licensing requirements and regulation, which could materially and adversely affect us if Angel Oak Mortgage Lending does not comply with these requirements.

As of December 31, 2025, Angel Oak Mortgage Lending was licensed to originate loans in 46 states and in the District of Columbia, and is currently subject to significant regulation by both U.S. federal and state regulators, including the CFPB and various state offices of financial regulation. Over the years, regulators have vigilantly enforced the regulation of loan originators and have penalized or, in some cases, even suspended non-compliant originators’ ability to originate loans in their jurisdictions for their failure to comply with regulatory requirements.

Our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are primarily made to higher-quality borrowers and sourced from Angel Oak Mortgage Lending and other originators through our relationship with Angel Oak Capital. Accordingly, a substantial portion of our portfolio may consist of non-QM loans and other assets acquired from Angel Oak Mortgage Lending. If Angel Oak Mortgage Lending is unable to originate loans in one or more jurisdictions as a result of regulatory issues or otherwise, it may result in fewer investment opportunities for us or in opportunities that are less geographically diversified. Further, any such regulatory issues for Angel Oak Mortgage Lending could result in damage to the reputation of Angel Oak in the market and impact Angel Oak Mortgage Lending’s ability to continue to source a significant volume of non-QM loan originations. If Angel Oak Mortgage Lending is unable to originate the volume of loans anticipated, we may also be unable to identify other sources of non-QM loans for acquisition to satisfy our strategy and we may need to alter such strategy to seek other investments.

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

Our investment guidelines do not require us to observe specific diversification criteria. Currently, we are focused on acquiring and investing in non-QM loans in the U.S. mortgage market. As of December 31, 2025, substantially all of the loans underlying our portfolio of RMBS and residential loans held in securitization trusts consisted of non-QM loans. In addition, as of December 31, 2025, more than 5% of the unpaid principal balance of the loans underlying our portfolio of RMBS from the AOMT securitizations in which we participated and/or were the primary beneficiary were secured by properties located in each of California, Florida, and Texas. As a result, our portfolio is concentrated, and may continue to be concentrated, by asset type and geographic region, increasing our risk of loss if there are adverse developments or greater risks affecting the particular concentration. Accordingly, downturns relating generally to non-QM loans may result in defaults on a number of our non-QM loans within a short time period, and adverse conditions in the areas where the properties securing or otherwise underlying our investments are concentrated (including unemployment rates, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments, any of which may materially and adversely affect us.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties underlying our portfolio of RMBS, residential mortgage loans held in securitization trusts and residential mortgage loans that we own directly. For example, in recent years, hurricanes have caused widespread flooding in Florida and Texas and wildfires and mudslides in California, including the wildfires experienced in southern California in January 2025, have destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard insurance policies maintained by borrowers, or borrowers may not be able to purchase insurance against certain hazards at all, the borrowers themselves may have to pay for repairs due to the disasters. Borrowers may not repair their property or may become unable or unwilling to pay their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or other investments or on the pool of mortgage loans underlying securities we own.

The non-QM loans and other residential mortgage loans in which we invest are subject to a risk of default, among other risks.

Our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans, which include investment property loans, and other mortgage assets. We also may invest in other target assets. Further, we may identify and acquire our target assets through the secondary market when market conditions and asset prices are conducive to making attractive purchases. Such acquisitions and investments will subject us to risks which include, among others:

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

We may invest in distressed residential mortgage loans and commercial mortgage loans where the borrower has failed to make timely payments of principal and/or interest or where the loan was performing but subsequently could or did become non-performing. There are no limits on the percentage of non-performing loans we may hold. Further, the borrowers on non-performing residential mortgage loans may be in economic distress and/or may have become unemployed, bankrupt, or otherwise unable or unwilling to make payments when due. Borrowers of non-performing commercial mortgage loans may be in economic distress due to changes in the general economic climate or local conditions (such as an oversupply of space or a reduction in demand for space), competition based on rental rates, attractiveness and location of the properties, changes in the financial condition of tenants, and changes in operating costs. Distressed assets may entail characteristics that make disposition or liquidation more challenging, including, among other things, severe document deficiencies or underlying real estate located in states with extended foreclosure timelines. Additionally, many of these loans may have CLTVs in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Any loss we may incur on such investments may be significant and could materially and adversely affect us.

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

Risks Related to Our Company

Higher homeownership expenses may negatively impact housing affordability and increase mortgage delinquencies, defaults, and foreclosures.

Housing affordability has been negatively impacted by rising housing costs and taxes. The average share of borrowers' mortgage payments allocated to property taxes and insurance premiums has been steadily rising in recent years due to rising inflation, economic conditions, natural disasters and other factors. For example, many private insurance carriers will no longer offer homeowner insurance policies in certain high risk areas due to the prevalence of natural disasters in those areas. The decrease in available private insurers increases insurance premiums and a borrower's total debt-to-income burden and creates a higher likelihood that loan payments in respect of the mortgaged property may become delinquent, default or foreclosed, which could impair our investments in our target assets, such as residential mortgage loans and RMBS.

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

Additionally, our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are sourced from Angel Oak Mortgage Lending and other originators through our relationship with Angel Oak Capital. Angel Oak Mortgage Lending consists of affiliates of our Manager and, accordingly, our Manager may not conduct as thorough of a review of the loans acquired from Angel Oak Mortgage Lending in comparison to the review our Manager would conduct for loans acquired from unaffiliated third parties. If our Manager conducts more limited due diligence on the loans acquired from Angel Oak Mortgage Lending, such due diligence may not reveal all of the risks associated with such loans, which could materially and adversely affect us.

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

Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices. Although our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are sourced from Angel Oak Mortgage Lending and other originators through our relationship with Angel Oak Capital, Angel Oak Mortgage Lending has no obligation to sell non-QM loans and other target assets to us and, as a result, we may need to acquire non-QM loans and other target assets from unaffiliated third parties, including through the secondary market when market conditions and asset prices are conducive to making attractive purchases. In acquiring non-QM loans and other target assets from unaffiliated third parties, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs. Many of our competitors are larger than us, have greater access to capital and other resources and may have other advantages over us. Our competitors may include other entities managed by Angel Oak, including with respect to loans originated by Angel Oak Mortgage Lending.

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

To the extent benchmark interest rates rise, one of the immediate potential impacts on our assets would be a reduction in the overall value of our assets and the overall value of the pipeline of mortgage loans that our Manager identifies, including from Angel Oak Mortgage Lending. Rising benchmark interest rates also generally have a negative impact on the overall cost of borrowings we may use to finance our acquisitions and holdings of assets, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the assets we finance with the use of leverage. Rising benchmark interest rates may also cause sources of leverage that we may use to finance our investments to be unavailable or more limited in their availability in the future. Conversely, decreasing benchmark interest rates would have the potential to accelerate prepayment speeds as borrowers pay off higher rate mortgage loans and refinance into lower available rates, which may have a negative impact to our earnings associated with these assets and we may only be able to reinvest the proceeds of prepayments received in assets with lower yields. These and other developments could materially and adversely affect us.

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

As of December 31, 2025, we had approximately $365.3 million of debt outstanding at par, including (1) approximately $218.8 million outstanding under various uncommitted loan financing lines with a combination of multinational and global banks, which permitted borrowings in an aggregate amount of up to $1.3 billion as of December 31, 2025; (2) approximately $54.0 million outstanding under short-term repurchase facilities; (3) $50.0 million in aggregate principal amount of our 9.500% Senior Notes due 2029 (our “2029 senior notes”); and (4) $42.5 million in aggregate principal amount of our 9.750% Senior Notes due 2030 (our “2030 senior notes” and, together with our 2029 senior notes, our “Senior Unsecured Notes”) . Our charter, bylaws and investment guidelines contain no limitation on the amount of debt we may incur, and our Manager has the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes.

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

We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders include or are expected to include global and large regional banks, with exposures both to global financial markets and to more localized conditions. Whether because of a global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, or could increase the costs of that financing, or could become insolvent. We have also accessed the public debt capital markets through the issuance of our Senior Unsecured Notes. Our access to the debt capital markets in the future will depend upon a number of factors, including general market conditions, the market’s view of the quality of our assets, our growth potential, and our current and potential future earnings, and there can be no assurance that we will be able to access the debt capital markets in the future on attractive terms or at all. Moreover, we are currently party to short-term borrowings (in the form of loan financing lines and repurchase facilities) and there can be no assurance that we will be able to replace these borrowings, or “roll” them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially and adversely affect us.

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

To the extent that any hedging strategy involves the use of OTC derivatives transactions, such a strategy would be affected by various regulations adopted pursuant to the Dodd-Frank Act. OTC derivative dealers are required to register with the U.S. Commodity Futures Trading Commission (the “CFTC”) and/or the SEC. Registered swap and security-based swap dealers are subject to minimum capital and margin requirements and business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements further increase the overall costs for OTC derivative dealers, which may be passed along to market participants.

Although the Dodd-Frank Act requires many OTC derivative transactions to be submitted for clearing by a regulated clearinghouse, rather than entered into on a principal-to-principal basis, not all of our derivative transactions will be subject to the clearing requirements. The “bid-ask” spreads may be unusually wide with respect to transactions entered into on a principal-to-principal basis, as opposed to cleared basis. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for hedging instruments to be purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. While the Dodd-Frank Act is intended to bring more stability and lower counterparty risk to the derivatives market by requiring central clearing of certain standardized derivatives trades, not all of our trades are or will be subject to a clearing requirement because the trades predate the effective dates of relevant clearing mandates, they are bespoke, or they are within a class that is not currently subject to mandatory clearing. Furthermore, it is yet to be seen whether the Dodd-Frank Act has been effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

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

The “unsolicited takeover” provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses if we have a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to a provision of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our Board of Directors.

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

To assist us to comply with the limitations on the concentration of ownership of REIT stock imposed by the Code, and subject to certain exceptions, our charter provides that no person may beneficially or constructively own (1) shares of common stock in excess of 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or (2) shares of stock in excess of 9.8% in value of the outstanding shares of our stock. These and other restrictions on ownership and transfer of our shares contained in our charter may discourage a change in control of our company and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease their ability to sell shares of our common stock.

Our charter generally does not permit the ownership in excess of 9.8% of our common stock or of all classes and series of our stock, and attempts to acquire our shares in excess of the stock ownership limits will be ineffective unless an exemption is granted by our Board of Directors.

To assist us to comply with the limitations on the concentration of ownership of REIT stock imposed by the Code, and subject to certain exceptions, our charter provides that no person may beneficially or constructively own (1) shares of common stock in excess of 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or (2) shares of stock in excess of 9.8% in value of the outstanding shares of our stock. Our charter also contains certain other limitations on the ownership and transfer of our stock.

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

Under the terms of the partnership agreement of our operating partnership, if there is a conflict between the interests of our stockholders and any limited partners, the general partner will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any limited partners; provided that, at such times as we own a controlling economic interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any limited partners shall be resolved in favor of our stockholders.

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

Risks Related to our REIT Qualification and Certain Other U.S. Federal Income Tax Items

Legislative or other actions affecting REITs could materially and adversely affect us and our stockholders.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to the U.S. federal income tax laws, with or without retroactive application, could materially and adversely affect us and our stockholders. We cannot predict how changes in the tax laws might affect us or our stockholders. New legislation, regulations promulgated by the U.S. Treasury Department (the “U.S. Treasury regulations”), administrative interpretations, or court decisions could significantly and negatively affect our ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification or the U.S. federal income tax consequences of our stockholders.

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our stockholders.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019. As long as we meet the requirements under the Code for qualification and taxation as a REIT each year, we can deduct dividends paid to our stockholders when calculating our REIT taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and stock ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions might significantly change the U.S. federal income tax laws with respect to our qualification as a REIT or the U.S. federal income tax consequences of such qualification. We believe that we have been organized and operate in conformity with the requirements for qualification as a REIT under the Code. All of our investments are held indirectly through our operating partnership. We control our operating partnership and intend to operate it in a manner consistent with the requirements for qualification as a REIT. However, we cannot guarantee that we will qualify as a REIT in any given year because:

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

In addition, we may be required to acquire and hold Agency issued securities, U.S. Treasury securities or other similar assets directly, using significant leverage to do so, in order for us to satisfy the requirement that securities of one or more TRSs represent not more than 25% (20% for periods prior to 2026) of the value of our gross assets on each testing date, even though we might not have acquired or held such Agency issued securities, U.S. Treasury securities or other similar assets in the absence of that 25% (20% for periods prior to 2026) value test. Additionally, the need to satisfy such 25% (20% for periods prior to 2026) value test may require dividends to be distributed by one or more TRSs to us at times when it may not be beneficial to do so. We may, in turn, distribute all or a portion of such dividends to our stockholders at times when we might not otherwise wish to declare and pay such dividends. These dividends when received by non-corporate U.S. stockholders generally will be eligible for taxation at preferential qualified dividend income tax rates rather than at ordinary income rates. TRS distributions classified as dividends, however, will generally constitute qualifying income for purposes of the 95% gross income test but not qualifying income for purposes of the 75% gross income test. It is possible that we may wish to distribute a dividend from a TRS to ourselves in order to reduce the value of TRS securities below 25% (20% for periods prior to 2026) of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets and certain other sources. Although there are other measures we can take in such circumstances in order to remain in compliance with REIT requirements, there can be no assurance that we will be able to comply with both of these tests in all market conditions.

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

The Code provides for a 20% maximum U.S. federal income tax rate for dividends paid by regular United States corporations to eligible domestic shareholders that are individuals, trusts or estates. Dividends paid by REITs are generally not eligible for these reduced rates. However, such non-corporate stockholders may deduct from their taxable income one-fifth of the REIT dividends payable to them that are not treated as capital gains dividends or as qualified dividend income (“Qualified REIT Dividends”) for the purposes of determining their U.S. federal income tax. To qualify for this deduction, the stockholder receiving a Qualified REIT Dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property.

However, even if a U.S. stockholder qualifies for this deduction, the effective rate for such Qualified REIT Dividends still remains higher than rates for regular corporate dividends paid to non-corporate U.S. stockholders. The more favorable rates applicable to regular corporate dividends could cause non-corporate investors to perceive investments in REITs to be relatively less attractive as a U.S. federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our shares of common stock.

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

Due to each of these potential differences between income recognition or expense deduction and related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; (3) distribute amounts that would otherwise be invested in our target assets consistent with our strategy, capital expenditures or repayment of debt; or (4) make a taxable distribution of shares of our common stock as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash.

We are dependent on external sources of capital to finance our growth.

As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our stockholders 90% of our REIT taxable income annually in order to qualify as a REIT and 100% of REIT taxable income in order to avoid U.S. federal corporate income tax and a 4% nondeductible excise tax. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions, and the market price of our common stock.

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

In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must satisfy various tests on an annual and quarterly basis regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. To meet these tests, we may be required to forgo investments we might otherwise make. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance and materially and adversely affect us.

Complying with REIT requirements may force us to liquidate otherwise profitable assets, which could materially and adversely affect us.

In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and designated real estate assets, including certain mortgage loans and stock in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, and no more than 25% (20% for periods prior to 2026) of the value of our total securities can be represented by securities of one or more TRSs. We generally do not intend, and as the sole owner of the general partner of our operating partnership, do not intend to permit our operating partnership, to take actions we believe would cause us to fail to satisfy the asset tests described above. However, if we fail to comply with these requirements at the end of any calendar quarter after the first calendar quarter for which we qualified as a REIT, we must generally correct such failure within 30 days after the end of such calendar quarter to prevent us from losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce the return on our assets, which could materially and adversely affect us.

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

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. U.S. stockholders receiving such distributions will be required to include the full amount of the distribution in their taxable income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay U.S. federal income taxes with respect to such dividends in excess of the cash dividends received, and the U.S. stockholder may be forced to use funds from other sources to pay its tax liability. If a U.S. stockholder sells shares of our common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of shares of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of shares of our common stock.

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

We have accessed the public debt capital markets through the issuance of our Senior Unsecured Notes. Additionally, in the future, we may attempt to increase our capital resources by making additional offerings of debt securities (or causing our operating partnership to issue debt securities) or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities, our preferred stock, if issued, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Any preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of shares of our common stock bear the risk of our future offerings reducing the market price of shares of our common stock and diluting their stock holdings in us.

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

As of the date of this filing, we have not experienced any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. However, future threats or incidents could have a material impact on our business strategy, results of operations or financial condition. For a discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see Part I, Item 1A. “Risk Factors—Risks Related to Our Company—Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results” and “— We are highly dependent on information systems, and system failures could significantly disrupt our business, which may, in turn, have a material adverse effect on us.”

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

Item 2. Properties

As of December 31, 2025, we did not own any property. Our principal offices are located in space leased by an affiliate of our Manager at 980 Hammond Drive, Suite 200, Atlanta, Georgia 30328.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 17, 2021, our common stock began trading on the NYSE under the symbol “AOMR.” As of March 3, 2026, there were 16 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

To the extent that in respect of any calendar year, cash available for distribution is less than our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I, Item 1A, “Risk Factors.”

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, we did not repurchase any shares of our common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025.

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

General

Angel Oak Mortgage REIT, Inc. is a real estate finance company focused on acquiring and investing in first and second lien non-QM loans and other mortgage-related assets in the U.S. mortgage market. Our strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are primarily made to higher-quality borrowers and sourced from the proprietary mortgage lending platform of our affiliate, Angel Oak Mortgage Lending and other originators through our relationship with Angel Oak Capital. We may also invest in other residential mortgage loans, RMBS, and other mortgage-related assets, which, collectively with non-QM loans, we refer to as our target assets. Our objective is to generate attractive risk-adjusted returns for our stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

On October 1, 2025, immediately following the closing of the Strategic Transaction between Angel Oak Companies and Brookfield, the Company, our operating partnership, and our Manager, entered into a new Management Agreement to supersede and replace in its entirety the Prior Management Agreement previously in effect. The Management Agreement is substantially and economically similar to the Prior Management Agreement. The Management Agreement reflects two substantive changes from the Prior Management Agreement. The Prior Management Agreement required the Company to reimburse our Manager for a share of the wages, salaries and benefits incurred by our Manager with respect to the Company’s Chief Executive Officer and President, based upon the percentage of such person’s working time relating to the Company. Under the Management Agreement, this provision was modified to provide that, for so long as Sreeni Prabhu serves as the Company’s Chief Executive Officer and President, our Manager will not be entitled to be reimbursed for the costs of his wages, salaries and benefits unless Mr. Prabhu devotes 100% of his working time on matters related to the Company and its subsidiaries (which is not currently the case), and any such reimbursement is approved in advance by at least two-thirds of the independent directors. In addition, under the Management Agreement, with respect to the Company’s annual right to decline to renew the Management Agreement without cause upon the affirmative vote of at least two-thirds of the independent directors based upon a determination that the compensation payable to our Manager is not fair, it was clarified that any such determination will take into account amounts sought for expense reimbursement.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

In 2025, the U.S. Federal Reserve Bank (the “Fed”) held the federal funds rate stable through most of the year, and began easing policy in September with its first federal funds rate cut of the year, signaling confidence in an easing of inflationary pressures. Ultimately, three 25 basis point cuts between September and December 2025 culminated in a federal funds rate of 3.50% to 3.75% as of the end of 2025 as compared to 4.25% to 4.50% as of the end of 2024. 2025 was a more constructive general environment compared to 2024; however, while dampened compared to 2024, uncertainty and volatility persisted in 2025 with regard to key inflation and employment data. Overall, the dovish approach was constructive for prospective homebuyers, as mortgage rates decreased in line with the federal funds rate. Additionally, securitization markets demonstrated an improved environment with robust activity and a continued tightening of execution spreads. Expectations are for a steady interest rate environment in 2026 with further inflation moderation and cooling, though positive, economic growth.

The two-year Treasury yield ended at 3.48% as of the end of 2025, demonstrating a decrease of 77 basis points compared to 4.25% as of the end of 2024. The five-year Treasury yield also decreased, ending at 3.73% as of the end of 2025, marking a decrease of 66 basis points compared to 4.39% as of the end of 2024. Similarly the ten-year Treasury yield decreased as well, ending 2025 at 4.17%, a decrease of 41 basis points compared to 4.58% as of the end of 2024. Over the course of 2025, the two-year Treasury saw yields ranging from a high of 4.39% and a low of 3.43%, the five-year Treasury observed yields ranging from a high of 4.61% and a low of 3.55%, and the ten-year saw yields ranging from a high of 4.79% and a low of 3.95%. The Treasury yield curve steepened throughout the course of the year as well, with the spread between the two year and ten year Treasury yield increasing from 32 basis points as of the end of 2024 to 69 basis points as of the end of 2025. All tenors of the Treasury yield saw their annual high rate in January 2025 and their annual low rate in October 2025 before increasing slightly to end the year.

Residential mortgage rates responded alongside the decreases in the federal funds rate, with the average conforming 30-year mortgage rate decreasing by 70 basis points to 6.15% as of the end of 2025 compared to 6.85% as of the end of 2024. Mortgage applications rose in 2025, particularly toward the end of the year, reflecting improved conditions compared to 2024. Residential mortgage rates are key benchmarks for the valuation of our portfolio, and the decreasing rates drove corresponding positive impacts to our asset pricing. Continued purchases of newly originated loans and securitizations of recently originated loans contributed to an increase in the valuations of our residential whole loans and loans in securitization trusts portfolios over the course of 2025, along with a healthy securitization market. We expect to continue to purchase newly originated loans, which should continue to support overall portfolio valuations and securitization execution going forward.

Our investment performance

Net Interest Margin (“NIM”). We generated $4.2 million greater net interest income for the year ended December 31, 2025 as compared to the prior year, driven primarily by steady purchases and securitizations of newly originated loans, higher weighted average coupons on our overall investment portfolio, and decreases in funding costs as a percentage of borrowings associated with our residential whole loans portfolio. Our interest income for the year ended December 31, 2025 was $143.7 million compared to $110.4 million in the prior year, and our interest expense for the year ended December 31, 2025 was $102.6 million compared to $73.5 million in the prior year. Our net interest income for the year ended December 31, 2025 increased by 11% versus the prior year.

Net realized loss. Our net realized loss of $10.9 million for the year ended December 31, 2025 was driven by the loss of unamortized premiums associated with an increased rate of loans in our loans held in securitization trusts portfolio that were prepaid during the year, as well as realized losses on forward contracts used to hedge valuation risk in our residential loan portfolio. When valuations of our residential loan portfolio increase, we will typically observe a corresponding negative impact in forward contracts. Our net realized loss of $9.2 million for the year ended December 31, 2024 was primarily driven by our participation in co-mingled securitizations with other Angel Oak entities (AOMT 2024-3 and AOMT 2024-6). Because these securitizations did not result in the consolidation of VIE entities, we recognized a loss on the sale of these loans; however, the realized losses were less than the previous period’s unrealized losses for these loans, which drove overall positive GAAP net income for these securitizations.

Net unrealized gain. Our net unrealized gain of $30.8 million for the year ended December 31, 2025 was primarily attributable to $28.6 million of unrealized gains in our residential loans in securitizations trusts and non-recourse securitization obligation portfolio, as well as $3.3 million of unrealized gains in our residential loan portfolio. Gains were driven by a decreasing interest rate environment that led to rebounds in the valuations of lower-coupon securitizations as well as higher marks on new loan purchases and more recent, higher-coupon securitizations.

Whole loans and securitization activity

During the year ended December 31, 2025, we purchased $861.8 million of newly-originated, current market coupon non-QM residential mortgage loans, second lien mortgage loans, and HELOCs, with a weighted average coupon of 7.79%, weighted average combined loan-to-value ratio (“CLTV”) of 65.4% and weighted average credit score of 756. Comparatively, during the year ended December 31, 2024, we purchased $683.7 million of newly-originated non-QM residential mortgage loans, with a weighted average coupon of 7.64%, weighted average CLTV of 70.2% and weighted average credit score of 749.

We participated in four securitization transactions and one re-securitization in 2025, contributing a total of $704 million of unpaid principal balance of residential mortgage loans to the securitizations. In April 2025, we issued AOMT 2025-4, a $284.3 million unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed the entire balance as the sole participant. In May 2025, we participated in AOMT 2025-6, a $349.7 million unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed loans with an unpaid principal balance of $87.2 million. In September 2025, the Company in conjunction with the Company’s affiliates exercised the combined call rights on the AOMT 2019-2 and AOMT 2019-4 securitizations in which we participated, along with others in which we did not participate, and subsequently re-securitized the underlying loans in AOMT 2025-R1. We no longer hold any economic interest in these loans or the re-securitization. This transaction resulted in $19.4 million of cash, which was used for new loan purchases and other accretive uses, and $7.3 million of non-performing loans that were classified as held for sale and recorded in other assets. In October 2025, we issued AOMT 2025-10, a $274.3 million unpaid principal balance securitization backed by a pool of residential mortgage loans, to which we contributed the entire balance as the sole participant. In December 2025, we participated in AOMT 2025-HB2, a $281.4 million unpaid principal balance securitization backed by HELOCs on one‑to‑four family residential properties, to which we contributed loans with an unpaid principal balance of $58.6 million.

We issued AOMT 2025-4 and 2025-10 as the sole participant in the securitizations. As the primary beneficiary we have consolidated these securitizations, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheet as of the applicable balance sheet date.

AOMT 2025-6 and AOMT 2025-HB2 were securitization transactions entered into with other Angel Oak affiliates, for which we are not considered to be a “primary beneficiary”of the applicable securitization vehicle. Therefore, the bonds retained from these securitizations, as well as from our securitizations prior to 2021, are held on our consolidated balance sheets as RMBS as of December 31, 2025 and December 31, 2024. The risk retention portion of the bonds retained from these securitizations is presented in other assets on our consolidated balance sheets as of the applicable dates. We may decide to enter into similar securitization transactions in the future.

AOMT 2025-R1 was a transaction entered into with other Angel Oak affiliates, for which we are not considered to be a "primary beneficiary" of the applicable securitization vehicle. We did not retain any bonds or economics from this re-securitization.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.3 billion as of December 31, 2025. Highlights of whole loan financing facilities activity over 2025 are as follows:

▪During the year ended December 31, 2025, we maintained the same whole loan financing facility lender base as of December 31, 2024, with the exception that in the fourth quarter of 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with a global investment bank (“Global Investment Bank 4”) through the execution of a Master Repurchase Agreement and Securities Contract (the “Global Investment Bank 4 Master Repurchase Agreement”). The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Global Investment Bank 4 Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Company is subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Global Investment Bank 4 Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Global Investment Bank 4 Master Repurchase Agreement.

•In the fourth quarter of 2025, the loan financing facility with Multinational Bank 1 was extended through June 25, 2026 in accordance with the terms of the agreement, which contemplates three-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

•In the fourth quarter of 2025, the Company amended its loan financing facility with Global Investment Bank 2. The interest rate pricing spread was updated from a range of 1.75% to 3.35% to a range of 1.65% to 2.40%, based on collateral type, loan status, dwell time and other factors.

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
We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the Management Agreement. For information on the fees that are payable to our Manager under the Management Agreement, see Part II, Item 8, Note 11 – Related Party Transactions in our audited consolidated financial statements included in this Annual Report on Form 10-K.

Distributable Earnings were approximately $14.6 million and $7.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. The table below sets forth a reconciliation of net income allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	($ in thousands)
Net income (loss) allocable to common stockholders	$44,024	$28,750
Adjustments:
Net unrealized (gains) losses on trading securities	(216)	1,026
Net unrealized (gains) losses on derivatives	1,307	(2,849)
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	(28,578)	(5,313)
Net unrealized (gains) losses on residential loans	(3,271)	(16,598)
Net unrealized (gains) losses on commercial loans	—	(27)
Non-cash equity compensation expense	1,354	2,041
Distributable Earnings	$14,620	$7,030

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total common stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	($ in thousands)
Distributable Earnings	$14,620	$7,030
Average total common stockholders’ equity	$253,705	$255,860
Distributable Earnings Return on Average Equity	5.76%	2.75%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of each quarter-end date of 2025 and as of December 31, 2024:

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
	(in thousands except for share and per share data)
Common stockholders’ equity	$267,523	$264,165	$246,389	$251,480	$238,967
Number of shares of common stock outstanding at period end	24,914,647	24,914,035	23,765,202	23,500,175	23,500,175
Book value per share of common stock	$10.74	$10.60	$10.37	$10.70	$10.17

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of each quarter-end date of 2025 and as of December 31, 2024:

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
		(in thousands except for share and per share data)
GAAP total common stockholders’ equity for book value per share of common stock	$267,523	$264,165	$246,389	$251,480	$238,967
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	48,789	52,770	61,846	63,593	68,784
Stockholders’ equity including economic book value adjustments	$316,312	$316,935	$308,235	$315,073	$307,751

Number of shares of common stock outstanding at period end	24,914,647	24,914,035	23,765,202	23,500,175	23,500,175
Book value per share of common stock	$10.74	$10.60	$10.37	$10.70	$10.17
Economic book value per share of common stock	$12.70	$12.72	$12.97	$13.41	$13.10

Results of Operations

Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

The following table sets forth a summary of our results of operations for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
INTEREST INCOME, NET
Interest income	$143,655	$110,427
Interest expense	102,555	73,502
NET INTEREST INCOME	41,100	36,925

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(10,863)	(9,228)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	30,758	23,761
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	19,895	14,533

EXPENSES
Operating expenses	5,004	6,786
Operating expenses incurred with affiliate	1,901	1,845
Stock compensation	1,354	2,041
Securitization costs	3,569	3,799
Management fee incurred with affiliate	4,612	4,976
Total operating expenses	16,440	19,447

INCOME (LOSS) BEFORE INCOME TAXES	44,555	32,011
Income tax expense (benefit)	531	3,261
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$44,024	$28,750
Other comprehensive income (loss)	2,161	1,500
TOTAL COMPREHENSIVE INCOME (LOSS)	$46,185	$30,250

Net Interest Income

The following table sets forth the components of net interest income for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$20,120	$272,486	$18,677	$271,658
Residential mortgage loans in securitization trusts	105,452	1,879,665	74,757	1,441,354
Commercial mortgage loans	420	5,202	345	5,231
RMBS and Majority-Owned Affiliates	14,623	140,395	12,851	146,829
CMBS	990	5,275	1,520	6,276
U.S. Treasury Securities	61	1,667	564	11,441
Other interest income (1)	1,989	46,232	1,713	38,711
Total interest income	143,655		110,427
Interest expense
Notes payable	12,838	203,448	13,158	191,134
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	77,948	1,747,061	54,262	1,360,602
Repurchase facilities	3,631	62,436	3,808	61,060
Senior Unsecured Notes	8,138	73,023	2,274	21,986
Total interest expense	102,555		73,502
Net interest income	$41,100		$36,925

(1)     Primarily comprised of interest received on cash deposits, including interest earned on margin cash collateral.

Net interest income for the years ended December 31, 2025 and December 31, 2024 was $41.1 million and $36.9 million, respectively. Net interest income increased by approximately $4.2 million for the year ended December 31, 2025 as compared to December 31, 2024, primarily due to new asset purchases and securitizations, as well as a higher interest rate associated with those and other target assets. Interest expense increased for the year ended December 31, 2025 as compared to December 31, 2024 due to a higher average balance in our non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts as well as our 2030 senior notes issued in May 2025. Overall, the increase in interest income offset the increase in interest expense and drove the $4.2 million increase to net interest income.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the years ended December 31, 2025 and December 31, 2024 are set forth as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Realized and unrealized gain on residential mortgage loans	$5,255	$9,525
Realized and unrealized gain (loss) on residential loans held in securitization trusts, net of non-recourse securitization obligation	22,458	887
Realized loss on RMBS	(2,295)	(2,916)
Realized and unrealized gain (loss) on Whole Pool Agency RMBS	1,960	(6,730)
Realized loss on CMBS	(603)	(248)
Unrealized gain on commercial mortgage loans	—	28
Unrealized appreciation (depreciation) on interest rate futures	(1,019)	1,828
Realized and unrealized gain (loss) on TBAs	(2,166)	6,397
Realized gain (loss) on interest rate futures	(3,108)	5,848
Unrealized loss on U.S. Treasury Securities	—	(86)
Realized gain (loss) on AOMT Majority-Owned Affiliate ("MOA")	$(587)	$—
Total realized and unrealized gains (losses), net	$19,895	$14,533

For the years ended December 31, 2025 and December 31, 2024, total realized and unrealized gains (losses), net, were a gain of $19.9 million and a gain of $14.5 million, respectively. For the year ended December 31, 2025, the $22.5 million of realized and unrealized gain on residential loans held in securitization trusts, net of non-recourse securitization obligation was the primary driver of the overall gain, which includes $28.6 million of unrealized gains offset by $6.1 million of realized loss. This unrealized gain is driven by valuation increases on the residential loans held in securitization trusts, net of non-recourse securitization obligation portfolio and the realized loss is driven by the loss of unamortized premiums associated with an increased rate of loans in our residential loans held in securitization trusts, net of non-recourse securitization obligation portfolio that were prepaid during the year. Offsetting this gain were realized losses on our interest rate futures portfolio, which will typically have a correspondingly negative impact when valuations of our residential mortgage loans portfolio increase as they did throughout 2025. Comparatively, for the year ended December 31, 2024, realized and unrealized gains on our portfolios of residential mortgage loans, TBAs, and interest rate futures were the primary drivers of the total gain, offset by realized losses on RMBS and unrealized losses on whole pool agency residential mortgage-backed securities (“Whole Pool Agency RMBS”).
Expenses

Operating Expenses

For the years ended December 31, 2025 and December 31, 2024, our operating expenses were $5.0 million and $6.8 million, respectively. Our operating expenses decreased compared to the comparative period due to continued cost savings actions such as in-sourcing of key accounting functions and vendor contract negotiations.

Stock Compensation

For the years ended December 31, 2025 and December 31, 2024, our stock compensation expense was $1.4 million and $2.0 million, respectively. The primary driver of this decrease was the final vesting of time-based stock awards issued at our IPO.

Operating Expenses Incurred with Affiliate

For the years ended December 31, 2025 and December 31, 2024, our operating expenses incurred with affiliate were $1.9 million and $1.8 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, increased slightly versus the comparative period due to standard annual compensation increases.

Securitization Expenses

For the year ended December 31, 2025 and December 31, 2024, our securitization expenses were $3.6 million and $3.8 million, respectively. The decrease in expense is driven primarily by a decrease in total securitization volume for the year ended December 31, 2025 versus the comparable period in 2024. Expenses incurred during the year ended December 31, 2025 are related to the AOMT 2025-4, AOMT 2025-6, AOMT 2025-R1, AOMT 2025-10, and AOMT 2025-HB2 securitizations. The securitization costs incurred for the comparable period in 2024 were associated with the AOMT 2024-3, AOMT 2024-4, AOMT 2024-6, AOMT 2024-10, and AOMT 2024-13 securitizations.

Management Fee Incurred with Affiliate

For the years ended December 31, 2025 and December 31, 2024, our management fee incurred with affiliate was $4.6 million and $5.0 million, respectively. The decrease is due to the decline in our average Equity (as defined in the Management Agreement) for the year ended December 31, 2025 as compared to the same period in 2024.

Income Taxes

During the year ended December 31, 2025 and December 31, 2024 we recorded an income tax expense of approximately $0.5 million and $3.3 million, respectively based on our income associated with assets held in our TRS.

Our Portfolio

As of December 31, 2025, our portfolio consisted of approximately $2.7 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires, and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.
The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of December 31, 2025:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$294,134	$218,757	$75,377	28.2%
Residential mortgage loans in securitization trust	2,076,776	1,915,321	161,455	60.4%
Total whole loan portfolio	$2,370,910	$2,134,078	$236,832	88.5%

Investment securities
RMBS	$280,005	$54,041	225,964	84.5%
Investment in Majority-Owned Affiliates (1)	25,474	—	25,474	9.5%
Total investment securities	$305,479	$54,041	$251,438	94.0%

Total investment portfolio	$2,676,389	$2,188,119	$488,270	182.5%
Target assets	$2,676,389	$2,188,119	$488,270	182.5%

Cash	$41,619	$—	$41,619	15.6%
Other assets and liabilities (2)	(262,366)	—	(262,366)	(98.1)%
Total	$2,455,642	$2,188,119	$267,523	100.0%
(1)     Our Investment in Majority-Owned Affiliates is held at its amortized cost basis.

(2)    Other assets and liabilities presented is calculated as a net liability substantially comprised of $198.2 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in Majority-Owned Affiliates, which is considered a target asset.

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

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2025:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$10 - $3,497	$386
Interest rate	3.87% - 13.41%	7.38%
Maturity date	1/26/2040 - 10/19/2065	June 2055
FICO score at loan origination	628 - 850	760
CLTV at loan origination	8.7% - 85.0%	70.5%
DTI at loan origination	1.7% - 50.0%	32.4%
Percentage of first lien loans	N/A	89.1%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.4%

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2024:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$75 - $2,995	$537
Interest rate	3.87% - 11.88%	7.40%
Maturity date	8/8/2039 - 9/26/2064	November 2054
FICO score at loan origination	628 - 822	752
CLTV at loan origination	31.9% - 90.0%	71.7%
DTI at loan origination	1.94% - 50.0%	31.2%
Percentage of first lien loans	N/A	96.7%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	—%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2025:

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
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2024:

100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

120
80
40
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of December 31, 2025, based on the product profile, borrower profile and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of December 31, 2025:

HELOCs and Closed End Seconds, 11%
Investor Loans, 32%
Loans Made to Bank Statement Borrowers, 44%
Just Missed Prime, 13%

HELOCs & Closed End Seconds, 11%
Investor Loans, 32%
Loans Made to Bank Statement Borrowers, 44%
Full Documentation and Other Loans, 13%

GA, 4%
NJ, 6%
TX, 7%
NY, 10%
FL, 13%
CA, 24%
Other, 40%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2025. Numbers presented may not sum to 100% due to rounding.

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
The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2025:

($ in thousands)
UPB	$2,090,583
Fair Value	$2,076,776
Number of loans	4,947
Weighted average loan coupon	6.0%
Average loan amount	$424
Weighted average CLTV at loan origination and deal date	66.9%
Weighted average credit score at loan origination and deal date	747
Current 3-month conditional prepayment rate (“CPR”) (1)	12.6%
Percentage of loans 90+ days delinquent (based on UPB)	1.7%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2025 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2025. Numbers presented may not sum to 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2024:

($ in thousands)
UPB	$1,781,311
Fair Value	$1,696,995
Number of loans	4,183
Weighted average loan coupon	5.6%
Average loan amount	$427
Weighted average CLTV at loan origination and deal date	67.0%
Weighted average credit score at loan origination and deal date	743
Current 3-month CPR	7.4%
Percentage of loans 90+ days delinquent (based on UPB)	2.0%

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2025 and December 31, 2024 unless otherwise stated:

December 31, 2025	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations	AOMT 2025 Securitizations
	($ in thousands)
UPB of loans	$105,837	$134,276	$984,295	$1,028,989	$603,865
Number of loans	388	429	1949	2425	3328
Weighted average loan coupon	6.47%	5.81%	5.18%	5.74%	9.08%
Average loan amount	$273	$313	$505	$424	$181
Weighted average CLTV at loan origination and deal date	66%	74%	67%	67%	68%
Weighted average credit score at loan origination and deal date	718	719	732	736	746
Current 3-month CPR (1)	15.7%	6.2%	8.4%	10.2%	15.1%
90+ day delinquency (as a % of UPB)	4.8%	3.0%	3.9%	2.5%	0.7%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.0%	0.9%	3.2%	2.3%	0.7%
Weighted Average CLTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.5%	74.1%	65.3%	64.9%	65.3%
Fair value of first loss piece (3, 4)	$2,214	$24,641	$10,938	$18,190	$7,172
Investment thickness (5)	12.09%	23.11%	8.57%	10.22%	4.08%
(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. The AOMT 2025-HB2 securitization, completed in December 2025, does not yet have CPR statistics and is excluded from the average for AOMT 2025 securitizations.
(2) AOMT 2020-3 does not have CLTV or Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimates”); accordingly, original CLTV is used.
(3) Represents the fair value of the securities we hold in the first loss tranche in each securitization.

(4) The fair value of the first loss pieces presented for the 2023 - 2025 securitizations is the total at risk for the Majority-Owned Affiliates.

(5) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average current size of the securitization.

December 31, 2024	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations
	($ in thousands)
UPB of loans	$286,875	$148,016	$1,093,694	$1,153,975
Number of loans	$1,053	$466	$2,122	$2,629
Weighted average loan coupon	7.19%	5.83%	5.23%	5.79%
Average loan amount	$272	$318	$515	$439
Weighted average CLTV at loan origination and deal date	69%	74%	68%	69%
Weighted average credit score at loan origination and deal date	708	719	732	737
Current 3-month CPR (1)	10.1%	13.2%	7.4%	9.1%
90+ day delinquency (as a % of UPB)	8.3%	4.0%	2.6%	1.6%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.3%	1.3%	2.5%	2.1%
Weighted Average CLTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.2%	—%	67.0%	70.2%
Fair value of first loss piece (3, 4)	$19,226	$23,405	$10,995	$18,650
Investment thickness (5)	21.92%	20.96%	7.77%	9.59%
(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.
(2)    AOMT 2020-3 does not have CLTV or FHFA HPI Estimates; accordingly, original CLTV is used.

(3)    Represents the fair value of the securities we hold in the first loss tranche in each securitization.

(4)    The fair value of the first loss pieces presented for the 2023 - 2024 securitizations is the total at risk for the Majority-Owned Affiliates.

(5) Represents the average size of the subordinate securities we own as investments in each securitization relative to the average overall size of the securitization.

The following table provides certain information with respect to our RMBS portfolio received in AOMT securitization transactions and acquired from other third parties as of December 31, 2025:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$13,252	$—	$13,252	$6,993	$—	$6,993	$6,259	$—	$6,259
Subordinate	59,587	—	59,587	12,354	—	12,354	47,233	—	$47,233
Interest only / excess	9,301	—	9,301	—	—	—	9,301	—	$9,301
Whole pool (2)	—	197,865	197,865	—	—	—	—	197,865	$197,865
Retained RMBS in VIEs (3)	—	—	—	34,694	—	34,694	(34,694)	—	$(34,694)
Subtotal	$82,140	$197,865	$280,005	$54,041	$—	$54,041	$28,099	$197,865	$225,964
Investment in Majority Owned Affiliates	$25,474	$—	$25,474	$—	$—	$—	$25,474	$—	$25,474
Total	$107,614	$197,865	$305,479	$54,041	$—	$54,041	$53,573	$197,865	$251,438

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of December 31, 2025 were purchased from a broker to whom the Company owes approximately $198.2 million, payable upon the settlement date of the trade. See Part II, Item 8, Note 7 — Due to Broker in our audited consolidated financial statements included in this Annual Report on Form 10-K.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $198.9 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

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

(2)     The whole pool RMBS presented as of December 31, 2024 were purchased from a broker to whom the Company owed approximately $202.0 million, payable upon the settlement date of the trade. See Part II, Item 8, Note 7 — Due to Broker in our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2025:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$12,735	$73,549	$12,508	$201,451	$300,243
Acquisitions:
Retained bonds received in securitizations	—	10,256	732	—	10,988
Secondary market purchases of AOMT securities	—	—	—	—	—
Third party securities	—	—	—	908,857	908,857
Effect of principal payments / called deals	155	(25,251)	(3,347)	(915,610)	(944,053)
IO and excess servicing prepayments	—	—	(1,640)	—	(1,640)
Changes in fair value, net	362	1,033	1,048	3,167	5,610
Ending fair value	$13,252	$59,587	$9,301	$197,865	$280,005

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of December 31, 2024:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$10,972	$55,665	$13,059	$392,362	$472,058
Acquisitions:
Retained bonds received in securitizations	2,420	14,757	1,838	—	19,015
Secondary market purchases of AOMT securities	—	—	—	—	—
Third party securities	—	—	—	938,430	938,430
Effect of principal payments / called deals	(1,080)	—	—	(1,125,653)	(1,126,733)
IO and excess servicing prepayments	—	—	(1,974)	—	(1,974)
Changes in fair value, net	423	3,127	(415)	(3,688)	(553)
Ending fair value	$12,735	$73,549	$12,508	$201,451	$300,243

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2025 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of December 31, 2025)

No state in “Other” represents more than a 3% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of December 31, 2025. Numbers presented may not sum to 100% due to rounding.

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

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, securitizations of our whole loans, and our ATM Program (as defined below). Additionally, on July 25, 2024, we closed an underwritten public offering and sale of, and issued, $50 million in aggregate principal amount of our 2029 senior notes. We deployed the majority of the net proceeds from the offering of our 2029 senior notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets substantially sourced from our affiliated proprietary mortgage lending platform and other target assets through the secondary market in a manner consistent with our strategy and investment guidelines. Additionally, we used the net proceeds from the offering of our 2029 senior notes to repurchase 1,707,922 shares of our common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of approximately $20.0 million. Furthermore, in May 2025, we closed an underwritten public offering and sale of, and issued, $42.5 million in aggregate principal amount of our 2030 senior notes. We used the majority of the net proceeds from the offering of our 2030 senior notes for general corporate purposes, which included the acquisition of non-QM loans and other target assets in a manner consistent with our strategy and investment guidelines. Our financing sources historically have included the foregoing, as well as capital contributions from our investors prior to our IPO, and the proceeds from our IPO and concurrent private placement (which capital has all been deployed). Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.

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

Description of Existing Financing Arrangements

As of December 31, 2025, we were a party to four uncommitted loan financing lines for a total borrowing capacity in an aggregate amount of up to $1.3 billion. Borrowings under uncommitted loan financing lines may be used to purchase whole loans for eventual securitization or loans purchased for long‑term investment purposes.

Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and restrictive covenants, as is usual and customary. As of December 31, 2025, the advance rates (when required) of our four active lenders ranged from 75% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our four active lenders) included: (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as it relates to Global Investment Bank 3 as of such date of determination, (y) $10.0 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of December 31, 2025 was $10.0 million.

A description of each loan financing line is set forth as follows:

Multinational Bank 1 Loan Financing Facility

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

Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every six months for a maximum six-month term. In the fourth quarter of 2025, the loan financing facility with Multinational Bank 1 was extended through June 25, 2026 in accordance with the terms of the agreement, which contemplates three-month renewals.

The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread from 1.65% to 2.10%, and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) until two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.

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

Global Investment Bank 2 Loan Financing Facility

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

The principal amount paid by Global Investment Bank 2 for each mortgage loan is based on a percentage of the market value, cost‑basis value, or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, our subsidiaries are required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 1.65% to 2.40%.

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

Global Investment Bank 3 Loan Financing Facility

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

The loan financing line is marked‑to‑market at fair value, where Global Investment Bank 3 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner and is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Further, the principal amount paid by Global Investment Bank 3 for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Upon any subsidiary’s repurchase of the mortgage loan, such subsidiary is required to repay Global Investment Bank 3 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) Compound SOFR and (2) a pricing spread generally ranging from 1.75% - 4.75%.

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

Global Investment Bank 4 Loan Financing Facility

On October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with a Global Investment Bank 4 through the execution of the Global Investment Bank 4 Master Repurchase Agreement. The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Company is subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Master Repurchase Agreement.

The following table sets forth the details of our financing lines as of each of December 31, 2025 and December 31, 2024:

		Interest Rate Pricing Spread	Drawn Amount
Line of Credit (Note Payable)	Base Interest Rate		December 31, 2025	December 31, 2024
		($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.65% - 2.10%	$125,091	$100,711
Global Investment Bank 2 (2)	1 Month Term SOFR	1.65% - 2.40%	—	15,111
Global Investment Bank 3 (3)	Compound SOFR	1.75% - 4.75%	60,263	13,637
Global Investment Bank 4 (4)	Term SOFR	1.60%	33,403	—
Total			$218,757	$129,459

(1)     On December 26, 2025, this financing facility was extended through June 25, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility has been extended through March 27, 2026. On October 10, 2025, the facility was amended to, reduce the interest rate pricing spread to a range of 1.65% to 2.40%; prior to this amendment, the interest rate pricing spread was a range of 1.75% to 3.35%.

(3)     On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.

(4)     On October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with Global Investment Bank 4 through the execution of the Global Investment Bank 4 Master Repurchase Agreement. The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Global Investment Bank 4 Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Global Investment Bank 4 Master Repurchase Agreement.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2025:

Line of Credit (Note Payable)	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$125,091	$474,909
Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	60,263	139,737
Global Investment Bank 4	200,000	33,403	166,597
Total	$1,250,000	$218,757	$1,031,243

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Short‑Term Repurchase Facilities

In addition to our existing loan financing lines, we employ short‑term repurchase facilities to borrow against U.S. Treasury Securities, securities issued by AOMT, Angel Oak’s securitization platform, and other securities we may acquire in accordance with our investment guidelines.

The following table sets forth certain characteristics of our short-term repurchase facilities as of December 31, 2025 and December 31, 2024:

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$54,041	5.44%	16

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of December 31, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Item 8, Note 5 — Investment Securities in our audited consolidated financial statements included in this Annual Report on Form 10-K.

The following table presents the amounts of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q1 2024	193,493	69,254	193,493
Q2 2024	201,051	66,804	201,051
Q3 2024	102,876	57,842	102,876
Q4 2024	50,555	53,412	51,843
Q1 2025	148,467	62,631	148,467
Q2 2025	68,062	71,980	148,467
Q3 2025	54,041	64,557	68,062
Q4 2025	54,041	54,041	54,041

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

Securitization Transactions

In December 2025, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured by second lien HELOCs on one‑to‑four family residential properties. In the transaction, AOMT 2025-HB2 issued approximately $281.4 million in face value of bonds. Our proportionate share of 21.03% of the retained bonds and investments in MOAs was approximately $7.0 million, including a retained discount on issuance of approximately $0.2 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $43.4 million and released cash of $12.4 million, which was used for new loan purchases and operational purposes.

We derecognized the mortgage loans sold in AOMT 2025-HB2 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2025.

In October 2025, we were the sole participant in a securitization transaction of a pool of residential mortgage loans secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2025-10 issued approximately $274.3 million in face value of bonds. We used the proceeds to repay outstanding debt of approximately $237.4 million and retained cash of $22.1 million, which was used for new loan purchases and operational purposes.

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2025.

In May 2025, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2025-6 issued approximately $349.7 million in face value of bonds. Our proportionate share of 24.94% of the retained bonds was approximately $8.1 million, including a retained premium on issuance of approximately $2.7 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $73.1 million and retained cash of $9.2 million, which was used for operational purposes.

We derecognized the mortgage loans sold in AOMT 2025-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2025.

In April 2025, we were the sole participant in a securitization transaction of a pool of residential mortgage loans secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2025-4 issued approximately $284.3 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $242.4 million and retained cash of $24.7 million, which was used for new loan purchases and operational purposes.

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2025.

In December 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-13 issued approximately $288.9 million in face value of bonds. Our proportionate share of 57.92% of the retained bonds and investments in MOAs was approximately $15.1 million, including a retained premium on issuance of approximately $4.4 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $141.5 million and retained cash of $15.6 million, which was used for operational purposes.

We derecognized the mortgage loans sold in AOMT 2024-13 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2025.

In October 2024, we were the sole participant in a securitization transaction of a pool of residential mortgage loans secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-10 issued approximately $316.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $260.4 million and retained cash of $39.4 million, which was used for new loan purchases and operational purposes.

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2025.

In June 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-6 issued approximately $479.6 million in face value of bonds. Our proportionate share of 4.51% of the retained bonds and investments in MOAs was approximately $2.7 million, including a retained discount on issuance of approximately $0.8 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $15.8 million and retained cash of $1.8 million, which was used for operational purposes.

We derecognized the mortgage loans sold in AOMT 2024-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2025.

In April 2024, we were the sole participant in a securitization transaction of a pool of residential mortgage loans secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-4 issued approximately $299.8 million in face value of bonds. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $235.9 million and retained cash of $39.1 million, which was used for new loan purchases and operational purposes.

We are the sole member of the Depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2024-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of December 31, 2025.

In March 2024, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured primarily by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2024-3 issued approximately $439.6 million in face value of bonds. Our proportionate share of 10.98% of the retained bonds and investments in MOAs was approximately $5.3 million, including a retained discount on issuance of approximately $1.6 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $35.9 million and retained cash of $4.6 million, which was used for operational purposes.

We derecognized the mortgage loans sold in AOMT 2024-3 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of December 31, 2025.

Notes Offering

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 2030 senior notes and $50.0 million principal amount of its 2029 senior notes. The 2030 senior notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 senior notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of December 31, 2025 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	December 31, 2025	December 31, 2024	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,784	$—	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	$50,000	$48,239	$47,740	July 2029	July 2026	9.50%
	$92,500	$89,023	$47,740

(1)     The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by our operating partnership, including the due and punctual payment of principal, premium, if any, and interest on the Senior Unsecured Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

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

(4)     The 2030 Notes bear interest at a rate equal to 9.75% per year, payable in cash quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on September 1, 2025. The 2029 Notes bear interest at a rate equal to 9.50% per year, payable in cash quarterly in arrears on January 30, April 30, July 30 and October 30 of each year.

The below table details the total interest expense incurred on the Senior Unsecured Notes during the years ended December 31, 2025 and December 31, 2024 ($ in thousands).

	December 31, 2025	December 31, 2024
Coupon interest expense	$7,298	$2,072
Amortization expense	840	462
Total interest expense	$8,138	$2,534

At December 31, 2025 and December 31, 2024, the accrued interest payable on the Senior Unsecured Notes was $2.2 million and $0.8 million, respectively.

At December 31, 2025 and December 31, 2024, the unamortized deferred debt issuance cost was $1.2 million and $1.4 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75.0 million, of which $60.2 million remains available as of December 31, 2025, through an “at the market” equity offering program (the “ATM Program”). During the years ended December 31, 2025 and December 31, 2024, the Company issued and sold 1,277,812 and 188,456 shares, respectively, of its common stock through its ATM Program resulting in proceeds of $12.3 million and $2.3 million, respectively, net of commissions and fees. These shares of common stock were issued in SEC registered transactions off the Company’s shelf registration statement.

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

Cash Availability

Cash and cash equivalents

Our cash balance as of December 31, 2025 was sufficient to meet our liquidity covenants under our financing facilities and our Senior Unsecured Notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. Due to market volatility, some of our cash was restricted, as further described below, by margin maintenance requirements, along with cash collateral held by counterparties for interest rate futures and repurchase obligations. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $3.7 million as of December 31, 2025 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2025.

Restricted cash of approximately $2.1 million as of December 31, 2024 was comprised of: $0.9 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2024.

Cash Flows

	For the Years Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Cash flows provided by (used in) operating activities	$(406,954)	$(221,468)
Cash flow provided by (used in) investing activities	$13,663	$120,548
Cash flows provided by (used in) financing activities	$395,683	$99,317
Net increase (decrease) in cash and restricted cash	$2,392	$(1,603)

Cash outflows used in operating activities of $407.0 million for the year ended December 31, 2025 as compared to net outflows of $221.5 million for the year ended December 31, 2024 were primarily due to the increase in cash outflows from purchases of residential mortgage loans, the net change in TBA securities and interest rate futures contracts, the decrease in cash inflows from sales of residential mortgage loans into affiliate’s securitization trust, offset by the increase in cash inflows from principal payments on residential mortgage loans for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Investing cash net inflows of $13.7 million for the year ended December 31, 2025 as compared to $120.5 million of inflows for the year ended December 31, 2024 were primarily due to the timing of purchases and maturities of U.S. Treasury securities between the comparative periods.

Financing cash inflows of $395.7 million for the year ended December 31, 2025 as compared to $99.3 million of inflows for the year ended December 31, 2024 were primarily due funds received from increased securitization activity in the year ended December 31, 2025 compared to the year ended December 31, 2024.

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

The fair value hierarchy is categorized into three broad levels (Levels 1, 2, and 3) based on the inputs as described in Part II, Item 8, Note 9 – Fair Value Measurements. The degree of judgment exercised in determining fair value is significant for investments categorized in Level 2, and greatest for investments categorized in Level 3, as the inputs to these levels are less observable or unobservable in the market, and therefore the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Angel Oak Mortgage REIT, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the valuation of residential mortgage loans at fair value

As discussed in Notes 2, 3, 4, and 9 to the consolidated financial statements, the Company records performing residential mortgage loans and residential mortgage loans in securitization trusts (together, residential mortgage loans) at fair value on its consolidated balance sheet as a result of electing the fair value option at the time of acquisition. As of December 31, 2025, the recorded balance of the Company’s residential mortgage loans was $2.4 billion. The Company estimates the fair value of its residential mortgage loans using price information provided by third-party pricing services. These services determine price information predominately based on trading activity observed in the marketplace, using both market comparable information and discounted cash flow modeling techniques.

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

We evaluated the Company’s process to develop the residential mortgage loans valuation by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in:

◦evaluating the design of the Company’s internal controls specific to the assessment of the third-party pricing services’ valuation techniques and models
◦evaluating that the methodology used by the Company in determining residential mortgage loan fair value is in accordance with U.S. GAAP
◦assessing the third-party pricing services’ valuation techniques and models through comparison to industry practices
◦recalculating the fair value of a selection of residential mortgage loans using the Company’s assumptions and comparing the results of our recalculation to the Company’s fair value estimate

◦developing an independent fair value estimate for a selection of residential mortgage loans at fair value based on independently developed valuation models and assumptions and comparing the results to the Company’s fair value estimate

/s/ KPMG, LLP

We have served as the Company’s auditor since 2018.

Charlotte, North Carolina
March 3, 2026

Angel Oak Mortgage REIT, Inc.
Consolidated Balance Sheets

(in thousands, except for share data)

	As of:
	December 31, 2025	December 31, 2024
ASSETS
Residential mortgage loans - at fair value	$294,134	$183,064
Residential mortgage loans in securitization trusts - at fair value	2,076,776	1,696,995
RMBS - at fair value	280,005	300,243
Cash and cash equivalents	41,619	40,762
Restricted cash	3,666	2,131
Principal and interest receivable	10,354	8,141
TBA securities and interest rate futures contracts - at fair value	240	1,515
Other assets	42,984	36,918
Total assets	$2,749,778	$2,269,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$218,757	$129,459
Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts (see Note 3)	1,915,321	1,593,612
Securities sold under agreements to repurchase	54,041	50,555
Senior unsecured notes	89,023	47,740
TBA securities and interest rate futures contracts - at fair value	32	—
Due to broker	198,191	201,994
Accrued expenses	2,021	2,291
Accrued expenses payable to affiliate	783	766
Interest payable	3,423	934
Income taxes payable	—	2,785
Management fee payable to affiliate	663	666
Total liabilities	$2,482,255	$2,030,802

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of December 31, 2025: 350,000,000 shares authorized, 24,914,647 shares issued and outstanding. As of December 31, 2024: 350,000,000 shares authorized, 23,500,175 shares issued and outstanding.	249	234
Additional paid-in capital	474,577	461,057
Accumulated other comprehensive income (loss)	(1,314)	(3,475)
Retained earnings (deficit)	(205,989)	(218,849)
Total stockholders’ equity	$267,523	$238,967
Total liabilities and stockholders’ equity	$2,749,778	$2,269,769

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for share and per share data)

	For the Years Ended
	December 31, 2025	December 31, 2024
INTEREST INCOME, NET
Interest income	$143,655	$110,427
Interest expense	102,555	73,502
NET INTEREST INCOME	41,100	36,925

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	(10,863)	(9,228)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	30,758	23,761
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	19,895	14,533

EXPENSES
Operating expenses	5,004	6,786
Operating expenses incurred with affiliate	1,901	1,845
Stock compensation	1,354	2,041
Securitization costs	3,569	3,799
Management fee incurred with affiliate	4,612	4,976
Total operating expenses	16,440	19,447

INCOME (LOSS) BEFORE INCOME TAXES	44,555	32,011
Income tax expense (benefit)	531	3,261
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$44,024	$28,750
Other comprehensive income (loss)	2,161	1,500
TOTAL COMPREHENSIVE INCOME (LOSS)	$46,185	$30,250

Basic earnings (loss) per common share	$1.85	$1.18
Diluted earnings (loss) per common share	$1.80	$1.17

Weighted average number of common shares outstanding:
Basic	23,682,302	24,179,039
Diluted	24,314,625	24,396,851

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Equity
Stockholders’ equity as of December 31, 2023	$249	$477,068	$(4,975)	$(216,236)	$256,106
Issuance of common stock, net of issuance costs	2	1,881	—	—	$1,883
Repurchase of shares of common stock	(17)	(19,933)	—	—	$(19,950)
Dividends paid on common stock (1)	—	—	—	(31,037)	$(31,037)
Dividends accrued on unvested performance shares	—	—	—	(326)	$(326)
Stock compensation	—	2,041	—	—	$2,041
Unrealized gain (loss) on RMBS and CMBS	—	—	1,500	—	$1,500
Net income (loss)	—	—	—	28,750	28,750
Stockholders’ equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967
Issuance of common stock, net of issuance costs	15	12,166	—	—	12,181
Dividends paid on common stock (2)	—	—	—	(30,937)	(30,937)
Dividends accrued on unvested performance shares	—	—	—	(227)	(227)
Stock compensation	—	1,354	—	—	1,354
Unrealized gain (loss) on RMBS and CMBS	—	—	2,161	—	2,161
Net income (loss)	—	—	—	44,024	44,024
Stockholders’ equity as of December 31, 2025	$249	$474,577	$(1,314)	$(205,989)	$267,523

(1)     Dividends paid on common stock for the year ended December 31, 2024 at $0.32 per share of common stock on February 29, 2024, May 31, 2024, August 30, 2024, and November 27, 2024.

(2)     Dividends paid on common stock for the year ended December 31, 2025 at $0.32 per share of common stock on February 28, 2025, May 30, 2025, August 29, 2025, and November 26, 2025.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$44,024	$28,750
Adjustments to reconcile net income (loss) to net cash provided or (used in) operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	10,863	9,228
Net unrealized (gain) loss on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(30,758)	(23,761)
Amortization of debt issuance costs	788	462
Net amortization of premiums and discounts on mortgage loans	3,739	2,797
Accretion of non-recourse securitized obligation discount	4,327	4,544
Amortization of RMBS premium/discount	267	291
Accretion of discount on U.S. Treasury securities	(61)	(565)
Stock compensation	1,354	2,041
Purchases of residential mortgage loans from affiliates	(164,888)	(255,368)
Purchases of residential mortgage loans from non-affiliates	(700,653)	(431,707)
Sale of residential mortgage loans	6,392	5,981
Sale of residential mortgage loans into affiliate's securitization trust	145,427	235,903
Principal payments on residential mortgage loans	38,684	18,009
Principal payments on residential mortgage loans in securitization trusts	249,497	170,468
Net change in:
TBA securities and interest rate futures contracts	(4,985)	11,221
Principal and interest receivable on residential mortgage loans	(2,213)	(640)
Other assets	(8,160)	(1,051)
Management fee payable to affiliate	(3)	(727)
Accrued expenses	(540)	980
Accrued expenses payable to affiliate	17	18
Income tax payable	(2,561)	1,544
Interest payable	2,489	114
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(406,954)	(221,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	(11,261)	(19,015)
Purchases of investments in whole pool agency RMBS, trading	(912,283)	(1,130,561)
Sale of investments in RMBS, available for sale	27,726	—
Sale of investments in whole pool agency RMBS, trading	913,060	1,121,001
Purchase of investments in U.S. Treasury securities	(74,939)	(349,595)
Investments in majority-owned affiliates	(4,100)	(4,051)
Principal payments on RMBS and CMBS securities	448	2,736
Maturities of U.S. Treasury securities	75,000	500,000
Principal payments on commercial mortgage loans	12	33
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,663	120,548

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Consolidated Statements of Cash Flows

(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of common stock, net of issuance costs	12,181	1,883
Dividends paid to common stockholders	(30,937)	(31,037)
Principal payments on non-recourse securitization obligation	(249,373)	(170,468)
Cash paid for debt issuance costs	(666)	(1,045)
Proceeds from securitizations	530,533	575,761
Net proceeds from (repurchases of) securities sold under agreements to repurchase	3,486	(143,101)
Net proceeds from (payments on) notes payable	89,298	(161,151)
Net proceeds from issuance of senior notes	41,161	48,425
Repurchase of common stock	—	(19,950)
NET CASH PROVIDED BY FINANCING ACTIVITIES	395,683	99,317

CHANGE IN CASH AND RESTRICTED CASH	2,392	(1,603)
CASH AND RESTRICTED CASH, beginning of period	42,893	44,496
CASH AND RESTRICTED CASH, end of period	$45,285	$42,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$94,895	$66,310
Cash paid during the period for income tax expense	$3,275	$1,717

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

1.    Organization

Angel Oak Mortgage REIT, Inc. (together with its subsidiaries the “Company,” “we,” “our” or “us”) is a real estate finance company focused on acquiring and investing in first and second lien non-qualified residential mortgage (“non-QM”) loans and other mortgage‑related assets in the U.S. mortgage market. The Company’s strategy is to make credit-sensitive investments primarily in newly-originated non-QM loans and other mortgage assets that are primarily made to higher-quality borrowers and sourced from the proprietary mortgage lending platform of its affiliate, Angel Oak Mortgage Solutions LLC (together with other non-operational affiliated originators “Angel Oak Mortgage Lending”) and other originators through our relationship with Angel Oak Capital Advisors, LLC (“Angel Oak Capital”). The Company may also invest in other residential mortgage loans, residential mortgage‑backed securities (“RMBS”), and other mortgage‑related assets. The Company’s objective is to generate attractive risk‑adjusted returns for its stockholders, through cash distributions and capital appreciation, across interest rate and credit cycles.

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

The Company’s Manager and REIT status

The Company is externally managed and advised by Falcons I, LLC (the “Manager”), a registered investment adviser with the Securities and Exchange Commission and an affiliate of Angel Oak Capital. The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

As of December 31, 2025 and December 31, 2024, the Company was considered to be a primary beneficiary in certain VIEs which held certain interests in the assets held by consolidated securitization vehicles which were created under the purview of its wholly-owned securitization shelf, Angel Oak Mortgage Trust (“AOMT”) II, LLC. These securitization vehicles are consolidated on the Company’s consolidated balance sheet, and are restricted by the structural provisions of the associated securitization trusts. The recovery of the Company’s investment in the securitization vehicles, if any, will be limited by each securitization vehicle’s distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on the Company’s consolidated balance sheets as of December 31, 2025 and December 31, 2024, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.

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

A reconciliation of the amounts of cash and cash equivalents and restricted cash in the consolidated balance sheets to the amount in the consolidated statements of cash flows is as follows:

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$41,619	$40,762
Restricted cash	3,666	2,131
Cash, cash equivalents and restricted cash as show in the statement of cash flows	$45,285	$42,893

Fair Value Measurements

The Company reports various investments at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. This definition of fair value focuses on exit price and prioritizes the use of market‑based inputs over entity‑specific inputs when determining fair value. In addition, the framework for measuring fair value establishes a three‑level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. See Note 9, Fair Value Measurements for further discussion on fair value measurements.

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

Trading Investment Securities are carried at their estimated fair values and coupon interest is recognized as interest income when earned and deemed collectible. Changes in fair value are reported in current earnings in “net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts” in the consolidated statements of operations and comprehensive income (loss).

Available-for-sale Investment Securities are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).

Residential Mortgage Loans, Residential Mortgage Loans in Securitization Trusts, and Commercial Mortgage Loans, at Fair Value

The Company’s investments in residential mortgage loans, including those held in securitization trusts, and commercial loans are recorded using the fair value option in ASC Topic 825 - Financial Instruments, and therefore recorded at fair value in the consolidated balance sheets. Changes in fair value are reported in current earnings in “net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts” in the consolidated statements of operations and comprehensive income (loss). Residential and commercial mortgage loans include loans that the Company may be marketing for sale to third parties, including transfers to securitization entities with either solely contributed loans or with loans contributed to securitization entities along with other Angel Oak entities.

When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan. The Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company’s cost basis in REO is equal to the lower of cost or fair value of the real estate associated with the foreclosed mortgage loan, less expected costs to sell. The fair value of such REO is typically based on management’s estimates which generally use information including general economic data, broker opinions of value, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.

Non-recourse securitization obligations, collateralized by residential mortgage loans (a portion of which is at Fair Value)

The portion of this obligation for which we have elected the fair value option uses the prices of the underlying bonds securing the related residential mortgage loans in securitization trusts to determine fair value. Changes in fair value are reported in current earnings in “net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts” in the consolidated statements of operations and comprehensive income (loss). The Company also discloses fair value for the portion of this obligation for which we have elected to hold at amortized cost. See Note 9, Fair Value Measurements.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

Derivative Financial Instruments, at Fair Value

The Company uses a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. Derivatives are accounted for in accordance with ASC 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value on the consolidated balance sheets. These derivative financial instrument contracts are not designated as hedges for U.S. GAAP purposes; therefore, all changes in fair value are recognized in earnings. See Note 8, Derivative Financial Instruments for further information.

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

Residential and Commercial Mortgage Loans

Interest income on residential mortgage loans and commercial mortgage loans is recognized using the effective interest method over the life of the loans. The amortization of any premiums and discounts is included in interest income. Interest income recognition is suspended when residential mortgage loans or commercial mortgage loans are placed on non-accrual status. Generally, residential mortgage loans and commercial mortgage loans are placed on non-accrual status when delinquent for more than ninety (90) days or when determined not to be probable of full collection. Interest accrued, but not collected, at the date residential mortgage loans or commercial mortgage loans are placed on non-accrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. Interest received after the loan becomes past due or impaired is used to reduce the outstanding loan principal balance.

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

The Company has made annual grants of PSUs, which vest 50% after a three-year period and vest 50% after a four-year period, subject to both continued service and the achievement of certain performance criteria during a three-year performance period. Features of the performance criteria constitute a “market condition,” which may impact the amount of compensation expense recognized for these awards.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

The Company has created and elected to treat AOMR TRS as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non‑real estate‑related business. A domestic TRS is subject to U.S. federal, state, and local corporate income taxes, and the value of the securities of the TRS together with the value of the securities of any other TRS owned by the Company may not exceed 25% (20% for periods prior to 2026) of the value of the Company’s total assets. If the TRS generates net income, it may declare dividends to the Company, which will be included in the Company’s taxable income and may necessitate a distribution to its stockholders to satisfy distribution requirements and to avoid U.S. federal income and excise tax. Conversely, if the Company retains earnings at the TRS level, no distribution is required.

Effective for tax years beginning after December 31, 2022, the Inflation Reduction Act, which was signed into law on August 16, 2022, imposes a 15% alternative minimum tax (“AMT”) on the adjusted financial statement income (“AFSI”) of “Applicable Corporations”. The term “Applicable Corporations” does not include REITs but does include TRSs whose three-year average AFSI exceeds $1 billion.
Current and deferred taxes are recorded on earnings (losses) recognized by AOMR TRS. Deferred income tax assets and liabilities are calculated based upon temporary differences between the Company’s U.S. GAAP consolidated financial statements and the U.S. federal and state tax basis of assets and liabilities as of the consolidated balance sheet date. If any deferred tax assets exist, the Company evaluates the realizability of such, and subsequently may recognize a valuation allowance if, based on available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the realizability of a deferred tax asset, the Company will consider expected future taxable income, existing and projected book to tax differences, and any tax planning strategies. Such an analysis is inherently subjective, as it is based on forecast earnings and business and economic activity. See Note 10 — Income Taxes, for further details regarding the Company’s deferred tax assets.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

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

Investments in subordinated RMBS and CMBS involve greater credit risk than the senior classes of the issue or series. Many of the default‑related risks of whole loan mortgages will be magnified in subordinated securities. Default risks may be further pronounced in the case of RMBS and CMBS by, or evidencing an interest in, a relatively small or less diverse pool of underlying mortgage loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement or equity. In addition, principal payments on subordinated securities may be subject to a “lock-out” period in which some or all of the principal payments are directed to the related senior securities. This lock‑out period may be for a set period of time and/or may be determined based on pool performance criteria such as losses and delinquencies. Such securities therefore possess some of the attributes typically associated with equity investments.

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

VIEs for Which the Company is the Primary Beneficiary

The Company entered into securitization transactions that resulted in the Company consolidating the VIEs used to facilitate these transactions. See Note 2 Summary of Significant Accounting Policies - Variable Interest Entities for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with financing transactions.

Angel Oak Mortgage REIT, Inc.
Notes to the Consolidated Financial Statements

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of December 31, 2025 and December 31, 2024:

As of:	December 31, 2025	December 31, 2024
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$2,090,583	$1,781,311
Fair value adjustment for residential mortgage loans in securitization trusts	(13,807)	(84,316)
Residential mortgage loans in securitization trusts, at fair value	$2,076,776	$1,696,995

Outstanding amount of non-recourse securitization obligation, at amortized cost	$1,915,389	$1,630,083
Fair value adjustment for the portion of non-recourse securitization obligation, at fair value option	(68)	(36,471)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$1,915,321	$1,593,612
Weighted average fixed rate for non-recourse securitization obligation issued	4.25%	3.86%
Weighted average contractual maturity of Senior Bonds	45 years	45 years

For the period ended:	December 31, 2025	December 31, 2024
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$2,885,625	$2,326,980
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	2,725,486	2,194,774
Face amount of Senior Support Certificates received by the Company, at deal date	160,139	132,206
Cash received, at deal date	320,116	273,266

During the years ended December 31, 2025 and December 31, 2024, the Company and its affiliates issued and sold bonds with a face value of $530.7 million and $575.0 million to third-party investors for proceeds of $533.0 million and $578.0 million, respectively, before offering costs and accrued interest. The sold bonds issued during the years ended December 31, 2025 and December 31, 2024 are included in “Non-recourse securitization obligations, collateralized by residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets.

As of December 31, 2025 and December 31, 2024, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $2.1 billion and $1.8 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets, respectively. As of December 31, 2025 and December 31, 2024, the aggregate carrying value of bonds issued by consolidated VIEs was $1.9 billion and $1.6 billion, respectively. These bonds issued are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which the Company is not the primary beneficiary are either classified as “available for sale” upon receipt and are included in “RMBS - at fair value”, or are classified as “Other assets” and held at amortized cost on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, and details on the accounting treatment and fair value methodology of the securities can be found in Note 9 — Fair Value Measurements. See also Note 5 — Investment Securities, for the fair value of AOMT securities held by the Company, and Note 14 - Other Assets, for investments that are majority-owned by affiliates (“MOAs”), as of December 31, 2025 and December 31, 2024 that were retained by the Company as a result of these securitization transactions.

4.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, fair value, weighted average interest rate, and weighted average remaining maturity of the Company’s residential mortgage loan portfolio as of December 31, 2025 and December 31, 2024:

As of:	December 31, 2025	December 31, 2024
	($ in thousands)
Cost	$291,089	$183,149

Unpaid principal balance	$282,348	$178,373
Net premium on mortgage loans purchased	8,742	4,776
Change in fair value	3,044	(85)
Fair value	$294,134	$183,064

Weighted average interest rate	7.38%	7.39%

Weighted average remaining contractual maturity (years)	29.5	30

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property 90 or more days past due and also those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of December 31, 2025 and December 31, 2024:

As of:	December 31, 2025	December 31, 2024
	($ in thousands)
Number of mortgage loans 90 or more days past due	—	—
Recorded investment in mortgage loans 90 or more days past due	$—	$—
Unpaid principal balance of loans 90 or more days past due	$—	$—

Number of mortgage loans in foreclosure	1	—
Recorded investment in mortgage loans in foreclosure	$1,166	$—
Unpaid principal balance of loans in foreclosure	$1,113	$—

5.    Investment Securities

As of December 31, 2025, Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”) and CMBS. As of December 31, 2024, Investment Securities were comprised of RMBS, CMBS, and U.S. Treasury Securities. The U.S. Treasury Securities held by the Company as of December 31, 2024 matured on January 9, 2024.

The following table sets forth a summary of RMBS at cost as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
AOMT RMBS	$82,705	$101,801
Whole Pool Agency RMBS	$198,191	$201,994

The following table sets forth certain information about the Company’s investment in RMBS as of December 31, 2025:

December 31, 2025	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	13,252	(6,993)	6,259
Subordinate	59,587	(12,354)	47,233
Interest Only/Excess	9,301	—	9,301
Retained RMBS in VIEs (2)	—	(34,694)	(34,694)
Total AOMT RMBS	$82,140	$(54,041)	$28,099
Whole Pool Agency RMBS (3)
Fannie Mae	$56,412	$—	56,412
Freddie Mac	141,453	—	141,453
Total Whole Pool Agency RMBS	$197,865	$—	$197,865
Total RMBS	$280,005	$(54,041)	$225,964

(1)     AOMT RMBS held as of December 31, 2025 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $198.9 million, are not reflected in the consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its consolidated balance sheets.

(3)     The whole pool RMBS presented as of December 31, 2025 were purchased from a broker to whom the Company owes approximately $198.2 million, payable upon the settlement date of the trade. See Note 7 - Due to Broker.

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

(3)     The whole pool RMBS presented as of December 31, 2024 were purchased from a broker to whom the Company owes approximately $202.0 million, payable upon the settlement date of the trade. See Note 7 - Due to Broker.

6.    Financing

The Company has the ability to finance residential whole loans and lines of credit and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, exit or withdrawal fees, covenants and concentration limits on types of collateral pledged, many of which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of December 31, 2025 or December 31, 2024.

The following table sets forth the details of the Company’s financing as of December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025					December 31, 2024
	Current Face	Carrying Value	Stated Maturity	Base/Fixed Interest Rate	Interest Rate Pricing Spread	Carrying Value
Notes payable
Multinational Bank 1 (1)	$125,091	$125,091	June 2026	Average Daily SOFR	1.65% - 2.10%	$100,711
Global Investment Bank 2 (2)	—	—	March 2026	1 Month Term SOFR	1.65% - 2.40%	15,111
Global Investment Bank 3 (3)	60,263	60,263	September 2026	Compound SOFR	1.75% - 4.75%	13,637
Global Investment Bank 4 (4)	33,403	33,403	October 2027	Term SOFR	1.60%	—
Total Notes Payable Financing	$218,757	$218,757				$129,459

Non-recourse securitization obligation	$1,915,390	$1,915,321	N/A	4.51%		$1,593,612

Securities sold under agreements to repurchase	$54,041	$54,041	October 2025	5.44%		$50,555

Senior Unsecured Notes
June 2030 Senior Unsecured Notes	$42,500	$40,784	June 2030	9.75%		$—
July 2029 Senior Unsecured Notes	50,000	48,239	July 2029	9.50%		47,740
Total Senior Unsecured Notes	$92,500	$89,023				$47,740

Total Financing	$2,280,688	$2,277,142				$1,821,366

(1)     On December 26, 2025, this financing facility was extended through June 25, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On March 28, 2024, the Company and two of its subsidiaries terminated the existing facility with Global Investment Bank 2 and the Company and two different subsidiaries entered into a new facility with Global Investment Bank 2 wherein the Company is guarantor, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. This updated facility has been extended through March 27, 2026. On October 10, 2025, the facility was amended to reduce the interest rate pricing spread to a range of 1.65% to 2.40%; prior to this amendment, the interest rate pricing spread was a range of 1.75% to 3.35%.

(3)     On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.

(4)     On October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with a global investment bank (“Global Investment Bank 4”) through the execution of a Master Repurchase Agreement and Securities Contract (the “Global Investment Bank 4 Master Repurchase Agreement”). The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Global Investment Bank 4 Master Repurchase Agreement.

The following table sets forth the total unused borrowing capacity of each financing line as of December 31, 2025:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$125,091	$474,909
Global Investment Bank 2	250,000	—	250,000
Global Investment Bank 3	200,000	60,263	139,737
Global Investment Bank 4	200,000	33,403	166,597
Total	$1,250,000	$218,757	$1,031,243

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 9.75% Senior Notes due June 2030 (the “2030 Notes”) and $50.0 million principal amount of its 9.50% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of December 31, 2025 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	December 31, 2025	December 31, 2024	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,784	$—	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	$50,000	$48,239	$47,740	July 2029	July 2026	9.50%
	$92,500	$89,023	$47,740

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

(4)     The 2030 Notes bear interest at a rate equal to 9.75% per year, payable in cash quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on September 1, 2025. The 2029 Notes bear interest at a rate equal to 9.50% per year, payable in cash quarterly in arrears on January 30, April 30, July 30 and October 30 of each year.

The below table details the total interest expense incurred on the Senior Unsecured Notes during the years ended December 31, 2025 and December 31, 2024 ($ in thousands).

	December 31, 2025	December 31, 2024
Coupon interest expense	$7,298	$2,072
Amortization expense	840	462
Total interest expense	$8,138	$2,534

At December 31, 2025 and December 31, 2024, the accrued interest payable on the Senior Unsecured Notes was $2.2 million and $0.8 million, respectively.

At December 31, 2025 and December 31, 2024, the unamortized deferred debt issuance cost was $1.2 million and $1.4 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

Securities Sold Under Agreements to Repurchase

Transactions involving securities sold under agreements to repurchase are treated as collateralized financing transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $1.2 million and $1.2 million as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of December 31, 2025 and December 31, 2024:

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$54,041	5.44%	16

December 31, 2024
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$50,555	5.76%	19

(1)     A portion of repurchase debt outstanding as of December 31, 2025 and December 31, 2024 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 5 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

7.    Due to Broker

The “Due to broker” account on the consolidated balance sheet as of December 31, 2025 and December 31, 2024 in the amount of $198 million and $202 million, respectively, relates to the purchase of Whole Pool Agency RMBS. Purchases are accounted for on a trade date basis; and, at times, there may be a timing difference between the trade date and the settlement date of a trade. The trade date of this purchase was prior to the applicable year-end dates. These trades settled in January 2025 and 2024, respectively, at which time these assets were simultaneously sold.

The purchase transactions of these Whole Pool Agency RMBS are excluded from the consolidated statements of cash flows until settled.

8.    Derivative Financial Instruments

In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of December 31, 2025 and December 31, 2024 included interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts as of December 31, 2025 and December 31, 2024 included $2.5 million and $0.9 million, respectively.

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

The following table sets forth the derivative instruments presented on the consolidated balance sheets and notional amounts as of December 31, 2025 and December 31, 2024:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
December 31, 2025	Interest rate futures	3,143	$—	$32	$—	$314,300
December 31, 2025	TBAs	N/A	$240	$—	$—	$198,600

December 31, 2024	Interest rate futures	2,800	$987	$—	$—	$280,000
December 31, 2024	TBAs	N/A	$528	$—	$—	$213,400

The gains and losses arising from these derivative instruments in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, and December 31, 2024 are set forth as follows:

As of:	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
December 31, 2025	Interest rate futures	$(3,108)	$(1,019)
December 31, 2025	TBAs	$(1,877)	$(289)

December 31, 2024	Interest rate futures	$5,847	$1,827
December 31, 2024	TBAs	$5,374	$1,022

9.    Fair Value Measurements

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

•Unobservable inputs are inputs that reflect the reporting entity’s own assumptions

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

c)    Pricing models whose inputs are observable for substantially the full term of the assets and liabilities (e.g. over‑the‑counter derivatives); and

d)    Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability, (e.g. residential and commercial mortgage‑related assets, including whole loan securities and derivatives).

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

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$293,141	$993	$294,134
Residential mortgage loans in securitization trusts	—	2,046,609	30,167	2,076,776
Investments in securities
AOMT RMBS (1)	—	82,140	—	82,140
Whole Pool Agency RMBS	—	197,865	—	197,865
Unrealized depreciation on TBAs	240	—	—	240
Other Assets, at fair value (2)	—	9,893	1,897	11,790
Total assets, at fair value	$240	$2,629,648	$33,057	$2,662,945

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,572,934	$—	$1,572,934
Unrealized depreciation on futures contracts	32	—	—	32
Total liabilities, at fair value	$32	$1,572,934	$—	$1,572,966

(1)     Non‑Agency RMBS held as of December 31, 2025 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions. All AOMT CMBS held as of December 31, 2025 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

(2)     Includes Commercial Loans, AOMT CMBS assets, and loans held for sale. All AOMT CMBS held as of December 31, 2025 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Transfers from Level 2 to Level 3 were comprised of residential loans more than 90 days overdue (including those in foreclosure) in special servicing or otherwise considered “non‑performing” by the Company’s third‑party valuation providers. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The following table presents additional information for the years ended December 31, 2025 and December 31, 2024 about the Company’s Level 3 assets measured at fair value on a recurring basis:

	December 31, 2025	December 31, 2024
	(in thousands)
Balance at beginning of period	$32,074	$19,299
Loans held for sale	1,897	—
Loans sold	(5,397)	(8,689)
Transfers to performing loans	(8,582)	(3,570)
Principal payments	(304)	(776)
Changes in fair value recorded in Net unrealized gain (loss) on mortgage loans	(4,224)	813
Additions to non-performing loans	17,593	24,997
Balance at end of period	$33,057	$32,074

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our assets. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2025:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$993	Prepayment rate (annual CPR)	—% - —%	—%
		Default rate	—% - —%	—%
		Loss severity	(9.30)% - (9.30)%	(9.30)%
		Expected remaining life	2.6 - 2.6 years	2.67 years

Residential mortgage loans in securitization trust, at fair value	$30,167	Prepayment rate (annual CPR)	2.92% - 21.31%	10.05%
		Default rate	0.38% - 26.12%	14.40%
		Loss severity	(23.91)% - 28.63%	(3.21)%
		Expected remaining life	0.6 - 10.75 years	3.56 years

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

As of December 31, 2025, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.95 billion and $1.87 billion, respectively, a difference of approximately $79.0 million (which includes AOMT 2022-1, AOMT 2022-4, AOMT 2023-4, AOMT 2024-4, AOMT 2024-10, and AOMT 2025-10 which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $48.8 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

As of December 31, 2024, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.65 billion and $1.52 billion, respectively, a difference of approximately $124.3 million (which includes AOMT 2022-1, AOMT 2022-4, and AOMT 2023-4, which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $68.8 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.
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
The amortized cost and fair value of these investments as of December 31, 2025 was approximately $25.5 million and $20.5 million, respectively. The amortized cost and fair value of these investments as of December 31, 2024 was approximately $20.6 million and $16.6 million, respectively.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes trade actively in the secondary market. To determine the fair value of the Company’s Senior Unsecured Notes, the Company multiplies the number of outstanding Senior Unsecured Notes by their closing price as of December 31, 2025. The fair value of the Senior Unsecured Notes as of December 31, 2025 and December 31, 2024 was $93.9 million and $50.8 million, respectively.

The Company holds the Senior Unsecured Notes on its balance sheet at their balance net of amortized discount and debt issuance cost. The carrying value of the Senior Unsecured Notes as of December 31, 2025 and December 31, 2024 was $89.0 million and $47.7 million. The difference between the balance net of amortized discount and debt issuance cost and the fair value as of December 31, 2025 and December 31, 2024 is $4.9 million and $3.0 million, respectively.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2024 (1):

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$183,064	$—	$183,064
Residential mortgage loans in securitization trusts	—	1,664,921	32,074	1,696,995
Investments in securities
AOMT RMBS (1)	—	98,791	—	98,791
Whole Pool Agency RMBS	—	201,452	—	201,452
U.S. Treasury Securities	—	—	—	—
Unrealized depreciation on futures contracts	987	—	—	987
Unrealized depreciation on TBAs	528	—	—	528
Other Assets, at fair value (2)	—	10,807	—	10,807
Total assets, at fair value	$1,515	$2,159,035	$32,074	$2,192,624

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,524,828	$—	$1,524,828
Total liabilities, at fair value	$—	$1,524,828	$—	$1,524,828

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

We use third‑party valuation firms who utilize proprietary methodologies to value our residential and commercial loans. These firms generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our assets. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs such as anticipated credit losses, prepayment rates, default rates, or other valuation assumptions. Accordingly, a significant increase or decrease in any of these inputs in isolation may result in a significantly lower or higher fair value measurement. The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2024:

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

The following table sets forth the income tax provision (benefit) as recorded in the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Current
Federal	$494	$6,474
State	37	848
Total current income tax expense	531	7,322
Deferred
Federal	(149)	(3,382)
State	(30)	(679)
Total deferred income tax expense (benefit)	(179)	(4,061)
Total income tax expense (benefit)	$352	$3,261

Deferred Tax Assets (“DTAs”) and Assessing the Realizability of the Company’s DTAs

Realization of the Company’s DTAs as of December 31, 2025, is dependent on many factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards (where applicable). The Company determines the extent to which realization of its deferred assets is not assured and establishes a valuation allowance accordingly. As the Company’s TRS incurred a NOL during the year ended December 31, 2022, the Company closely analyzed its estimate of the realizability of its net DTAs in whole and in part. The NOLs incurred in 2022 can be carried forward indefinitely, until fully utilized. The Company evaluates its DTAs each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the DTAs would not be realized. This evaluation requires significant judgment, and changes to the Company’s assumptions could result in a material change in the valuation allowance. The ultimate realization of these DTAs is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, the Company continues to believe it is more likely than not that it will not fully realize its federal and state DTAs in future periods. Therefore, the Company has recorded a valuation allowance against the majority of its DTAs, as set forth in the table, below.

The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. The Company assessed its tax positions for all open tax years and concluded that it had no uncertain tax positions that resulted in material unrecognized tax benefits. The tax effects of temporary differences that give rise to significant portions of the net DTA recorded at the TRS entity as of December 31, 2025 and December 31, 2024 are set forth in the following table:

	December 31, 2025	December 31, 2024
	(in thousands)
DTA
Net operating loss carryforward	$29,981	$37,455
Utilization of operating loss carryforwards	(179)	(4,026)
Valuation allowance	(26,528)	(29,972)
Total DTA	3,274	3,457

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is set forth as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Federal statutory rate	21.00%	21.00%
State statutory rate, net of federal tax effect	4.26%	4.26%
Change in valuation allowance	(0.40)%	(12.58)%
Non-taxable REIT income	(21.34)%	(5.91)%
Total provision	3.52%	6.77%

11.    Related Party Transactions

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

The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the years ended and as of December 31, 2025 and December 31, 2024:

As of and for the Year Ended:	Amount of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates during the Year	Number of Loans Purchased from Affiliates, Owned and Held at December 31 (1):
	($ in thousands)
December 31, 2025	$164,888	364	120
December 31, 2024	$255,368	558	83

(1)     Excludes loans held in consolidated securitizations.

Management Fee

The Company and the Operating Partnership have entered into a Management Agreement with the Manager, dated as of October 1, 2025 (the “Management Agreement”). Per the Management Agreement, on a quarterly basis in arrears, the Company shall pay its Manager an aggregate, fixed management fee equal to 1.5% per annum of the Company’s Equity (as defined in the Management Agreement).

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

12.    Commitments and Contingencies

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of December 31, 2025, the Company was not aware of any legal claims that could materially impact its financial condition. As of December 31, 2025, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of December 31, 2025, the Company has total purchase commitments of $179.1 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2024, the Company has total purchase commitments of $152.6 million related to both Angel Oak Mortgage Lending and third parties.

13.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on AFS securities for the fiscal year ended December 31, 2025 and December 31, 2024, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the fiscal year concluded on December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
AOCI balance, beginning of period	$(3,475)	$(4,975)
Net unrealized gain/(loss) on AFS securities	2,161	1,500
AOCI balance, end of period	$(1,314)	$(3,475)

14.    Other Assets

The following table sets forth the detail of other assets included in the consolidated balance sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	($ in thousands)
Investments in Majority-Owned Affiliates	$25,474	$20,680
Commercial Mortgage Loans, at fair value	5,189	5,214
CMBS, at fair value	4,703	5,593
Deferred tax asset	3,274	3,457
Prepaid expenses	1,553	1,095
Loans held for sale	1,897	0
Other assets	894	879
Total other assets	$42,984	$36,918

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

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of December 31, 2025 and December 31, 2024, the cost and unpaid principal balance of the assets was $5.5 million and $5.6 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.24% with a weighted average maturity of P10Y, as of December 31, 2025. There were no commercial mortgage loans more than 90 days past due or in foreclosure as of December 31, 2025 or December 31, 2024.

Commercial Mortgage Backed Securities

CMBS are held at fair value. As of December 31, 2025 and December 31, 2024, the cost of these assets were $5.4 million and $6.1 million, with a fair value of $4.7 million and $5.6 million, respectively. There was no repurchased debt held against these assets at December 31, 2025 or December 31, 2024.

Loans Held for Sale

As of December 31, 2025, loans held for sale were $1.9 million. Loans held for sale consist of non-performing loans that are classified as held for sale and recorded in other assets. See Note 9 — Fair Value Measurements.

15.     Stockholders’ Equity

During the years ended December 31, 2025 and December 31, 2024, the Company issued and sold 1,277,812 and 188,456 shares, respectively, of its common stock through its at-the-market equity offering program (the “ATM Program”) resulting in proceeds of $12.3 million and $2.3 million, respectively, net of commissions and fees. These shares of common stock were issued in SEC registered transactions off the Company’s shelf registration statement. Per the terms of our ATM Program, we may offer and sell shares of our common stock having aggregate gross proceeds of up to $75.0 million from time to time, of which $60.2 million is available.

On July 25, 2024 the Company repurchased 1,707,922 shares of common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management, LP, for an aggregate repurchase price of approximately $20.0 million following the issuance of $50 million in aggregate principal amount of the 2029 Notes.

For the year ended December 31, 2025, the Company paid $30.9 million of dividends on common stock of which 64.8% was taxable as ordinary income and 35.2% was taxable as return of capital. For the year ended December 31, 2024, the Company paid $31.0 million of dividends on common stock of which 44.9% was taxable as ordinary income and 55.1% was taxable as return of capital.

16.     Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the years ended December 31, 2025 and December 31, 2024, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances, and the Company determined that this difference was not material. For the year ended December 31, 2025, there were 157,299 outstanding restricted stock awards included in the diluted weighted average common shares outstanding. For the year ended December 31, 2024, there were 110,146 outstanding restricted stock awards included in the diluted weighted average common shares outstanding.

The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(in thousands, except share and per share data)
Basic Earnings per Common Share:
Net income allocable to common stockholders	$44,024	$28,750
Dividends allocated to participating securities	(172)	(155)
Net income (loss) to common stockholders - basic	43,852	28,595
Basic weighted average common shares outstanding	23,682,302	24,179,039
Basic earnings per common share	$1.85	$1.18
Diluted Earnings per Common Share:
Net income (loss) to common stockholders - basic	$44,024	$28,750
Dividends allocated to participating securities	(172)	(155)
Net income (loss) to common stockholders - diluted	43,852	28,595
Basic weighted average common shares outstanding	23,682,302	24,179,039
Net effect of dilutive equity awards	632,323	217,812
Diluted weighted average common shares outstanding	24,314,625	24,396,851
Diluted earnings per common share	$1.80	$1.17

17.     Equity Compensation Plan

On June 21, 2021, the Company established its sole equity compensation plan, the 2021 Equity Incentive Plan (the “Plan”), with 2,125,000 shares initially available for grant. As of December 31, 2025, 1,000,942 shares of common stock were available for grant under the Plan, which shares available are reduced by a target of 291,059 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding PSUs (as further described below) and 157,300 of time-based restricted stock awards that will vest upon the participants’ meeting the service-based vesting conditions under such awards.

Compensation expense for the years ended December 31, 2025 and December 31, 2024 related to these awards was approximately $0.7 million and $1.3 million, respectively. The unamortized compensation expense of the restricted stock awards issued under the Plan totaled approximately $0.9 million as of December 31, 2025. This cost will be recognized over a weighted average period of 2.0 years. Restrictions on the restricted stock awards outstanding lapse through July 1, 2029, as service conditions are completed and the awards vest accordingly. Holders of unvested restricted stock awards receive non-forfeitable dividends along with other common stockholders.

Restricted Stock Awards

The following table summarizes activity for our restricted stock awards during the years ended December 31, 2025 and December 31, 2024:

	Number of awards	Weighted average grant date fair market value
Outstanding as of December 31, 2023	196,353	$12.86
Granted	65,464	12.51
Vested	(140,575)	13.66
Forfeited	(11,096)	12.33
Outstanding as of December 31, 2024	110,146	11.69
Granted	146,781	9.67
Vested	(89,505)	11.33
Forfeited	(10,122)	10.62
Outstanding as of December 31, 2025	157,300	$10.08

PSUs

The Board of Directors have awarded a total of 408,467 PSUs, at a weighted average grant date fair value of $9.68 per share, to certain employees of the Manager and its affiliates, of which 291,059 PSUs remained outstanding as of December 31, 2025 (based on target performance), due to forfeitures of 75,352 PSUs. If the performance criteria are met, the PSUs shall vest 50% on the third anniversary of the awards and 50% on the fourth anniversary of the awards. The number of shares vested is based on the achievement of the performance goals set forth in the applicable award agreements over the relative performance periods.

Dividend Equivalents Relating to PSUs
A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., a PSU) under the Plan.

Should the performance criteria for these shares be met and the shares vest, the number of shares subject to the PSU awards shall increase by (i) the product of the total number of shares subject to the PSU award immediately prior to such dividend date multiplied by the dollar amount of the cash dividend paid per share of stock by the Company on such dividend date, divided by (ii) the fair market value of a share of stock on such dividend date (i.e., would be subject to dividend equivalents for any dividends paid between the grant date and the vesting date of the PSUs). Any such additional shares subject to the PSUs as a result of the dividend equivalents are subject to the same vesting conditions and payment terms applicable to the PSUs to which they relate. As of December 31, 2025, we have accrued an estimated $0.2 million for earned dividends equivalents payable for PSUs upon vesting.

18.    Subsequent Events

Subsequent events of significance for disclosure purposes only (i.e., subsequent events that are not recognized in the financial statements as of and for the year ended December 31, 2025) are as follows:

On February 5, 2026, the Company declared a dividend of $0.32 per share of common stock, that was paid on February 27, 2026 to common stockholders of record as of February 20, 2026.

On March 3, 2026, the Company issued AOMT 2026-2, an approximately $272.3 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. The Company issued AOMT 2026-2 as the sole contributor in the securitization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be set forth in our proxy statement for our 2026 annual meeting of stockholders (to be filed within 120 days after December 31, 2025) (the “Proxy Statement”) under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance Matters,” and “Executive Officers,” and is incorporated herein by reference.

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
4.4
Second Supplemental Indenture, dated as of May 21, 2025, among Angel Oak Mortgage REIT, Inc., as issuer, Angel Oak Mortgage Operating Partnership, LP, as guarantor, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 21, 2025)

4.5		Form of 9.750% Senior Notes due 2030 (including the notation of guarantee) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 21, 2025)
4.6	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Amended and Restated Limited Partnership Agreement of Angel Oak Mortgage Operating Partnership, LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.2
Management Agreement among Angel Oak Mortgage REIT, Inc., Angel Oak Mortgage Operating Partnership, LP and Falcons I, LLC, dated as of October 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2025)

10.3
Trademark License Agreement between the Company and Angel Oak Companies, LP, dated June 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.4
Shareholder Rights Agreement among the Company, Falcons I, LLC and NHTV Atlanta Holdings LP, dated June 21, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

10.5
Shareholder Rights Agreement among the Company, Falcons I, LLC and Xylem Finance LLC, dated June 21, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 23, 2021)

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
10.10
Amended and Restated Mortgage Loan Purchase Agreement between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC (Servicing Released Mortgage Loans) dated effective as of May 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2023)

10.11
Second Amended and Restated Mortgage Loan Purchase Agreement between Angel Oak Mortgage Fund TRS and Angel Oak Mortgage Solutions LLC (Servicing Released Mortgage Loans) dated effective as of November 29, 2023 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on March 24, 2025)

10.12
Second Amended and Restated Servicing Agreement between Angel Oak Mortgage Fund TRS, as mortgage servicing rights owner, and Select Portfolio Servicing, Inc., as servicer, dated effective as of September 15, 2023 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 24, 2025)

10.13	+
Second Amended and Restated Master Repurchase Agreement among Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP and Global Investment Bank 3, dated November 7, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 24, 2025)

10.14	+
Fifth Amended and Restated Guaranty Agreement by the Company in favor of Global Investment Bank 3, dated November 7, 2023 and effective as of June 21, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 24, 2025)

10.15
Amended and Restated Pricing Side Letter among the Company, Angel Oak Mortgage Operating Partnership, LP, Angel Oak Mortgage Fund TRS, and Royal Bank of Canada, dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022)

10.16
Master Repurchase Agreement, dated as of December 21, 2018, among Banc of California, National Association, the Company, and Angel Oak Mortgage Fund TRS (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 filed on June 8, 2021)

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

10.26	+
Master Repurchase Agreement and Securities Contract dated October 6, 2025, by and among Global Investment Bank 4, AOMR TRS SPE II, LLC, and Angel Oak Mortgage REIT, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2025)

10.27	+	Guaranty dated October 6, 2025, by Angel Oak Mortgage REIT, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2025)
10.28		Form of Director or Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 24, 2025)
10.29	†	2021 Equity Incentive Plan of the Company, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
10.30	†
Angel Oak Mortgage, Inc. Executive Severance and Change in Control Plan, effective as of June 21, 2021 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021)

Exhibit Number		Description
10.31	†	Form of Restricted Stock Award Agreement for independent directors (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)
10.32	†
Form of Restricted Stock Award Agreement for executive officers and certain other employees of Angel Oak (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 filed on June 10, 2021)

10.33	†	Form of Performance-Based Restricted Stock Unit Award Agreement
19.1		Insider Trading and Confidentiality Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2025)
21.1	*	Subsidiaries of the Registrant
22.1	*	Subsidiary Guarantor and Issuer of Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Angel Oak Mortgage REIT, Inc Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2025)
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 3, 2026	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sreeniwas Prabhu	Chief Executive Officer and President (Principal Executive Officer)	March 3, 2026
Sreeniwas Prabhu

/s/ Brandon R. Filson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2026
Brandon R. Filson

/s/ Michael A. Fierman	Director, Chairperson of the Board	March 3, 2026
Michael A. Fierman

/s/ David Zhong	Director	March 3, 2026
David Zhong

/s/ Craig B. Jones	Director	March 3, 2026
Craig B. Jones

/s/ Noelle Savarese	Director	March 3, 2026
Noelle Savarese

/s/ Wesley D. Minami	Director	March 3, 2026
Wesley D. Minami

/s/ Jonathan S. Morgan	Director	March 3, 2026
Jonathan S. Morgan

/s/ Landon D. Parsons	Director	March 3, 2026
Landon D. Parsons

/s/ Vikram G. Shankar	Director	March 3, 2026
Vikram G. Shankar