Form 10-Q
period 2026-03-31
Angel Oak Mortgage REIT, Inc.
filed 2026-05-05
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 24,914,647 shares of common stock, $0.01 par value per share, outstanding as of May 5, 2026.

2

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	March 31, 2026	December 31, 2025
ASSETS
Residential mortgage loans - at fair value	$245,534	$294,134
Residential mortgage loans in securitization trusts - at fair value	2,249,614	2,076,776
RMBS - at fair value	212,596	280,005
Cash and cash equivalents	41,963	41,619
Restricted cash	1,682	3,666
Principal and interest receivable	11,269	10,354
TBA securities and interest rate futures contracts - at fair value	3,911	240
Other assets	43,412	42,984
Total assets	$2,809,981	$2,749,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Notes payable	$192,230	$218,757
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	2,079,653	1,915,321
Securities sold under agreements to repurchase	57,000	54,041
Senior unsecured notes	89,251	89,023
TBA securities and interest rate futures contracts - at fair value	—	32
Due to broker	129,359	198,191
Accrued expenses	2,291	2,021
Accrued expenses payable to affiliate	244	783
Interest payable	1,890	3,423
Income taxes payable	—	—
Management fee payable to affiliate	1,161	663
Total liabilities	$2,553,079	$2,482,255

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value. As of March 31, 2026: 350,000,000 shares authorized, 24,914,647 shares issued and outstanding. As of December 31, 2025: 350,000,000 shares authorized, 24,914,647 shares issued and outstanding.	$249	$249
Additional paid-in capital	475,000	474,577
Accumulated other comprehensive income (loss)	3,084	(1,314)
Retained earnings (deficit)	(221,431)	(205,989)
Total stockholders’ equity	$256,902	$267,523
Total liabilities and stockholders’ equity	$2,809,981	$2,749,778

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
INTEREST INCOME, NET
Interest income	$40,694	$32,867
Interest expense	28,584	22,780
NET INTEREST INCOME	$12,110	$10,087

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(2,721)	$(3,182)
Net unrealized gain (loss) on mortgage loans, portion of debt at fair value option, derivative contracts, and trading securities	(11,592)	16,625
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(14,313)	$13,443

EXPENSES
Operating expenses	$1,657	$1,201
Operating expenses incurred with affiliate	565	416
Stock compensation	423	237
Securitization costs	1,402	—
Management fee incurred with affiliate	1,129	1,145
Total operating expenses	$5,176	$2,999

INCOME (LOSS) BEFORE INCOME TAXES	$(7,379)	$20,531
Income tax expense (benefit)	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(7,379)	$20,531
Other comprehensive income (loss)	4,398	(695)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,981)	$19,836

Basic earnings (loss) per common share	$(0.30)	$0.88
Diluted earnings (loss) per common share	$(0.30)	$0.87

Weighted average number of common shares outstanding:
Basic	24,757,346	23,396,151
Diluted	24,757,346	23,644,598

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended March 31, 2026
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
Stockholders' equity as of December 31, 2025	$249	$474,577	$(1,314)	$(205,989)	$267,523
Dividends paid on common stock (1)	—	—	—	(7,973)	(7,973)
Dividends accrued on unvested performance shares	—	—	—	(90)	(90)
Stock compensation	—	423	—	—	423
Unrealized gain (loss) on RMBS and CMBS	—	—	4,398	—	4,398
Net income (loss)	—	—	—	(7,379)	(7,379)
Stockholders' equity as of March 31, 2026	$249	$475,000	$3,084	$(221,431)	$256,902

	Three Months Ended March 31, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
Stockholders' equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967
Dividends paid on common stock (2)	—	—	—	(7,520)	(7,520)
Dividends accrued on unvested performance shares	—	—	—	(40)	(40)
Stock compensation	—	237	—	—	237
Unrealized gain (loss) on RMBS and CMBS	—	—	(695)	—	(695)
Net income (loss)	—	—	—	20,531	20,531
Stockholders' equity as of March 31, 2025	$234	$461,294	$(4,170)	$(205,878)	$251,480

(1)     Dividends paid on common stock during the three months ended March 31, 2026 at $0.32 per share of common stock on February 27, 2026.

(2)     Dividends paid on common stock during the three months ended March 31, 2025 at $0.32 per share of common stock on February 28, 2025.
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,379)	$20,531
Adjustments to reconcile net income (loss) to net cash provided or (used in) operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	2,721	3,182
Net unrealized (gain) loss on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	11,592	(16,625)
Amortization of debt issuance costs	263	162
Net amortization of premiums and discounts on mortgage loans	1,030	826
Accretion of non-recourse securitized obligation discount	994	1,114
Amortization of RMBS premium/discount	92	—
Accretion of discount on U.S. Treasury securities	—	(38)
Stock compensation	423	237
Purchases of residential mortgage loans from affiliates	(46,456)	(76,697)
Purchases of residential mortgage loans from non-affiliates	(199,753)	(182,291)
Sale of residential mortgage loans	527	—
Principal payments on residential mortgage loans	10,039	5,403
Principal payments on residential mortgage loans in securitization trusts	85,238	43,211
Net change in:
TBA securities and interest rate futures contracts	(487)	(309)
Principal and interest receivable on residential mortgage loans	(915)	(1,682)
Other assets	(249)	97
Management fee payable to affiliate	498	509
Accrued expenses	179	209
Accrued expenses payable to affiliate	(539)	(518)
Interest payable	(1,533)	931
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(143,715)	$(201,748)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in whole pool agency RMBS, trading	$(198,191)	$(203,181)
Sale of investments in whole pool agency RMBS, trading	198,589	201,994
Purchase of investment in U.S. Treasury securities	—	(74,939)
Principal payments on RMBS and CMBS securities	—	253
Principal payments on commercial mortgage loans	5	6
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$403	$(75,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to common stockholders	$(7,973)	$(7,520)
Principal payments on non-recourse securitization obligation	(85,448)	(43,211)
Proceeds from securitization	258,661	—
Net proceeds from (repurchases of) securities sold under agreements to repurchase	2,959	97,912
Net proceeds from (payments on) notes payable	(26,527)	231,011
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$141,672	$278,192

CHANGE IN CASH AND RESTRICTED CASH	$(1,640)	$577
CASH AND RESTRICTED CASH, beginning of period	45,285	42,893
CASH AND RESTRICTED CASH, end of period	$43,645	$43,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$28,867	$17,517

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”).

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

Expense disaggregation

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220- 40)", and in January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption, but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions for which the Company is the primary beneficiary currently outstanding as of March 31, 2026 and December 31, 2025:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of:	March 31, 2026	December 31, 2025
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$2,277,410	$2,090,583
Fair value adjustment for residential mortgage loans in securitization trusts	(27,796)	(13,807)
Residential mortgage loans in securitization trusts, at fair value	$2,249,614	$2,076,776

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$2,089,596	$1,915,389
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(9,943)	(68)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$2,079,653	$1,915,321
Weighted average rate for Non-recourse securitization obligation issued	4.42%	4.25%

For the period ended:	March 31, 2026	December 31, 2025
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$3,157,900	$2,885,625
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	$2,984,147	$2,725,486
Face amount of Senior Support Certificates received by the Company, at deal date	$173,753	$160,139
Cash received, at deal date	$344,002	$320,116

During the three months ended March 31, 2026, the Company and its affiliates issued and sold bonds with a face value of $258.7 million to third-party investors for proceeds of $259.8 million, before offering costs and accrued interest. The sold bonds are included in “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $2.3 billion and $2.1 billion are included in “Residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets, respectively. As of March 31, 2026 and December 31, 2025, the aggregate carrying value of bonds issued by consolidated VIEs was $2.1 billion and $1.9 billion, respectively. These bonds issued are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which the Company is not the primary beneficiary are either classified as “available for sale” upon receipt and are included in “RMBS - at fair value”, or are classified as “Other assets” and held at amortized cost on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, and details on the accounting treatment and fair value methodology of the securities can be found in Note 8 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of Angel Oak Mortgage Trust (“AOMT”) securities held by the Company, and Note 12 - Other Assets, for investments in majority-owned affiliates (“MOAs”), as of March 31, 2026 and December 31, 2025 that were retained by the Company as a result of these securitization transactions.

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	($ in thousands)
Cost	$246,469	$291,089

Unpaid principal balance	$238,772	$282,348
Net premium on mortgage loans purchased	7,697	8,742
Change in fair value	(935)	3,044
Fair value	$245,534	$294,134

Weighted average interest rate	7.62%	7.38%

Weighted average remaining contractual maturity (years)	28.9	29.5

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property which are 90 or more days past due and those in formal foreclosure proceedings, and the recorded investment and unpaid principal balance of such loans as of March 31, 2026 and December 31, 2025:

As of:	March 31, 2026	December 31, 2025
	($ in thousands)
Number of mortgage loans 90 or more days past due	—	—
Recorded investment in mortgage loans 90 or more days past due	$—	$—
Unpaid principal balance of loans 90 or more days past due	$—	$—

Number of mortgage loans in foreclosure	4	1
Recorded investment in mortgage loans in foreclosure	$2,705	$1,166
Unpaid principal balance of loans in foreclosure	$2,619	$1,113

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Investment Securities

As of March 31, 2026 and December 31, 2025, Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”) and commercial mortgage backed securities (“CMBS”) assets.

The following table sets forth a summary of RMBS at cost as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
AOMT RMBS	$82,214	$82,705
Whole Pool Agency RMBS	$129,359	$198,191

The following table sets forth certain information about the Company’s investments in RMBS at fair value as of March 31, 2026:

March 31, 2026	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$14,265	$8,297	$5,968
Subordinate	62,229	12,625	49,604
Interest Only/Excess	9,221	—	9,221
Retained RMBS in VIEs (2)	—	36,078	(36,078)
Total AOMT RMBS	$85,715	$57,000	$28,715
Whole Pool Agency RMBS (3)
Fannie Mae	$96,019	$—	96,019
Freddie Mac	30,862	—	30,862
Total Whole Pool Agency RMBS	$126,881	$—	$126,881
Total RMBS	$212,596	$57,000	$155,596

(1)     AOMT RMBS held as of March 31, 2026 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)    A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $220.9 million, are included in residential mortgage loans in securitization trusts - at fair value, within the condensed consolidated balance sheets.

(3)     The whole pool RMBS presented as of March 31, 2026 were purchased from a broker to whom the Company owes approximately $129 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth certain information about the Company’s investments in RMBS at fair value as of December 31, 2025:

December 31, 2025	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$13,252	$(6,993)	$6,259
Subordinate	59,587	(12,354)	47,233
Interest Only/Excess	9,301	—	9,301
Retained RMBS in VIEs (2)	—	(34,694)	(34,694)
Total AOMT RMBS	$82,140	$(54,041)	$28,099
Whole Pool Agency RMBS (3)
Fannie Mae	$56,412	$—	$56,412
Freddie Mac	141,453	—	141,453
Total Whole Pool Agency RMBS	$197,865	$—	$197,865
Total RMBS	$280,005	$(54,041)	$225,964

(1)     AOMT RMBS held as of December 31, 2025 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $198.9 million, are included in residential mortgage loans in securitization trusts - at fair value, within the condensed consolidated balance sheets.

(3)     The whole pool RMBS presented as of December 31, 2025 were purchased from a broker to whom the Company owes approximately $198.2 million, payable upon the settlement date of the trade. See Note 6 - Due to Broker.

5.    Financing

The Company has the ability to finance residential whole loans and lines of credit and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, exit or withdrawal fees, covenants and concentration limits on types of collateral pledged, many of which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of March 31, 2026 or December 31, 2025.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the details of the Company’s financing arrangements as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026					December 31, 2025
	Current Face	Carrying Value	Stated Maturity	Based/Fixed Interest Rate	Interest Rate Pricing Spread	Carrying Value
Notes payable
Multinational Bank 1 (1)	$79,013	$79,013	June 2026	Average Daily SOFR	1.65% - 2.10%	$125,091
Global Investment Bank 2 (2)	23,155	23,155	April 2028	1 Month Term SOFR	1.50% - 2.60%	—
Global Investment Bank 3 (3)	64,407	64,407	September 2026	Compound SOFR	1.75% - 4.75%	60,263
Global Investment Bank 4 (4)	25,655	25,655	October 2027	Term SOFR	1.60%	33,403
Total Notes Payable Financing	$192,230	$192,230				$218,757

Non-recourse securitization obligation, at fair value	$2,089,596	$2,079,653	N/A	4.42%		$1,915,321

Securities sold under agreements to repurchase	$57,000	$57,000	April 2026	5.14%		$54,041

Senior Unsecured Notes
June 2030 Senior Unsecured Notes	$42,500	$40,888	June 2030	9.75%		$40,784
July 2029 Senior Unsecured Notes	50,000	48,363	July 2029	9.50%		48,239
Total Senior Unsecured Notes	$92,500	$89,251				$89,023

Total Financing	$2,431,326	$2,418,134				$2,277,142

(1)     On December 26, 2025, this financing facility was extended through June 25, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On April 22, 2026, the Company and one of its subsidiaries, amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The termination date of the loan financing facility was extended to April 21, 2028. In addition, the interest rate pricing spread was updated to a range from 1.50% to 2.60%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.40%

(3)     On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.

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

Notes Payable

The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2026:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$79,013	$520,987
Global Investment Bank 2	250,000	23,155	226,845
Global Investment Bank 3	200,000	64,407	135,593
Global Investment Bank 4	200,000	25,655	174,345
Total	$1,250,000	$192,230	$1,057,770

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 9.750% Senior Notes due June 2030 (the “2030 Notes”) and $50.0 million principal amount of its 9.500% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of March 31, 2026 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	March 31, 2026	December 31, 2025	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,888	$40,784	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	50,000	48,363	48,239	July 2029	July 2026	9.50%
	$92,500	$89,251	$89,023

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

(4)    The 2030 Notes bear interest at a rate equal to 9.750% per year, payable in cash quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The 2029 Notes bear interest at a rate equal to 9.500% per year, payable in cash quarterly in arrears on January 30, April 30, July 30 and October 30 of each year.

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three months ended March 31, 2026 and March 31, 2025 ($ in thousands).

	Three Months Ended
	March 31, 2026	March 31, 2025
Coupon interest expense	$2,230	$1,187
Amortization expense	221	125
Total interest expense	$2,451	$1,312

At March 31, 2026 and December 31, 2025, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $2.2 million, respectively.

At March 31, 2026 and December 31, 2025, the unamortized deferred debt issuance cost was $1.2 million and $1.2 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Securities Sold Under Agreements to Repurchase

Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $1.2 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of March 31, 2026 and December 31, 2025:

March 31, 2026
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$57,000	5.14%	16

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
AOMT RMBS (1)	$54,041	5.44%	16

(1)     A portion of repurchase debt outstanding as of March 31, 2026 and December 31, 2025 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 - Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

6.    Due to Broker

The “Due to broker” account on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, in the amounts of $129.4 million and $198.2 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the first and fourth quarters of 2026 and 2025, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled in April 2026 and January 2026, respectively, at which time these assets were simultaneously sold.

The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled as they are noncash transactions.

7.    Derivative Financial Instruments

In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of March 31, 2026 and December 31, 2025 included interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts as of March 31, 2026 and December 31, 2025 included $0.5 million and $2.5 million, respectively.

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

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of March 31, 2026 and December 31, 2025:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			($ in thousands)
March 31, 2026	Interest rate futures	2,666	$1,421	$—	$—	$266,600
March 31, 2026	TBAs	N/A	$2,490	$—	$—	$132,100

December 31, 2025	Interest rate futures	3,143	$—	$32	$—	$314,300
December 31, 2025	TBAs	N/A	$240	$—	$—	$198,600

The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and March 31, 2025 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended March 31, 2026	Interest rate futures	$(50)	$1,453
Three Months Ended March 31, 2026	TBAs	$(437)	$2,250

Three Months Ended March 31, 2025	Interest rate futures	$(1,473)	$(1,935)
Three Months Ended March 31, 2025	TBAs	$1,163	$893

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

As of March 31, 2026, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K. Included in Note 9 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$243,214	$2,320	$245,534
Residential mortgage loans in securitization trusts	—	2,213,528	36,086	2,249,614
Investments in securities
AOMT RMBS (1)	—	85,715	—	85,715
Whole Pool Agency RMBS	—	126,881	—	126,881
Other Assets, at fair value (2)	—	10,187	1,897	12,084
Unrealized appreciation on futures contracts	1,421	—	—	1,421
Unrealized appreciation on TBAs	2,490	—	—	2,490
Total assets, at fair value	$3,911	$2,679,525	$40,303	$2,723,739

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,747,929	$—	$1,747,929
Total liabilities, at fair value	$—	$1,747,929	$—	$1,747,929

(1)     AOMT RMBS held as of March 31, 2026 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT CMBS assets. All AOMT CMBS held as of March 31, 2026 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of March 31, 2026:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	($ in thousands)
Residential mortgage loans, at fair value	$2,320	Prepayment rate (annual CPR)	—% - —%	—%
		Default rate	—% - —%	—%
		Loss severity	(13.51)% - 7.41%	(2.78)%
		Expected remaining life	1.3 years - 2.9 years	2.4 years

Residential mortgage loans in securitization trust, at fair value	$36,086	Prepayment rate (annual CPR)	3.18% - 18.50%	11.11%
		Default rate	0.21% - 41.48%	15.58%
		Loss severity	(25.00)% - 47.24%	(4.57)%
		Expected remaining life	0.7 years - 10.75 years	3.4 years

Assets and Liabilities Held at Amortized Cost — Fair Value Disclosure

Portion of Non-Recourse Securitization Obligation, Collateralized by Residential Mortgage Loans — Held at Amortized Cost

To determine the fair value of the Company’s non-recourse securitization obligations, collateralized by residential mortgage loans, net, held at amortized cost, the Company uses the same method of valuation as described in the Annual Report on Form 10-K, Note 9 — Fair Value Measurements (Level 2 in the fair value hierarchy) for both the portion of the obligation measured at fair value and the portion of the obligation held at amortized cost, for which fair value is disclosed below.

As of March 31, 2026, the total amortized cost basis and fair value of our non-recourse securitization obligations was $2.12 billion and $2.03 billion, respectively, a difference of approximately $88.0 million (we have elected to hold our non-recourse securitization obligations at fair value, with the exception of AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $49.0 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

As of December 31, 2025, the total amortized cost basis and fair value of our non-recourse securitization obligations was $1.95 billion and $1.87 billion, respectively, a difference of approximately $79.0 million (which includes AOMT 2022-1, AOMT 2022-4, AOMT 2023-4, AOMT 2024-4, AOMT 2024-10, and AOMT 2025-10, which are marked to fair value; and AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $48.8 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

Investments in Majority-Owned Affiliates

To determine the fair value of the Company’s investments in majority-owned affiliates, which are held at amortized cost and included in “other assets”, the Company uses the prices of the underlying bonds in the investments to determine fair value and is categorized as Level 2 in the fair value hierarchy. We believe that these quotes are most reflective of the price that would be achieved if the bonds were sold to an independent third party on the date of the condensed consolidated financial statements.
The amortized cost and fair value of this investment as of March 31, 2026 was approximately $25.7 million and $20.6 million, respectively. The amortized cost and fair value of these investments as of December 31, 2025 was approximately $25.5 million and $20.5 million, respectively.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

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

The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2025:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
Residential mortgage loans, at fair value	$993	Prepayment rate (annual CPR)	—% - —%	—%
		Default rate	—% - —%	—%
		Loss severity	(9.30)% - (9.30)%	(9.30)%
		Expected remaining life	2.6 years - 2.6 years	2.67 years

Residential mortgage loans in securitization trust, at fair value	$30,167	Prepayment rate (annual CPR)	2.92% - 21.31%	10.05%
		Default rate	0.38% - 26.12%	14.40%
		Loss severity	(23.91)% - 28.63%	(3.21)%
		Expected remaining life	0.6 - 10.75 years	3.56 years

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

The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of March 31, 2026 and December 31, 2025, respectively:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended (in thousands)	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year Ended (1):
	($ in thousands)
March 31, 2026	$46,456	83	52

December 31, 2025	$164,888	364	120

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

10.    Commitments and Contingencies

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of March 31, 2026, the Company was not aware of any legal claims that could materially impact its financial condition. As of March 31, 2026, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of March 31, 2026, the Company had total purchase commitments of $123.7 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2025, the Company had total purchase commitments of $179.1 million related to both Angel Oak Mortgage Lending and third parties.

11.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three months ended March 31, 2026 and 2025, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three months ended March 31, 2026 and 2025:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in thousands)
AOCI balance, beginning of period	$(1,314)	$(3,475)
Net unrealized gain/(loss) on AFS securities	4,398	(695)
AOCI balance, end of period	$3,084	$(4,170)
12.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	($ in thousands)
Investments in Majority-Owned Affiliates	$25,667	$25,474
Commercial Mortgage Loans, at fair value	5,184	5,189
CMBS, at fair value	5,003	4,703
Deferred tax asset	3,274	3,274
Prepaid expenses	1,530	1,553
Loans held for sale	1,897	1,897
Other	857	894
Total other assets	$43,412	$42,984

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

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of March 31, 2026 and December 31, 2025, the cost and unpaid principal balance of the assets was $5.5 million and $5.5 million, with a fair value of $5.2 million and $5.2 million, respectively. The weighted average interest rate was 6.23% with a weighted average maturity of 10 years, as of March 31, 2026. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of March 31, 2026 or December 31, 2025.

Commercial Mortgage Backed Securities

CMBS are held at fair value. As of March 31, 2026 and December 31, 2025, the cost of these assets were $5.4 million and $5.4 million, with a fair value of $5.0 million and $4.7 million, respectively. There was no repurchase debt held against these assets at March 31, 2026 or December 31, 2025.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.     Equity and Earnings per Share (“EPS”)

In the calculations of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$(7,379)	$20,531
Dividends allocated to participating securities	(50)	(33)
Net income (loss) to common stockholders - basic	$(7,429)	$20,498
Basic weighted average common shares outstanding	24,757,346	23,396,151
Basic earnings (loss) per common share	$(0.30)	$0.88

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$(7,379)	$20,531
Dividends allocated to participating securities	(50)	(33)
Net income (loss) to common stockholders - diluted	$(7,429)	$20,498
Basic weighted average common shares outstanding	24,757,346	23,396,151
Net effect of dilutive equity awards	—	248,447
Diluted weighted average common shares outstanding	24,757,346	23,644,598
Diluted earnings (loss) per common share	$(0.30)	$0.87

The Company’s potential dilutive securities, which include restricted stock awards and performance-based restricted stock unit awards have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2026, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded 447,404 potential common share equivalents presented based on amounts outstanding, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 because including them would have had an anti-dilutive effect.

14.    Subsequent Events

On May 5, 2026, the Company declared a dividend of $0.32 per share of common stock, to be paid on May 29, 2026 to common stockholders of record as of May 22, 2026.

On April 22, 2026, the Company and one of its subsidiaries, amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The amendment also extended the termination date of the loan financing facility to April 21, 2028.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•events, contemplated or otherwise, such as acts of God, including hurricanes, wildfires, earthquakes, and other natural disasters, including those resulting from global climate change, pandemics, acts of war or terrorism, the initiation or escalation of military conflicts, and others that may cause unanticipated and uninsured performance declines, disruptions in markets, volatility in prevailing interest rates, and/or losses to us or the owners and operators of the real estate securing our investments;

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

On October 1, 2025, immediately following the closing of the Strategic Transaction between Angel Oak Companies and Brookfield, the Company, the Operating Partnership, and our Manager, entered into a new management agreement (the “Management Agreement”) to supersede and replace in its entirety the Amended and Restated Management Agreement, dated as of May 1, 2024, previously in effect (the “Prior Management Agreement”). The Management Agreement is substantially and economically similar to the Prior Management Agreement. The Management Agreement reflects two substantive changes from the Prior Management Agreement. The Prior Management Agreement required the Company to reimburse our Manager for a share of the wages, salaries and benefits incurred by our Manager with respect to the Company’s Chief Executive Officer and President, based upon the percentage of such person’s working time relating to the Company. Under the Management Agreement, this provision was modified to provide that, for so long as Sreeni Prabhu serves as the Company’s Chief Executive Officer and President, our Manager will not be entitled to be reimbursed for the costs of his wages, salaries and benefits unless Mr. Prabhu devotes 100% of his working time on matters related to the Company and its subsidiaries (which is not currently the case), and any such reimbursement is approved in advance by at least two-thirds of the independent directors. In addition, under the Management Agreement, with respect to the Company’s annual right to decline to renew the Management Agreement without cause upon the affirmative vote of at least two-thirds of the independent directors based upon a determination that the compensation payable to our Manager is not fair, it was clarified that any such determination will take into account amounts sought for expense reimbursement.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

During the first quarter of 2026, the U.S. Federal Reserve Bank (the “Fed”) maintained a generally neutral policy stance following the easing cycle of late 2025. Monetary policy in the quarter reflected continued confidence in moderating inflationary pressures and a gradually cooling, yet resilient, U.S. economy. While broader macroeconomic conditions were more constructive than in the prior year, uncertainty and volatility persisted throughout the quarter, driven by incoming inflation and employment data as well as shifting market expectations regarding the timing of any future policy actions. Additionally, the conflict in Iran added to the rate volatility late in the first quarter of 2026. As such, the Fed left the federal funds rate unchanged at 3.50% - 3.75% as of the end of the first quarter of 2026. Overall, the interest rate environment during the first quarter of 2026 remained supportive for prospective homebuyers relative to recent years. In parallel, securitization markets continued to demonstrate healthy activity, supported by constructive execution spreads and steady investor demand. Current expectations remain for a relatively stable interest rate environment through the balance of 2026, assuming continued progress on inflation and sustained, albeit moderating, economic growth.

U.S. Treasury yields during the first quarter of 2026 reflected this stable but still data‑dependent environment. Short‑ and intermediate‑term Treasury yields experienced modest fluctuations over the course of the quarter, while longer‑term yields remained range‑bound, reflecting balanced market views on inflation, growth, and future monetary policy. Intra‑quarter yield movements were largely driven by updated macroeconomic data releases and evolving market commentary from the Fed.

Residential mortgage rates moved broadly in line with Treasury yields during the first quarter of 2026, remaining below levels observed throughout much of 2024 and early 2025. Mortgage market activity showed continued signs of improvement, with borrower engagement supported by greater rate stability and improved affordability relative to the prior year. Residential mortgage rates, along with securitization spreads, remain key benchmarks for the valuation of our portfolio; though the generally lower rate environment was a positive contributor to asset pricing, macroeconomic volatility drove spreads wider, leading to an overall decrease in asset pricing during the quarter. Continued purchases of newly originated loans, together with ongoing securitizations of recently originated collateral, supported earnings growth across our residential whole loan and loans held within securitization trusts portfolios. We expect continued acquisition of newly originated loans throughout 2026, which should further support portfolio performance and securitization execution in a constructive capital markets environment.

Our investment performance

Net Interest Margin (“NIM”). We generated $7.8 million greater interest income for the quarter ended March 31, 2026 compared to the comparable period for 2025, driven by increases in the amount of our target assets. Interest expense increased by $5.8 million for the quarter ended March 31, 2026 compared to the comparable period for 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts as well as our 9.750% Senior Notes due 2030 (“2030 Notes”) issued in May 2025. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 20%, or $2.0 million, increase in net interest income for the quarter ended March 31, 2026 compared to the comparable period for 2025.

Net realized loss. Our net realized loss for the quarter ended March 31, 2026 was primarily due to realized losses associated with the unamortized premium of loans that paid off underlying our residential loans in securitization trust and RMBS portfolio as well as realized losses associated with hedging activity.

Net unrealized loss. Our net unrealized loss for the quarter ended March 31, 2026 was primarily due to a decrease in the valuation of our loans in securitization trust, net of non-recourse securitization obligation and residential whole loans portfolios.

Whole loans and securitization activity

During the quarter ended March 31, 2026, we purchased $246.2 million of newly-originated, current market coupon non-QM residential mortgage loans, with a weighted average coupon of 7.34%, weighted average combined loan-to-value ratio (“CLTV”) of 67.1% and weighted average credit score of 759.

In March 2026, we issued AOMT 2026-2, a $272.3 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2026-2 as the sole contributor in the securitization. We used the proceeds to repay outstanding debt of approximately $234.1 million, and the $23.9 million of cash released was used for new loan purchases and operational purposes.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below, for a full description of our financing arrangements. Our total borrowing capacity was $1.3 billion as of March 31, 2026 Highlights of whole loan financing facilities activity over the first quarter of 2026 are as follows:

•During the quarter ended March 31, 2026, we maintained the same whole loan financing facility lender base as of December 31, 2025.

•On April 22, 2026, the Company and one of its subsidiaries, amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The termination date of the loan financing facility was extended to April 21, 2028. In addition, the interest rate pricing spread was updated to a range from 1.50% to 2.60%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.40%

Key Financial Metrics

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

We also use Distributable Earnings to determine the incentive fee, if any, payable to our Manager pursuant to the Management Agreement. For information on the fees that are payable to our Manager under the Management Agreement, see “Note 9 – Related Party Transactions” in our unaudited condensed consolidated financial statements included in this report.

Distributable Earnings were approximately a gain of $4.6 million and a gain of $4.1 million for the three months ended March 31, 2026 and 2025, respectively. The primary drivers of this quarter’s Distributable Earnings as compared to GAAP net income are the adjustments to remove unrealized losses associated with our residential loans and residential loans in securitization trusts and non-recourse securitization obligation portfolios.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net income (loss) allocable to common stockholders	$(7,379)	$20,531
Adjustments:
Net unrealized (gains) losses on trading securities	2,152	1,032
Net unrealized (gains) losses on derivatives	(3,703)	1,042
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	9,164	(15,657)
Net unrealized (gains) losses on residential loans	3,979	(3,041)
Non-cash equity compensation expense	423	237
Distributable Earnings	$4,636	$4,144

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	($ in thousands)
Annualized Distributable Earnings	$18,546	$16,576
Average total stockholders’ equity	$262,212	$252,033
Distributable Earnings Return on Average Equity	7.1%	6.6%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands except for share and per share data)
Common stockholders’ equity	$256,902	$267,523
Number of shares of common stock outstanding at period end	24,914,647	24,914,647
Book value per share of common stock	$10.31	$10.74

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$256,902	$267,523
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	48,958	48,789
Stockholders’ equity including economic book value adjustments	$305,860	$316,312

Number of shares of common stock outstanding at period end	24,914,647	24,914,647
Book value per share of common stock	$10.31	$10.74
Economic book value per share of common stock	$12.28	$12.70

Results of Operations

Three Months Ended March 31, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
INTEREST INCOME, NET
Interest income	$40,694	$32,867
Interest expense	28,584	22,780
NET INTEREST INCOME	$12,110	$10,087

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(2,721)	$(3,182)
Net unrealized gain (loss) on mortgage loans, portion of debt at fair value option, derivative contracts, and trading securities	(11,592)	16,625
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(14,313)	$13,443

EXPENSES
Operating expenses	$1,657	$1,201
Operating expenses incurred with affiliate	565	416
Stock compensation	423	237
Securitization costs	1,402	—
Management fee incurred with affiliate	1,129	1,145
Total operating expenses	$5,176	$2,999

INCOME (LOSS) BEFORE INCOME TAXES	$(7,379)	$20,531
Income tax expense (benefit)	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(7,379)	$20,531
Other comprehensive income (loss)	4,398	(695)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,981)	$19,836

Net Interest Income

The following table sets forth the components of net interest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$5,617	$334,781	$5,281	$304,007
Residential mortgage loans in securitization trusts	30,426	2,100,639	23,104	1,685,423
Commercial mortgage loans	102	5,186	108	5,210
RMBS and Majority-Owned Affiliate	3,975	130,632	3,651	145,289
CMBS	226	4,799	269	5,752
U.S. Treasury securities	—	—	38	4,167
Other interest income	348	36,839	416	38,630
Total interest income	40,694		32,867
Interest expense
Notes payable	2,824	260,637	3,762	240,628
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	22,541	1,933,249	16,843	1,574,110
Repurchase facilities	733	56,260	863	62,631
Senior Unsecured Notes	2,486	89,137	1,312	47,803
Total interest expense	28,584		22,780
Net interest income	$12,110		$10,087

We generated $7.8 million greater interest income for the quarter ended March 31, 2026 compared to the comparable period for 2025, driven by increases in the amount of our target assets. Interest expense increased by $5.8 million for the quarter ended March 31, 2026 compared to the comparable period for 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts as well as our 2030 Notes issued in May 2025. Overall, this increase in interest expense was mitigated by lower average borrowing costs. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 20%, or $2.0 million, increase in net interest income for the quarter ended March 31, 2026 compared to the comparable period for 2025.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended March 31, 2026 and 2025 are set forth as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(11,220)	$14,546
Realized gain (loss) on RMBS	(231)	(319)
Unrealized gain (loss) on Whole Pool Agency RMBS	(1,754)	(2,190)
Realized gain (loss) on CMBS	(33)	(56)
Realized gain (loss) on interest rate futures	(50)	(1,473)
Realized and unrealized gain (loss) on TBAs	1,812	2,056
Realized and unrealized gain (loss) on residential mortgage loans	(4,042)	2,936
Unrealized appreciation (depreciation) on interest rate futures	1,453	(1,934)
Realized gain/(loss) on AOMT MOA	(248)	(105)
Total realized and unrealized gains (losses), net	$(14,313)	$13,443

For the three months ended March 31, 2026 and 2025, total realized and unrealized gains and (losses), net resulted in a net loss of ($14.3) million and a gain of $13.4 million, respectively. During the three months ended March 31, 2026, the ($11.2) million of realized and unrealized loss on securitization, net of unrealized gain (loss) on non-recourse securitization obligation and the ($4.0) million of realized and unrealized loss on our residential mortgage loan portfolio were the primary driver of the overall loss. These losses are substantially comprised of unrealized losses associated with valuation decreases in our securitization, net of unrealized gain (loss) on non-recourse securitization obligation and our residential mortgage loan portfolios, as well as realized losses associated with the loss of unamortized premiums in these portfolios. During the three months ended March 31, 2025, realized and unrealized gains on securitization, net of unrealized gain (loss) on non-recourse securitization obligation was the key drivers of the overall gain.

Expenses

Operating Expenses

For the three months ended March 31, 2026 and 2025, our operating expenses were $1.7 million and $1.2 million, respectively. Our operating expenses increased compared to the comparative period due to increases in audit and loan diligence fees associated with a larger overall balance in our target portfolio.

Operating Expenses Incurred with Affiliate

For the three months ended March 31, 2026 and 2025, our operating expenses incurred with affiliate were $0.6 million and $0.4 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to standard annual compensation increases.

Stock Compensation

For the three months ended March 31, 2026 and 2025, our stock compensation expense was $0.4 million and $0.2 million, respectively. Our stock compensation expense increased for the three months ended March 31, 2026 due to the issuance of new performance based stock awards in 2025.

Securitization Costs

For the three months ended March 31, 2026 and 2025, we incurred $1.4 million of securitization costs and no securitization costs, respectively. The securitization costs in the three months ended March 31, 2026 are associated with the AOMT 2026-2 securitization in March 2026, and there was no securitization activity in the three months ended March 31, 2025.

Management Fee Incurred with Affiliate

For the three months ended March 31, 2026 and 2025, our management fee incurred with affiliate was $1.1 million and $1.1 million, respectively. These expenses, which were flat for the three months ended March 31, 2026 versus the comparative period, are driven by our average Equity (as defined in the Management Agreement).

Our Portfolio

As of March 31, 2026, our portfolio consisted of approximately $2.7 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires and earthquakes may occasionally occur. We require all of our collateral to be adequately insured. The graphs in the subsequent detail of residential mortgage loans, residential mortgage loans held in securitization trusts, and residential mortgage loans underlying RMBS issuances show the percentage of residential mortgage loans held in each state where there is a concentration of loans.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of March 31, 2026:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$245,534	$192,230	$53,304	20.7%
Residential mortgage loans in securitization trust	2,249,614	2,079,653	169,961	66.2%
Total whole loan portfolio	$2,495,148	$2,271,883	$223,265	86.9%

Investment securities
RMBS	$212,596	$57,000	$155,596	60.6%
Investments in Majority-Owned Affiliates (1)	25,667	—	25,667	10.0%
Total investment securities	$238,263	$57,000	$181,263	70.6%

Total investment portfolio	$2,733,411	$2,328,883	$404,528	157.5%
Target assets	$2,733,411	$2,328,883	$404,528	157.5%

Cash	$41,963	$—	$41,963	16.3%
Other assets and liabilities (2)	(189,589)	—	(189,589)	(73.8)%
Total	$2,585,785	$2,328,883	$256,902	100%

(1)     Our Investment in Majority-Owned Affiliates is held at its amortized cost basis.

(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $129.4 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in Majority-Owned Affiliates, which is considered a target asset.

As of December 31, 2025, our portfolio consisted of approximately $2.7 billion of residential mortgage loans, RMBS, and other target assets. The following table sets forth additional information regarding our portfolio including the manner in which our equity capital was allocated among investment types, as of December 31, 2025:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$294,134	$218,757	$75,377	28.2%
Residential mortgage loans in securitization trust	2,076,776	1,915,321	161,455	60.4%
Total whole loan portfolio	$2,370,910	$2,134,078	$236,832	88.5%

Investment securities
RMBS	$280,005	$54,041	$225,964	84.5%
Investment in Majority-Owned Affiliates (1)	25,474	—	25,474	9.5%
Total investment securities	$305,479	$54,041	$251,438	94.0%

Total investment portfolio	$2,676,389	$2,188,119	$488,270	182.5%
Target assets	$2,676,389	$2,188,119	$488,270	182.5%

Cash	$41,619	$—	$41,619	15.6%
Other assets and liabilities (2)	(262,366)	—	(262,366)	(98.1)%
Total	$2,455,642	$2,188,119	$267,523	100.0%

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

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of March 31, 2026:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$2 - $2,997	$330
Interest rate	3.87% - 13.49%	7.62%
Maturity date	5/1/2026 - 2/14/2066	February, 2055
FICO score at loan origination	628 - 850	757
CLTV[1] at loan origination	7.4% - 90.0%	66.6%
DTI at loan origination	1.7% - 50.0%	33.3%
Percentage of first lien loans	N/A	78.9%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	1.1%

(1)     "CLTV” means combined loan-to-value ratio, which is calculated as the total outstanding principal amount of, if applicable, the outstanding principal amount of a HELOC plus the outstanding principal amount of a loan plus any financing that is pari passu with or senior to such loan at the time of acquisition, divided by the applicable real estate value at acquisition of such loan. The real estate value reflects the results of third-party appraisals obtained by the selling mortgage companies prior to the loan closing.

The following table sets forth additional information on the residential mortgage loans in our portfolio as of December 31, 2025:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$10 - $3,497	$386
Interest rate	3.87% -13.41%	7.38%
Maturity date	1/26/2040 - 10/19/2065	June, 2055
FICO score at loan origination	628-850	760
CLTV at loan origination	8.7%-85.0%	70.5%
DTI at loan origination	1.7%-50.0%	32.4%
Percentage of first lien loans	N/A	89.1%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.4%

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of March 31, 2026:

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
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2025:

250
200
150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

250
200
150
100
50
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of March 31, 2026, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of March 31, 2026:

HELOCs and Closed End Seconds, 21%
Investor Loans, 41%
Loans Made to Bank Statement Borrowers, 27%
Just Missed Prime, 11%

HELOCs & Closed End Seconds, 21%
Investor Loans, 41%
Loans Made to Bank Statement Borrowers, 27%
Full Documentation and Other Loans, 11%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of March 31, 2026. Numbers presented may add to more than 100% due to rounding.

The following charts illustrate additional characteristics of the residential mortgage loans in our portfolio that we owned directly as of December 31, 2025, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

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

Residential Mortgage Loans Held in Securitization Trusts

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2026:

($ in thousands)
UPB	$2,277,410
Fair Value	$2,249,614
Number of loans	5,392
Weighted average loan coupon	6.1%
Average loan amount	$424
Weighted average CLTV at loan origination and deal date	66.9%
Weighted average credit score at loan origination and deal date	748
Current 3-month constant prepayment rate (“CPR”) (1)	12.8%
Percentage of loans 90+ days delinquent (based on UPB)	1.9%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2026 (percentages based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of March 31, 2026. Numbers presented may add to more than 100% due to rounding.

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2025:

($ in thousands)
UPB	$2,090,583
Fair Value	$2,076,776
Number of loans	4,947
Weighted average loan coupon	6.0%
Average loan amount	$424
Weighted average CLTV at loan origination and deal date	66.9%
Weighted average credit score at loan origination and deal date	747
Current 3-month CPR	12.6%
Percentage of loans 90+ days delinquent (based on UPB)	1.7%

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of December 31, 2025 (percentages based on the aggregate unpaid principal balance of such loans):

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

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of March 31, 2026, unless otherwise stated:

March 31, 2026	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations	AOMT 2025 Securitizations
	($ in thousands)
UPB of loans	$102,761	$130,142	$959,625	$997,120	$559,605
Number of loans	375	421	1,914	2,368	3,301
Weighted average loan coupon	6.51%	5.81%	5.19%	5.72%	8.83%
Average loan amount	$274	$309	$501	$421	$170
Weighted average CLTV at loan origination and deal date	66%	74%	67%	67%	68%
Weighted average credit score at loan origination and deal date	718	719	732	736	745
Current 3-month CPR (1)	9.4%	10.0%	8.2%	10.4%	24.4%
90+ day delinquency (as a % of UPB)	3.8%	3.3%	5.2%	2.9%	1.4%
Weighted Average 90+ Delinquency (as a % of Original Balance)	0.8%	0.9%	3.9%	2.4%	1.2%
Weighted Average CLTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	48.3%	74.1%	64.0%	67.4%	52.1%
Fair value of first loss piece (3, 4)	$2,352	$27,313	$11,122	$17,789	$7,047
Investment thickness (5)	12.45%	23.84%	8.79%	10.55%	4.41%

(1) CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

(2) AOMT 2020-3 does not have combined loan-to-value ratio (“CLTV”) or Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimates”); accordingly, original CLTV is used.

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

Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in AOMT securitization transactions is set forth below as of December 31, 2025, unless otherwise stated:

December 31, 2025	AOMT 2019 Securitizations	AOMT 2020 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations	AOMT 2025 Securitizations
	($ in thousands)
UPB of loans	$105,837	$134,276	$984,295	$1,028,989	$603,865
Number of loans	388	429	1,949	2,425	3,328
Weighted average loan coupon	6.47%	5.81%	5.18%	5.74%	9.08%
Average loan amount	$273	$313	$505	$424	$181
Weighted average CLTV at loan origination and deal date	66%	74%	67%	67%	68%
Weighted average credit score at loan origination and deal date	718	719	732	736	746
Current 3-month CPR (1)	15.7%	6.2%	8.4%	10.2%	15.1%
90+ day delinquency (as a % of UPB)	4.8%	3.0%	3.9%	2.5%	0.7%
Weighted Average 90+ Delinquency (as a % of Original Balance)	1.0%	0.9%	3.2%	2.3%	0.7%
Weighted Average CLTV of 90+ Delinquent Loans (FHFA HPI Estimate) (2)	47.5%	74.1%	65.3%	64.9%	65.3%
Fair value of first loss piece (3, 4)	$2,214	$24,641	$10,938	$18,190	$7,172
Investment thickness (5)	12.09%	23.11%	8.57%	10.22%	4.08%

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

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of March 31, 2026:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$14,265	$—	$14,265	$8,297	$—	$8,297	$5,968	$—	$5,968
Subordinate	62,229	—	62,229	12,625	—	12,625	49,604	—	49,604
Interest only / excess	9,221	—	9,221	—	—	—	9,221	—	9,221
Whole pool (2)	—	126,881	126,881	—	—	—	—	126,881	126,881
Retained RMBS in VIEs (3)	—	—	—	36,078	—	36,078	(36,078)	—	(36,078)
Subtotal	$85,715	$126,881	$212,596	$57,000	$—	$57,000	$28,715	$126,881	$155,596
Investment in Majority Owned Affiliates	25,667	—	25,667	—	—	—	25,667	—	25,667
Total	$111,382	$126,881	$238,263	$57,000	$—	$57,000	$54,382	$126,881	$181,263

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of March 31, 2026 were purchased from a broker to whom the Company owed approximately $129.4 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $220.9 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of December 31, 2025:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$13,252	$—	$13,252	$6,993	$—	$6,993	$6,259	$—	$6,259
Subordinate	59,587	—	59,587	12,354	—	12,354	47,233	—	47,233
Interest only / excess	9,301	—	9,301	—	—	—	9,301	—	9,301
Whole pool (2)	—	197,865	197,865	—	—	—	—	197,865	197,865
Retained RMBS in VIEs (3)	—	—	—	34,694	—	34,694	(34,694)	—	(34,694)
Subtotal	$82,140	$197,865	$280,005	$54,041	$—	$54,041	$28,099	$197,865	$225,964
Investment in Majority Owned Affiliates	25,474	—	25,474	—	—	—	25,474	—	25,474
Total	$107,614	$197,865	$305,479	$54,041	$—	$54,041	$53,573	$197,865	$251,438

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of December 31, 2025 were purchased from a broker to whom the Company owed approximately $198.2 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the period ended March 31, 2026:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$13,252	$59,587	$9,301	$197,865	$280,005
Acquisitions:
Third party securities	—	—	—	129,359	129,359
Effect of principal payments / called deals			—	(198,191)	(198,191)
IO and excess servicing prepayments	—	—	(399)	—	(399)
Discount accretion and premium amortization	45	(139)			(94)
Changes in fair value, net	968	2,781	319	(2,152)	1,916
Ending fair value	$14,265	$62,229	$9,221	$126,881	$212,596

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2025:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$12,735	$73,549	$12,508	$201,451	$300,243
Acquisitions:
Retained bonds received in securitizations	—	10,256	732	—	10,988
Third party securities	—	—	—	908,857	908,857
Effect of principal payments / called deals	155	(25,251)	(3,347)	(915,610)	(944,053)
IO and excess servicing prepayments	—	—	(1,640)	—	(1,640)
Changes in fair value, net	362	1,033	1,048	3,167	5,610
Ending fair value	$13,252	$59,587	$9,301	$197,865	$280,005

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2026 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of March 31, 2026)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of March 31, 2026. Numbers presented may add to more than 100% due to rounding.

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

Liquidity and Capital Resources

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund our investments and operating costs, make distributions to our stockholders, and satisfy other general business needs. Our financing sources currently include payments of principal and interest we receive on our investment portfolio, unused borrowing capacity under our in‑place loan financing lines and repurchase facilities, securitizations of our whole loans, and our ATM Program (as defined below). In the past, we have also raised capital through public offerings of senior unsecured notes. Going forward, we may also utilize other types of borrowings, including bank credit facilities and warehouse lines of credit, among others. We may also seek to raise additional capital through public or private offerings of equity, equity-related, or debt securities, depending upon market conditions. The use of any particular source of capital and funds will depend on market conditions, availability of these sources, and the investment opportunities available to us.

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

Description of Existing Financing Arrangements

As of March 31, 2026, we were a party to four warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.3 billion. Borrowings under uncommitted loan financing lines may be used to purchase whole loans for eventual securitization or loans purchased for long‑term investment purposes.

Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of March 31, 2026, the advance rates (when required) of our four active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our four active lenders) included: (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as it relates to Global Investment Bank 3 as of such date of determination, (y) $10.0 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of March 31, 2026 was $10.0 million. We were in compliance with all covenants as of March 31, 2026.

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

Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of March 31, 2026, the termination date of the master repurchase agreement was June 25, 2026, unless terminated earlier pursuant to the terms of the master repurchase agreement.

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

Global Investment Bank 2 Loan Financing Facility.
On March 28, 2024, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 2”), replacing the existing master repurchase agreement with Global Investment Bank 2 entered into on February 13, 2020. The Company is guarantor under the current facility, one of the subsidiaries is seller and Global Investment Bank 2 is buyer. Pursuant to the agreement, one of our subsidiaries may sell to Global Investment Bank 2, and later repurchase, up to $250.0 million aggregate borrowings on mortgage loans. The agreement is set to terminate on April 21, 2028, unless terminated earlier pursuant to the terms of the master repurchase agreement.

The principal amount paid by Global Investment Bank 2 for each mortgage loan is based on a percentage of the market value, cost‑basis value, or unpaid principal balance of the mortgage loan (depending on the type of loan and certain other factors and subject to certain other adjustments). Pursuant to the agreement, Global Investment Bank 2 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion. Additionally, Global Investment Bank 2 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Upon our or our subsidiary’s repurchase of the mortgage loan, our subsidiaries are required to repay Global Investment Bank 2 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (A) the greater of (i) 0.00% and (ii) Term SOFR (which is defined as the forward-looking term rate based on the Secured Overnight Financing Rate for a corresponding tenor of one month) and (B) a pricing spread generally ranging from 1.50% to 2.60%.

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

Global Investment Bank 4 Loan Financing Facility

On October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with a Global Investment Bank 4 through the execution of a Master Repurchase Agreement and Securities Contract (the “Global Investment Bank 4 Master Repurchase Agreement”). The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Global Investment Bank 4 Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Company is subject to various financial and other covenants, including those relating to (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Global Investment Bank 4 Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Global Investment Bank 4 Master Repurchase Agreement.

The following table sets forth the details of our financing lines as of each of March 31, 2026 and December 31, 2025:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		March 31, 2026	December 31, 2025
			($ in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.65% - 2.10%	$79,013	$125,091
Global Investment Bank 2 (2)	1 Month Term SOFR	1.50% - 2.60%	23,155	—
Global Investment Bank 3 (3)	Compound SOFR	1.75% - 4.75%	64,407	60,263
Global Investment Bank 4 (4)	Term SOFR	1.60%	25,655	33,403
Total			$192,230	$218,757

(1)     On December 26, 2025, this financing facility was extended through June 25, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. The interest rate pricing spread remained unchanged from the prior extension at a range from 1.65% to 2.10%.

(2)     On April 22, 2026, the Company and one of its subsidiaries, amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The termination date of the loan financing facility was extended to April 21, 2028. In addition, the interest rate pricing spread was updated to a range from 1.50% to 2.60%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.40%

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

The following table sets forth the total unused borrowing capacity of each financing line as of March 31, 2026:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$79,013	$520,987
Global Investment Bank 2	250,000	23,155	226,845
Global Investment Bank 3	200,000	64,407	135,593
Global Investment Bank 4	200,000	25,655	174,345
Total	$1,250,000	$192,230	$1,057,770

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

The following table sets forth certain characteristics of our short-term repurchase facilities as of March 31, 2026 and December 31, 2025:

March 31, 2026
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$57,000	5.14%	16

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$54,041	5.44%	16

(1)     A portion of repurchase debt outstanding as of both March 31, 2026 and December 31, 2025 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q2 2024	201,051	66,804	201,051
Q3 2024	102,876	57,842	102,876
Q4 2024	50,555	53,412	51,843
Q1 2025	148,467	62,631	148,467
Q2 2025	68,062	71,980	148,467
Q3 2025	54,041	64,557	68,062
Q4 2025	54,041	54,041	54,041
Q1 2026	57,000	56,260	57,000

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

Securitization Transactions

In March 2026, we were the sole participant in a securitization transaction of a pool of residential mortgage loans secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2026-2 issued approximately 272.3 million in face value of bonds. We used the proceeds to repay outstanding debt of approximately $234.1 million and retained cash of $23.9 million, which was used for new loan purchases and operational purposes.

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2026-2 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of March 31, 2026.

In December 2025, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured by second lien HELOCs (an open or closed end home equity revolving line of credit, secured by a mortgage, deed of trust or other instrument creating a first or junior lien on a residential property, which lien secures the related line of credit) on one‑to‑four family residential properties. In the transaction, AOMT 2025-HB2 issued approximately $281.4 million in face value of bonds. Our proportionate share of 21.03% of the retained bonds and investments in MOAs was approximately $7.0 million, including a retained discount on issuance of approximately $0.2 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $43.4 million and released cash of $12.4 million, which was used for new loan purchases and operational purposes.

We derecognized the mortgage loans sold in AOMT 2025-HB2 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of March 31, 2026.

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

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of March 31, 2026.

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

We derecognized the mortgage loans sold in AOMT 2025-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of March 31, 2026.

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

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of March 31, 2026.

Notes Offering

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 2030 Notes and $50.0 million principal amount of its 9.500% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of March 31, 2026 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	March 31, 2026	December 31, 2025	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,888	$40,784	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	50,000	48,363	48,239	July 2029	July 2026	9.50%
	$92,500	$89,251	$89,023

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

(4)     The 2030 Notes bear interest at a rate equal to 9.750% per year, payable in cash quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The 2029 Notes bear interest at a rate equal to 9.500% per year, payable in cash quarterly in arrears on January 30, April 30, July 30 and October 30 of each year.

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three months ended March 31, 2026 and March 31, 2025.

	March 31, 2026	March 31, 2025
Coupon interest expense	$2,230	$1,187
Amortization expense	221	125
Total interest expense	$2,451	$1,312

At March 31, 2026 and December 31, 2025, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $2.2 million, respectively.

At March 31, 2026 and December 31, 2025, the unamortized deferred debt issuance cost was $1.2 million and $1.2 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

Supplemental Guarantor Information

The Senior Unsecured Notes were issued in SEC-registered transactions under an effective registration statement. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Operating Partnership, including the due and punctual payment of principal, premium, if any, and interest on the Senior Unsecured Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

Pursuant to Rule 3-10 of Regulation S-X, subsidiary guarantors of a parent company’s obligations are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent company issues the security and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented.

Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the Operating Partnership because the assets, liabilities and results of operations of Angel Oak Mortgage REIT, Inc. and the Operating Partnership are not materially different than the corresponding amounts in Angel Oak Mortgage REIT, Inc.’s consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75.0 million, of which $60.2 million remains available as of March 31, 2026, through an “at the market” equity offering program (the “ATM Program”). During the year ended December 31, 2025, the Company issued and sold 1,277,812 shares of its common stock through its ATM Program resulting in proceeds of $12.3 million, net of commissions and fees. These shares of common stock were issued in SEC registered transactions off the Company’s shelf registration statement. The Company did not issue any shares under the ATM Program during the quarter ended March 31, 2026.

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

Cash Availability

Cash and cash equivalents

Our cash balance as of March 31, 2026 was sufficient to meet our liquidity covenants under our financing facilities and the Senior Unsecured Notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. There was no margin collateral required as of March 31, 2026 or December 31, 2025. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $1.7 million as of March 31, 2026 was comprised of: $0.5 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $1.2 million.

Restricted cash of approximately $3.7 million as of December 31, 2025 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2025.

Cash Flows

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash flows provided by (used in) operating activities	$(143,715)	$(201,748)
Cash flows provided by (used in) investing activities	$403	$(75,867)
Cash flows provided by (used in)financing activities	$141,672	$278,192
Net increase (decrease) in cash and restricted cash	$(1,640)	$577

The cash used in operating activities of $143.7 million for the three months ended March 31, 2026 as compared to the cash used in operating activities of $201.7 million for the three months ended March 31, 2025 was primarily due to the volume of residential mortgage loans purchased during the first three months of 2026, as compared to the first three months of 2025.

Cash provided by investing activities of $0.4 million for the three months ended March 31, 2026 as compared to cash used by investing activities of $75.9 million for the three months ended March 31, 2025 were primarily due to the timing of purchases and maturities of U.S. Treasury securities in the comparative period of 2025.

Financing cash flows provided $141.7 million for the three months ended March 31, 2026 as compared to $278.2 million provided by financing activities for the three months ended March 31, 2025 were primarily due to the activity within net borrowings under repurchase agreements and notes payable during the first three months of 2026.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” section in the Annual Report on Form 10-K. Our critical accounting policies and estimates have not materially changed since December 31, 2025. Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended March 31, 2026.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Fourth Amended and Restated Bylaws of the Company, effective as of February 27, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025)
31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

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

Date: May 5, 2026	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)