Form 10-Q
period 2026-06-30
Angel Oak Mortgage REIT, Inc.
filed 2026-08-04
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 001-40495

Angel Oak Mortgage REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	37-1892154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 Hammond Drive , Suite 200, Atlanta, Georgia 30328
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

The registrant had 23,214,877 shares of common stock, $0.01 par value per share, outstanding as of August 4, 2026.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	June 30, 2026	December 31, 2025
ASSETS
Residential mortgage loans - at fair value	$438,790	$294,134
Residential mortgage loans in securitization trusts - at fair value	2,132,720	2,076,776
RMBS - at fair value	308,086	280,005
Cash and cash equivalents	48,629	41,619
Restricted cash	3,426	3,666
Principal and interest receivable	16,464	10,354
TBA securities and interest rate futures contracts - at fair value	1,941	240
Other assets	41,456	42,984
Total assets	$2,991,512	$2,749,778

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable	$364,599	$218,757
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	1,968,763	1,915,321
Securities sold under agreements to repurchase	70,540	54,041
Senior unsecured notes	89,480	89,023
TBA securities and interest rate futures contracts - at fair value	452	32
Due to broker	255,867	198,191
Accrued expenses	3,665	2,021
Accrued expenses payable to affiliate	439	783
Interest payable	1,986	3,423
Management fee payable to affiliate	856	663
Total liabilities	$2,756,647	$2,482,255

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. As of June 30, 2026: 350,000,000 shares authorized, 23,178,979 shares issued and outstanding. As of December 31, 2025: 350,000,000 shares authorized, 24,914,647 shares issued and outstanding.	$230	$249
Additional paid-in capital	460,442	474,577
Accumulated other comprehensive income (loss)	(220)	(1,314)
Retained earnings (deficit)	(225,587)	(205,989)
Total stockholders' equity	$234,865	$267,523
Total liabilities and stockholders' equity	$2,991,512	$2,749,778

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INTEREST INCOME, NET
Interest income	$41,398	$35,094	$82,092	$67,961
Interest expense	30,656	25,154	59,240	47,934
NET INTEREST INCOME	$10,742	$9,940	$22,852	$20,027

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$1,477	$(2,499)	$(1,244)	$(5,681)
Net unrealized gain (loss) on mortgage loans, portion of debt at fair value option, derivative contracts, and trading securities	(5,217)	(1,576)	(16,808)	15,049
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(3,740)	$(4,075)	$(18,052)	$9,368

EXPENSES
Operating expenses	$1,569	$1,334	$3,225	$2,536
Operating expenses incurred with affiliate	555	453	1,120	869
Stock compensation	423	296	847	533
Securitization costs	—	1,866	1,402	1,866
Management fee incurred with affiliate	1,102	1,149	2,231	2,293
Total operating expenses	$3,649	$5,098	$8,825	$8,097

INCOME (LOSS) BEFORE INCOME TAXES	$3,353	$767	$(4,025)	$21,298
Income tax expense (benefit)	—	—	—	—
NET INCOME (LOSS)	$3,353	$767	$(4,025)	$21,298
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$3,353	$767	$(4,025)	$21,298
Other comprehensive income (loss)	(3,304)	(491)	1,094	(1,186)
TOTAL COMPREHENSIVE INCOME (LOSS)	$49	$276	$(2,931)	$20,112

Basic earnings (loss) per common share	$0.14	$0.03	$(0.17)	$0.90
Diluted earnings (loss) per common share	$0.14	$0.03	$(0.17)	$0.89

Weighted average number of common shares outstanding:
Basic	23,955,243	23,524,735	24,354,079	23,460,798
Diluted	24,408,085	23,787,823	24,354,079	23,719,650

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended June 30, 2026
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholder's equity as of March 31, 2026	$249	$475,000	$3,084	$(221,431)	$256,902
Issuance of common stock, net of expenses	—	—	—	—	—
Repurchase of common stock	(19)	(14,981)	—	—	(15,000)
Dividends paid on common stock	—	—	—	(7,417)	(7,417)
Dividends accrued on performance shares	—	—	—	(92)	(92)
Stock compensation	—	423	—	—	423
Unrealized gain (loss) on RMBS and CMBS	—	—	(3,304)	—	(3,304)
Net income (loss)	—	—	—	3,353	3,353
Stockholders' equity as of June 30, 2026	$230	$460,442	$(220)	$(225,587)	$234,865

	Three Months Ended June 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of March 31, 2025	$234	$461,294	$(4,170)	$(205,878)	$251,480
Issuance of common stock, net of expenses	4	1,990	—	—	1,994
Dividends paid on common stock	—	—	—	(7,605)	(7,605)
Dividends accrued on performance shares	—	—	—	(52)	(52)
Stock compensation	—	296	—	—	296
Unrealized gain (loss) on RMBS and CMBS	—	—	(491)	—	(491)
Net income (loss)	—	—	—	767	767
Stockholders’ equity as of June 30, 2025	$238	$463,580	$(4,661)	$(212,768)	$246,389

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Six Months Ended June 30, 2026
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2025	$249	$474,577	$(1,314)	$(205,989)	$267,523
Issuance of common stock, net of expenses	—	—	—	—	—
Repurchase of common stock	(19)	(14,981)	—	—	(15,000)
Dividends paid on common stock	—	—	—	(15,390)	(15,390)
Dividends accrued on performance shares	—	—	—	(183)	(183)
Stock compensation	—	846	—	—	846
Unrealized gain (loss) on RMBS and CMBS	—	—	1,094	—	1,094
Net income (loss)	—	—	—	(4,025)	(4,025)
Stockholders’ equity as of June 30, 2026	$230	$460,442	$(220)	$(225,587)	$234,865

	Six Months Ended June 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967
Issuance of common stock, net of expenses	4	1,990	—	—	1,994
Dividends paid on common stock	—	—	—	(15,125)	(15,125)
Dividends accrued on performance shares	—	—	—	(92)	(92)
Stock compensation	—	533	—	—	533
Unrealized gain (loss) on RMBS and CMBS	—	—	(1,186)	—	(1,186)
Net income (loss)	—	—	—	21,298	21,298
Stockholders’ equity as of June 30, 2025	$238	$463,580	$(4,661)	$(212,768)	$246,389
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,025)	$21,298
Adjustments to reconcile net income (loss) to net cash provided or (used in) operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	1,244	5,681
Net unrealized (gain) loss on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	16,808	(15,049)
Amortization of debt issuance costs	538	338
Net amortization of premiums and discounts on mortgage loans	2,100	1,799
Accretion of non-recourse securitized obligation discount	1,934	2,202
Amortization of RMBS premium/discount	209	—
Accretion of discount on U.S. Treasury securities	—	(61)
Stock compensation	847	533
Purchases of residential mortgage loans from affiliates	(119,334)	(82,757)
Purchases of residential mortgage loans from non-affiliates	(331,166)	(323,135)
Sale of residential mortgage loans	3,075	1,279
Sale of residential mortgage loans into affiliate's securitization trust	—	83,669
Principal payments on residential mortgage loans	18,205	13,190
Principal payments on residential mortgage loans in securitization trusts	188,198	115,627
Net change in:
Margin (paid) received from interest rate futures contracts and TBAs	3,591	(4,389)
Principal and interest receivable on residential mortgage loans	(6,110)	1,305
Other assets	(1,631)	(1,405)
Management fee payable to affiliate	193	13
Accrued expenses	1,462	431
Accrued expenses payable to affiliate	(344)	(373)
Income tax payable	—	(2,622)
Interest payable	(1,437)	1,323
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(225,643)	$(181,103)
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	$—	$(8,079)
Purchases of investments in RMBS, trading	(327,549)	(505,774)
Sale of investments in RMBS, available for sale	28,483	—
Sale of investments in RMBS, trading	328,150	507,563
Purchase of investments in U.S. Treasury securities	—	(74,939)
Principal payments on RMBS and CMBS securities	—	448
Maturities of U.S. Treasury securities	—	75,000
Principal payments on commercial mortgage loans	1,125	12
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$30,209	$(5,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of common stock, net of expenses	$—	$1,994
Dividends paid to common stockholders	(15,390)	(15,125)
Principal payments on non-recourse securitization obligation	(188,408)	(115,627)
Cash paid for debt issuance costs	—	(639)
Proceeds from securitization	258,661	269,915
Net proceeds from (payments on) securities sold under agreements to repurchase	16,499	17,507
Net proceeds from (payments on) notes payable	145,842	(10,840)
Net proceeds from issuance of senior notes	—	41,161
Repurchase of common stock	(15,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$202,204	$188,346

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$6,770	$1,474
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	45,285	42,893
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$52,055	$44,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$58,164	$37,453

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

Expense disaggregation

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions for which the Company is the primary beneficiary currently outstanding as of June 30, 2026 and December 31, 2025:

As of:	June 30, 2026	December 31, 2025
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$2,174,450	$2,090,583
Fair value adjustment for residential mortgage loans in securitization trusts	(41,730)	(13,807)
Residential mortgage loans in securitization trusts, at fair value	$2,132,720	$2,076,776

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$1,987,577	$1,915,389
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(18,814)	(68)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$1,968,763	$1,915,321
Weighted average rate for Non-recourse securitization obligation issued	4.40%	4.25%

For the period ended:	June 30, 2026	December 31, 2025
	(in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$3,157,900	$2,885,625
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	$2,984,147	$2,725,486
Face amount of Senior Support Certificates received by the Company, at deal date	$173,753	$160,139
Cash received, at deal date	$344,002	$320,116

During the three months ended June 30, 2026, the Company did not issue and retain bonds on our consolidated balance sheets for any securitization transaction for which the Company was the primary beneficiary. For the six months ended June 30, 2026, the Company and its affiliates issued and sold bonds with a face value of $258.7 million to third-party investors for proceeds of $259.8 million, before offering costs and accrued interest. The sold bonds are included in “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $2.2 billion and $2.1 billion are included in “Residential mortgage loans in securitization trusts - at fair value” on the Company’s condensed consolidated balance sheets, respectively. As of June 30, 2026 and December 31, 2025, the aggregate carrying value of bonds issued by consolidated VIEs was $2.0 billion and $1.9 billion, respectively. These bonds issued are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

The securities received in the securitization transactions for which the Company is not the primary beneficiary are either classified as “available for sale” upon receipt and are included in “RMBS - at fair value”, or are classified as “Other assets” and held at amortized cost on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, and details on the accounting treatment and fair value methodology of the securities can be found in Note 8 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of Angel Oak Mortgage Trust (“AOMT”) securities held by the Company, and Note 12 — Other Assets, for investments in majority-owned affiliates (“MOAs”), as of June 30, 2026 and December 31, 2025 that were retained by the Company as a result of these securitization transactions.

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	($ in thousands)
Cost	$441,349	$291,089

Unpaid principal balance	$428,163	$282,348
Net premium on mortgage loans purchased	13,186	8,742
Change in fair value	(2,559)	3,044
Fair value	$438,790	$294,134

Weighted average interest rate	7.50%	7.38%

Weighted average remaining contractual maturity (years)	29.2	29.5

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property which are 90 or more days past due and those in formal foreclosure proceedings, and the recorded investment, unpaid principal balance and fair value of such loans as of June 30, 2026 and December 31, 2025:

As of:	June 30, 2026	December 31, 2025
	($ in thousands)
Number of mortgage loans 90 or more days past due	—	—
Recorded investment in mortgage loans 90 or more days past due	$—	$—
Unpaid principal balance of loans 90 or more days past due	$—	$—

Number of mortgage loans in foreclosure	6	1
Recorded investment in mortgage loans in foreclosure	$3,274	$1,166
Unpaid principal balance of loans in foreclosure	$3,172	$1,113
Fair value of mortgage loans in foreclosure	$2,724	$993

4.    Investment Securities

As of June 30, 2026 and December 31, 2025, Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”) and commercial mortgage backed securities (“CMBS”) assets.

The following table sets forth a summary of RMBS at cost as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
AOMT RMBS	$53,947	$82,705
Whole Pool Agency RMBS	$255,867	$198,191

During the three months ended June 30, 2026, the Company sold its investment in AOMT 2020-3 non-agency RMBS for $28.5 million with a cost basis of $27.9 million resulting in a realized gain of $0.6 million. The non-agency RMBS are classified as available-for-sale investment securities and are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss). The sale of AOMT 2020-3 investment securities reduced unrealized gains and accumulated other comprehensive income by $3.1 million.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table set forth certain information about the Company’s investments in RMBS at fair value as of June 30, 2026:

June 30, 2026	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$14,135	$(8,297)	$5,838
Subordinate	34,765	(3,165)	31,600
Interest Only/Excess	5,159	—	5,159
Retained RMBS in VIEs (2)	—	(59,078)	(59,078)
Total AOMT RMBS	$54,059	$(70,540)	$(16,481)
Whole Pool Agency RMBS (3)
Fannie Mae	$41,612	$—	$41,612
Freddie Mac	212,414	—	212,414
Total Whole Pool Agency RMBS	$254,026	$—	$254,026
Total RMBS	$308,086	$(70,540)	$237,546

(1)     AOMT RMBS held as of June 30, 2026 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)    A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $215.1 million, are included in residential mortgage loans in securitization trusts - at fair value, within the condensed consolidated balance sheets.

(3)     The whole pool RMBS presented as of June 30, 2026 were purchased from a broker to whom the Company owes approximately $255.9 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker.

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

(3)     The whole pool RMBS presented as of December 31, 2025 were purchased from a broker to whom the Company owed approximately $198.2 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker.

5.    Financing

The Company has the ability to finance residential whole loans and lines of credit and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, exit or withdrawal fees, covenants and concentration limits on types of collateral pledged, many of which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of June 30, 2026 or December 31, 2025.

The following table sets forth the details of the Company’s financing arrangements as of June 30, 2026 and December 31, 2025 ($ in thousands):

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2026					December 31, 2025
	Current Face	Carrying Value	Stated Maturity	Based/Fixed Interest Rate	Interest Rate Pricing Spread	Carrying Value
Notes payable
Multinational Bank 1 (1)	$131,140	$131,140	September 2026	Average Daily SOFR	1.30% - 2.10%	$125,091
Global Investment Bank 2 (2)	56,807	56,807	April 2028	1 Month Term SOFR	1.50% - 2.60%	—
Global Investment Bank 3 (3)	102,456	102,456	September 2026	Compound SOFR	1.75% - 4.75%	60,263
Global Investment Bank 4 (4)	74,196	74,196	October 2027	Term SOFR	1.60%	33,403
Total Notes Payable Financing	$364,599	$364,599				$218,757

Non-recourse securitization obligation, at fair value	$1,987,577	$1,968,763	N/A	4.40%		$1,915,321

Securities sold under agreements to repurchase	$70,540	$70,540	July 2026	4.96%		$54,041

Senior Unsecured Notes
June 2030 Senior Unsecured Notes	$42,500	$40,991	June 2030	9.75%		$40,784
July 2029 Senior Unsecured Notes	50,000	48,489	July 2029	9.50%		48,239
Total Senior Unsecured Notes	$92,500	$89,480				$89,023

Total Financing	$2,515,216	$2,493,382				$2,277,142

(1)     On June 25, 2026, this financing facility was extended through September 25, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. In addition, the interest rate pricing spread was reduced to a range from 1.30% to 2.10%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.10%.

(2)     On April 22, 2026, the Company and one of its subsidiaries amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The termination date of the loan financing facility was extended to April 21, 2028. In addition, the interest rate pricing spread was updated to a range from 1.50% to 2.60%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.40%

(3)     On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.

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

Notes Payable

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2026:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$131,140	$468,860
Global Investment Bank 2	250,000	56,807	193,193
Global Investment Bank 3	200,000	102,456	97,544
Global Investment Bank 4	200,000	74,196	125,804
Total	$1,250,000	$364,599	$885,401

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 9.750% Senior Notes due June 2030 (the “2030 Notes”) and $50.0 million principal amount of its 9.500% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of June 30, 2026 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	June 30, 2026	December 31, 2025	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,991	$40,784	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	50,000	48,489	48,239	July 2029	July 2026	9.50%
	$92,500	$89,480	$89,023

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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and six months ended June 30, 2026 and June 30, 2025 ($ in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Coupon interest expense	$2,226	$1,659	$4,456	$2,847
Amortization expense	276	213	498	338
Total interest expense	$2,502	$1,872	$4,954	$3,185

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At June 30, 2026 and December 31, 2025, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $2.2 million, respectively.

At June 30, 2026 and December 31, 2025, the unamortized deferred debt issuance cost was $1.1 million and $1.2 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

Securities Sold Under Agreements to Repurchase

Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $1.2 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of June 30, 2026 and December 31, 2025:

June 30, 2026
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$70,540	4.96%	16

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
AOMT RMBS (1)	$54,041	5.44%	16

(1)      A portion of repurchase debt outstanding as of both June 30, 2026 and December 31, 2025 includes borrowings against retained bonds         received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 — Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

6.    Due to Broker

The “Due to broker” account on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, in the amounts of $255.9 million and $198.2 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the second and fourth quarters of 2026 and 2025, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled during July 2026 and January 2026, respectively, at which time these assets were simultaneously sold.

The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled as they are noncash transactions.

7.    Derivative Financial Instruments

In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of June 30, 2026 and December 31, 2025 included interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts as of June 30, 2026 and December 31, 2025 included $2.2 million and $2.5 million, respectively.

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

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of June 30, 2026 and December 31, 2025:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			(in thousands)
June 30, 2026	Interest rate futures	1,650	$—	$452	$—	$165,000
June 30, 2026	TBAs	N/A	$1,941	$—	$—	$257,500

December 31, 2025	Interest rate futures	3,143	$—	$32	$—	$314,300
December 31, 2025	TBAs	N/A	$240	$—	$—	$198,600

The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and June 30, 2025 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended June 30, 2026	Interest rate futures	$4,296	$(1,874)
Three Months Ended June 30, 2026	TBAs	$(218)	$(549)

Three Months Ended June 30, 2025	Interest rate futures	$(1,064)	$(199)
Three Months Ended June 30, 2025	TBAs	$(3,016)	$(4,629)

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Six Months Ended June 30, 2026	Interest rate futures	$4,246	$(420)
Six Months Ended June 30, 2026	TBAs	$(655)	$1,701

Six Months Ended June 30, 2025	Interest rate futures	$(2,536)	$(2,134)
Six Months Ended June 30, 2025	TBAs	$(1,853)	$(3,737)

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

As of June 30, 2026, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K. Included in Note 9 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$436,065	$2,724	$438,790
Residential mortgage loans in securitization trusts	—	2,094,759	37,961	2,132,720
Investments in securities
AOMT RMBS (1)	—	54,059	—	54,059
Whole Pool Agency RMBS	—	254,027	—	254,027
Other Assets, at fair value (2)	—	9,267	—	9,267
Unrealized appreciation on TBAs	1,941	—	—	1,941
Total assets, at fair value	$1,941	$2,848,177	$40,685	$2,890,804

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,650,064	$—	$1,650,064
Unrealized depreciation on futures contracts	452	—	—	452
Total liabilities, at fair value	$452	$1,650,064	$—	$1,650,516

(1)     AOMT RMBS held as of June 30, 2026 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT CMBS assets. All AOMT CMBS held as of June 30, 2026 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2026:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	(in thousands)
Residential mortgage loans, at fair value	$2,724	Prepayment rate (annual CPR)	—% - —%	—%
		Default rate	—% - —%	—%
		Loss severity	(9.00)% - 7.84%	(2.21)%
		Expected remaining life	1.3 years - 2.9 years	2.2 years

Residential mortgage loans in securitization trust, at fair value	$37,961	Prepayment rate (annual CPR)	3.02% - 20.78%	9.80%
		Default rate	1.95% - 42.78%	19.97%
		Loss severity	(25.00)% - 48.84%	(2.68)%
		Expected remaining life	0.7 years - 10.75 years	3.4 years

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

As of June 30, 2026, the total amortized cost basis and fair value of our non-recourse securitization obligations was $2.02 billion and $1.92 billion, respectively, a difference of approximately $95.8 million (we have elected to hold our non-recourse securitization obligations at fair value, with the exception of AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $48.8 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of June 30, 2026 was approximately $25.3 million and $20.3 million, respectively. The amortized cost and fair value of these investments as of December 31, 2025 was approximately $25.5 million and $20.5 million, respectively.

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$293,141	$993	$294,134
Residential mortgage loans in securitization trusts	—	2,046,609	30,167	2,076,776
Investments in securities
AOMT RMBS (1)	—	82,140	—	82,140
Whole Pool Agency RMBS	—	197,865	—	197,865
Unrealized appreciation on TBAs	240	—	—	240
Other Assets, at fair value (2)	—	9,893	1,897	11,790
Total assets, at fair value	$240	$2,629,648	$33,057	$2,662,945

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,572,934	$—	$1,572,934
Unrealized depreciation on futures contracts	32	—	—	32
Total liabilities, at fair value	$32	$1,572,934	$—	$1,572,966

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

The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2025:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	(in thousands)
Residential mortgage loans, at fair value	$993	Prepayment rate (annual CPR)	—% - —%	—%
		Default rate	—% - —%	—%
		Loss severity	(9.30)% - (9.30)%	(9.30)%
		Expected remaining life	2.6 years - 2.6 years	2.67 years

Residential mortgage loans in securitization trust, at fair value	$30,167	Prepayment rate (annual CPR)	2.92% - 21.31%	10.05%
		Default rate	0.38% - 26.12%	14.40%
		Loss severity	(23.91)% - 28.63%	(3.21)%
		Expected remaining life	0.60 - 10.75 years	3.56 years

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

The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of June 30, 2026 and December 31, 2025, respectively:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended (in thousands)	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year Ended (1):
June 30, 2026	$119,334	179	148

December 31, 2025	$164,888	364	120

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

10.    Commitments and Contingencies

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of June 30, 2026, the Company was not aware of any legal claims that could materially impact its financial condition. As of June 30, 2026, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of June 30, 2026 the Company had total purchase commitments of $74.4 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2025, the Company had total purchase commitments of $179.1 million related to both Angel Oak Mortgage Lending and third parties.

11.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three and six months ended June 30, 2026 and 2025, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three and six months ended June 30, 2026 and 2025:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(in thousands)
AOCI balance, beginning of period	$3,084	$(4,170)
Net unrealized gain/(loss) on AFS securities	(3,304)	(491)
AOCI balance, end of period	$(220)	$(4,661)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in thousands)
AOCI balance, beginning of period	$(1,314)	$(3,475)
Net unrealized gain/(loss) on AFS securities	1,094	(1,186)
AOCI balance, end of period	$(220)	$(4,661)

12.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Investments in Majority-Owned Affiliates	$25,351	$25,474
Commercial Mortgage Loans, at fair value	4,213	5,189
CMBS, at fair value	5,054	4,703
Deferred tax asset	3,274	3,274
Prepaid expenses	2,753	1,553
Loans held for sale	—	1,897
Other	811	894
Total other assets	$41,456	$42,984

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

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of June 30, 2026 and December 31, 2025, the cost and unpaid principal balance of the assets were $4.4 million and $5.5 million, with a fair value of $4.2 million and $5.2 million, respectively. The weighted average interest rate was 6.31% with a weighted average maturity of 11 years, as of June 30, 2026. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of June 30, 2026 or December 31, 2025.

Commercial Mortgage Backed Securities

CMBS are held at fair value. As of June 30, 2026 and December 31, 2025, the cost of these assets were $5.4 million and $5.4 million, with a fair value of $5.1 million and $4.7 million, respectively. There was no repurchase debt held against these assets at June 30, 2026 or December 31, 2025.

13.    Equity and Earnings per Share (“EPS”)

On May 19, 2026, the Company repurchased 1,794,353 shares of the Company’s common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of $15.0 million.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In the calculations of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$3,353	$767
Dividends allocated to participating securities	(53)	(38)
Net income (loss) to common stockholders - basic	$3,300	$729
Basic weighted average common shares outstanding	23,955,243	23,524,735
Basic earnings (loss) per common share	$0.14	$0.03

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$3,353	$767
Dividends allocated to participating securities	(53)	(38)
Net income (loss) to common stockholders - diluted	$3,300	$729
Basic weighted average common shares outstanding	23,955,243	23,524,735
Net effect of dilutive equity awards	452,842	263,088
Diluted weighted average common shares outstanding	24,408,085	23,787,823
Diluted earnings (loss) per common share	$0.14	$0.03

The following table sets forth the calculation of basic and diluted earnings per share for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$(4,025)	$21,298
Dividends allocated to participating securities	(104)	(72)
Net income (loss) to common stockholders - basic	$(4,129)	$21,226
Basic weighted average common shares outstanding	24,354,079	23,460,798
Basic earnings (loss) per common share	$(0.17)	$0.90

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$(4,025)	$21,298
Dividends allocated to participating securities	(104)	(72)
Net income (loss) to common stockholders - diluted	$(4,129)	$21,226
Basic weighted average common shares outstanding	24,354,079	23,460,798
Net effect of dilutive equity awards	—	258,852
Diluted weighted average common shares outstanding	24,354,079	23,719,650
Diluted earnings (loss) per common share	$(0.17)	$0.89

The Company’s potential dilutive securities, which include restricted stock awards and performance-based restricted stock unit awards have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2026, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded 456,684 potential common share equivalents presented based on amounts outstanding, from the computation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2026 because including them would have had an anti-dilutive effect.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14.    Subsequent Events

On July 2, 2026, the Company issued AOMT 2026-3, a securitization of approximately $279.6 million scheduled unpaid principal balance backed by a pool of residential mortgage loans. The Company issued AOMT 2026-3 as the sole contributor in the securitization.

On August 4, 2026, the Company declared a dividend of $0.32 per share of common stock, to be paid on August 28, 2026 to common stockholders of record as of August 21, 2026.

On August 4, 2026, the Company and other affiliated entities issued AOMT 2026-HB1, a securitization of approximately $221.4 million scheduled unpaid principal balance backed by a pool of residential mortgage loans secured by second lien HELOCs (an open or closed end home equity revolving line of credit, secured by a mortgage, deed of trust or other instrument creating a first or junior lien on a residential property, which lien secures the related line of credit) on one‑to‑four family residential properties. The Company contributed HELOCs with a scheduled unpaid principal balance of $71.2 million to the securitization.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

During the second quarter of 2026, the U.S. Federal Reserve Bank (the “Fed”) maintained its target range for the federal funds rate at 3.50% - 3.75%, extending the neutral-to-restrictive policy stance that followed the easing cycle of late 2025. Monetary policy during the quarter remained highly data-dependent, as the Fed balanced solid economic activity and a relatively stable labor market against inflation that remained above its long-term objective. Market expectations shifted more hawkish over the course of the quarter, particularly following the June Federal Open Market Committee meeting, as updated projections reduced expectations for near-term rate cuts and increased attention on the potential for rates to remain higher for longer. Geopolitical uncertainty, including the conflict in Iran and related volatility in energy markets, continued to contribute to interest rate volatility during the quarter. Overall, while the interest rate environment remained more constructive for prospective homebuyers than the elevated levels observed in prior years, the second quarter was characterized by renewed uncertainty around the path of monetary policy and inflation. In parallel, securitization markets remained active, supported by continued investor demand, although execution levels were influenced by broader rate volatility and modest spread movements. Current expectations remain for a relatively stable, but more cautious, interest rate environment through the balance of 2026, assuming inflation moderates and economic growth remains resilient.

U.S. Treasury yields during the second quarter of 2026 reflected a more volatile and increasingly hawkish policy outlook. Short- and intermediate-term Treasury yields generally moved higher as markets repriced the likelihood of future Fed easing and incorporated the possibility that policy rates could remain elevated for a longer period. Longer-term yields also fluctuated during the quarter, influenced by inflation expectations, energy-market developments, Treasury supply, and changing views on economic growth. The yield curve flattened at points during the quarter as front-end yields responded more directly to Fed communications, while longer maturities remained sensitive to shifting inflation risk premiums and geopolitical developments.

Residential mortgage rates moved broadly in line with Treasury yields during the second quarter of 2026, with periods of volatility limiting the pace of improvement in affordability. Mortgage market activity continued to show signs of stabilization, supported by greater borrower engagement relative to the prior year, although rate sensitivity remained an important factor for loan demand and prepayment expectations. Residential mortgage rates, along with securitization spreads, remain key benchmarks for the valuation of our portfolio; as such, volatility and spread movements throughout the quarter created generally negative valuation impacts. Continued purchases of newly originated loans supported interest income growth in the second quarter, and we expect to continue to acquire newly originated loans throughout 2026, which should further support portfolio performance and securitization execution.

Our investment performance

Net Interest Margin (“NIM”). We generated $6.3 million greater interest income for the quarter ended June 30, 2026 compared to the comparable period for 2025, driven by increases in the amount of our target assets. Interest expense increased by $5.5 million for the quarter ended June 30, 2026 compared to the comparable period for 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts as well as our 9.750% Senior Notes due 2030 (“2030 Notes”) issued in May 2025. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 8%, or $0.8 million, increase in net interest income for the quarter ended June 30, 2026 compared to the comparable period for 2025.

Net realized gain. Our net realized gain for the quarter ended June 30, 2026 was primarily due to realized gains associated with our hedging activity, offset by realized losses associated with the unamortized premium of loans that paid off underlying our residential loans in securitization trust and RMBS portfolios.

Net unrealized loss. Our net unrealized loss for the quarter ended June 30, 2026 was primarily due to a decrease in the valuation of our loans in securitization trust, net of non-recourse securitization obligation and residential whole loans portfolios, as well as unrealized losses associated with our hedging activity as of the end of the quarter ended June 30, 2026.

Whole loans and securitization activity

During the quarter ended June 30, 2026, we purchased $204 million of newly-originated, current market coupon non-QM residential mortgage loans and home equity lines of credit (“HELOCs”), with a weighted average coupon of 7.34%, weighted average combined loan-to-value ratio (“CLTV”) of 70.5% and weighted average credit score of 759.

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

Subsequent to the quarter ended June 30, 2026, in July 2026, we issued AOMT 2026-3, a $279.6 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans. We issued AOMT 2026-3 as the sole contributor in the securitization. We used the proceeds to repay outstanding debt of approximately $247.4 million, and the $22.3 million of cash released was used for new loan purchases and operational purposes.

Additionally, subsequent to the quarter ended June 30, 2026, in August 2026, we and other Angel Oak affiliates participated in AOMT 2026-HB1, an approximately $221.4 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans secured by second lien HELOCs on one‑to‑four family residential properties. We contributed HELOCs with a scheduled unpaid principal balance of $71.2 million to the deal.

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.3 billion as of June 30, 2026. Highlights of whole loan financing facilities activity over the second quarter of 2026 are as follows:

•During the quarter ended June 30, 2026, we maintained the same whole loan financing facility lender base as of December 31, 2025.

•During the quarter ended June 30, 2026, we renewed our loan financing facility with Multinational Bank 1 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. This financing facility was extended through September 25, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.30% to 2.10%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.10%.

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
Distributable Earnings were a gain of $9.0 million and a gain of $2.6 million for the three months ended June 30, 2026 and 2025, respectively. The primary drivers of the difference of Distributable Earnings as compared to GAAP net income in the quarter ended June 30, 2026 were adjustments to remove unrealized losses on residential loans, residential loans in securitization trusts and non-recourse securitization obligation, and derivatives portfolios. For the quarter ended June 30, 2025, the primary driver of the difference between Distributable Earnings and GAAP net income was the adjustment to remove losses on our residential loans portfolio. For the six months ended June 30, 2026 and June 30, 2025, the primary drivers of the difference between Distributable Earnings and GAAP net income were adjustments to remove unrealized losses on residential loans and residential loans in securitization trusts and non-recourse securitization obligation, and adjustments to remove unrealized gains on residential loans in securitization trusts and non-recourse securitization obligation, respectively.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Net income (loss) allocable to common stockholders	$3,353	$767	$(4,025)	$21,298
Adjustments:
Net unrealized (gains) losses on trading securities	(638)	(4,898)	1,514	(3,866)
Net unrealized (gains) losses on derivatives	2,422	4,829	(1,281)	5,871
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	1,958	(546)	11,120	(16,204)
Net unrealized (gains) losses on residential loans	1,624	2,191	5,604	(850)
Net unrealized (gains) losses on commercial loans	(149)	—	(149)	—
Stock compensation expense	423	296	847	533
Distributable Earnings	$8,993	$2,639	$13,630	$6,782

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in thousands)
Annualized Distributable Earnings	$35,972	$10,556	$27,260	$13,564
Average total stockholders’ equity	$245,883	$248,934	$253,096	$245,612
Distributable Earnings Return on Average Equity	14.6%	4.2%	10.8%	5.5%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands except for share and per share data)
Common stockholders’ equity	$234,865	$267,523
Number of shares of common stock outstanding at period end	23,178,979	24,914,647
Book value per share of common stock	$10.13	$10.74

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$234,865	$267,523
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	48,833	48,789
Stockholders’ equity including economic book value adjustments	$283,698	$316,312

Number of shares of common stock outstanding at period end	23,178,979	24,914,647
Book value per share of common stock	$10.13	$10.74
Economic book value per share of common stock	$12.24	$12.70

Results of Operations

Three Months Ended June 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
INTEREST INCOME, NET
Interest income	$41,398	$35,094
Interest expense	30,656	25,154
NET INTEREST INCOME	$10,742	$9,940

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$1,477	$(2,499)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(5,217)	(1,576)
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(3,740)	$(4,075)

EXPENSES
Operating expenses	$1,569	$1,334
Operating expenses incurred with affiliate	555	453
Stock compensation	423	296
Securitization costs	—	1,866
Management fee incurred with affiliate	1,102	1,149
Total operating expenses	$3,649	$5,098

INCOME (LOSS) BEFORE INCOME TAXES	$3,353	$767
Income tax expense (benefit)	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$3,353	$767
Other comprehensive income (loss)	(3,304)	(491)
TOTAL COMPREHENSIVE INCOME (LOSS)	$49	$276

Net Interest Income

The following table sets forth the components of net interest income for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026		June 30, 2025
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$5,743	$337,236	$3,268	$235,691
Residential mortgage loans in securitization trusts	31,620	2,188,983	27,095	1,859,895
Commercial mortgage loans	78	4,434	114	5,204
RMBS and Majority-Owned Affiliate	3,347	112,951	3,679	148,866
CMBS	223	4,992	256	5,482
U.S. Treasury securities	—	—	23	2,500
Other interest income	387	40,555	659	53,586
Total interest income	$41,398		$35,094
Interest expense
Notes payable	3,578	272,906	2,274	176,214
Non-recourse securitization obligation, collateralized by residential mortgage loans	23,695	2,019,555	19,854	1,730,521
Repurchase facilities	835	66,135	1,154	69,522
Senior Unsecured Notes	2,548	89,366	1,872	68,223
Total interest expense	$30,656		$25,154
Net interest income	$10,742		$9,940

We generated $6.3 million greater interest income for the quarter ended June 30, 2026 compared to the comparable period for 2025, driven by increases in the amount of our target assets. Interest expense increased by $5.5 million for the quarter ended June 30, 2026 compared to the comparable period for 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts as well as our 2030 Notes issued in May 2025. Overall, the increase in our interest income outpaced the increase in interest expense and drove an 8%, or $0.8 million, increase in net interest income for the quarter ended June 30, 2026 compared to the comparable period for 2025.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended June 30, 2026 and 2025 are set forth as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(4,146)	$(1,127)
Realized gain (loss) on RMBS	513	(303)
Unrealized gain (loss) on Whole Pool Agency RMBS	841	7,830
Realized gain (loss) on CMBS	(31)	(208)
Realized gain (loss) on interest rate futures	4,295	(1,064)
Realized and unrealized gain (loss) on TBAs	(766)	(7,646)
Realized and unrealized gain (loss) on residential mortgage loans	(2,066)	(1,182)
Realized and unrealized gain (loss) on commercial mortgage loans	149	—
Realized and unrealized gain (loss) on U.S. Treasury securities	—	18
Unrealized appreciation (depreciation) on interest rate futures	(1,874)	(199)
Realized gain/(loss) on AOMT Majority Owned Affiliates (“MOA”)	(655)	(194)
Total realized and unrealized gains (losses), net	$(3,740)	$(4,075)

For the three months ended June 30, 2026 and 2025, total realized and unrealized gains and (losses), net resulted in net losses of $(3.7) million and $(4.1) million, respectively. During the three months ended June 30, 2026, the $(4.1) million of realized and unrealized loss on securitization, net of unrealized gain (loss) on non-recourse securitization obligation was the primary driver of the overall loss. This loss is substantially comprised of unrealized loss due to valuation decreases and realized loss associated with the loss of unamortized premiums in the aforementioned portfolio. This was partially offset by a realized gain on RMBS of $0.5 million, which was primarily driven by the sale of retained bonds from the AOMT 2020-3 securitization. During the three months ended June 30, 2025, the $(1.1) million of realized and unrealized loss on securitization, net of unrealized gain (loss) on non-recourse securitization obligation, the $(1.1) million of realized loss on interest rate futures, and the $(1.2) million of realized and unrealized losses on residential mortgage loans were the key drivers of the overall loss.

Expenses

Operating Expenses

For the three months ended June 30, 2026 and 2025, our operating expenses were $1.6 million and $1.3 million, respectively. Our operating expenses increased compared to the comparative period due to increases in audit and loan diligence fees associated with a larger overall balance in our target portfolio.

Operating Expenses Incurred with Affiliate

For the three months ended June 30, 2026 and 2025, our operating expenses incurred with affiliate were $0.6 million and $0.5 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, increased in the three months ended June 30, 2026 compared to the same period of 2025 due to standard annual compensation increases.

Stock Compensation

For the three months ended June 30, 2026 and 2025, our stock compensation expense was $0.4 million and $0.3 million, respectively. Our stock compensation expense increased for the three months ended June 30, 2026 due to the issuance of new performance-based stock awards after the three months ended June 30, 2025.

Securitization Costs

For the three months ended June 30, 2026, we incurred no securitization costs. In the three months ended June 30, 2025, we incurred $1.9 million of securitization costs. We did not have any securitizations in the three months ended June 30, 2026. The expense in the three months ended June 30, 2025 is due to expenses associated with the AOMT 2025-4 and AOMT 2025-6 securitizations.

Management Fee Incurred with Affiliate

For the three months ended June 30, 2026 and 2025, our management fee incurred with affiliate was $1.1 million and $1.1 million, respectively. These expenses, which were flat for the three months ended June 30, 2026 versus the comparative period, are driven by our average Equity (as defined in the Management Agreement).

Six Months Ended June 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
INTEREST INCOME, NET
Interest income	$82,092	$67,961
Interest expense	59,240	47,934
NET INTEREST INCOME	$22,852	$20,027

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$(1,244)	$(5,681)
Net unrealized gain (loss) on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	(16,808)	15,049
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(18,052)	$9,368

EXPENSES
Operating expenses	$3,225	$2,536
Operating expenses incurred with affiliate	1,120	869
Stock compensation	847	533
Securitization costs	1,402	1,866
Management fee incurred with affiliate	2,231	2,293
Total operating expenses	$8,825	$8,097

INCOME (LOSS) BEFORE INCOME TAXES	$(4,025)	$21,298
Income tax expense (benefit)	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(4,025)	$21,298
Other comprehensive income (loss)	1,094	(1,186)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,931)	$20,112

Net Interest Income

The following table sets forth the components of net interest income for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026		June 30, 2025
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$11,360	$348,934	$8,550	$245,619
Residential mortgage loans in securitization trusts	62,045	2,129,839	50,199	1,787,012
Commercial mortgage loans	180	4,757	222	5,207
RMBS and Majority Owned Affiliate	7,323	120,943	7,330	147,356
CMBS	449	4,880	524	5,597
U.S. Treasury securities	—	—	61	3,333
Other interest income	735	38,230	1,075	47,167
Total interest income	$82,092		$67,961
Interest expense
Notes payable	$6,402	277,420	$6,034	186,700
Non-recourse securitization obligation, collateralized by residential mortgage loans	46,235	1,961,652	36,697	1,666,064
Repurchase facilities	1,568	61,797	2,018	62,591
Senior Unsecured Notes	5,035	89,251	3,185	59,462
Total interest expense	$59,240		$47,934
Net interest income	$22,852		$20,027

We generated $14.1 million greater interest income in the six months ended June 30, 2026 as compared to the same period in 2025, primarily driven by increases in the amount of our target assets. Interest expense increased by $11.3 million in the six months ended June 30, 2026 as compared to the same period in 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts as well as our 2030 Notes issued in May 2025. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 14%, or $2.8 million, increase in net interest income for the six months ended June 30, 2026 compared to the comparable period for 2025.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the six months ended June 30, 2026 and 2025 are set forth as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(15,366)	$13,419
Realized gain (loss) on RMBS	282	(622)
Unrealized gain (loss) on Whole Pool Agency RMBS	(913)	5,640
Realized gain (loss) on CMBS	(64)	(264)
Realized gain (loss) on interest rate futures	4,246	(2,536)
Realized and unrealized gain (loss) on TBAs	1,046	(5,590)
Realized and unrealized gain (loss) on residential mortgage loans	(6,108)	1,754
Realized and unrealized gain (loss) on commercial mortgage loans	149	—
Unrealized appreciation (depreciation) on interest rate futures	(420)	(2,134)
Realized gain/(loss) on AOMT MOA	(904)	(299)
Total realized and unrealized gains (losses), net	$(18,052)	$9,368

For the six months ended June 30, 2026 and 2025, total realized and unrealized gains (losses), net resulted in a net loss of $(18.1) million and a net gain of $9.4 million, respectively. During the six months ended June 30, 2026, the $(15.4) million of realized and unrealized loss on securitization, net of non-recourse securitization obligation and the $(6.1) million of realized and unrealized loss on our residential mortgage loan portfolio were the primary drivers of the net loss, partially offset by $4.2 million of realized gain on interest rate futures. These losses are substantially associated with valuation decreases in the aforementioned portfolios, as well as realized losses associated with the loss of unamortized premiums in these portfolios; the offsetting gain in interest rate futures is the result of our hedging portfolio mitigating the impact of valuation changes to our residential mortgage loan portfolio. In the six months ended June 30, 2025, the $13.4 million of realized and unrealized gain on securitization, net of non-recourse securitization obligation and the $1.8 million of realized and unrealized gain on our residential mortgage loan portfolio were the primary drivers of the net gain, partially offset by $(2.1) million of realized loss on interest rate futures.

Expenses

Operating Expenses

For the six months ended June 30, 2026 and 2025, our operating expenses were $3.2 million and $2.5 million, respectively. Our operating expenses increased during the six months ended June 30, 2026 as compared to the comparative period due to increases in audit and loan diligence fees associated with a larger overall balance in our target portfolio.

Operating Expenses Incurred with Affiliate

For the six months ended June 30, 2026 and 2025, our operating expenses incurred with affiliate were $1.1 million and $0.9 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, increased versus the comparative period due to standard annual compensation increases.

Stock Compensation

For the six months ended June 30, 2026 and 2025 our stock compensation expense was $0.8 million and $0.5 million, respectively. Stock compensation expense increased for the six months ended June 30, 2026 due to the issuance of new performance based stock awards after the six months ended June 30, 2025.

Securitization Costs

Securitization costs of $1.4 million were incurred for the six months ended June 30, 2026 in connection with the AOMT 2026-2 securitization in March 2026. The $1.9 million of securitization costs in the comparable period in 2025 were incurred in connection with the AOMT 2025-4 and AOMT 2025-6 securitizations.

Management Fee Incurred with Affiliate

For the six months ended June 30, 2026 and 2025, our management fee incurred with affiliate was $2.2 million and $2.3 million, respectively. These expenses, which decreased slightly in the six months ended June 30, 2026 versus the comparative period, are driven by our average Equity (as defined in the Management Agreement).

Our Portfolio

As of June 30, 2026, our portfolio consisted of approximately $2.9 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires and earthquakes may occasionally occur. We require all of our collateral to be adequately insured.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of June 30, 2026:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$438,790	$364,599	$74,190	31.6%
Residential mortgage loans in securitization trust	2,132,720	1,968,763	163,957	69.8%
Total whole loan portfolio	$2,571,510	$2,333,362	$238,147	101.4%

Investment securities
RMBS	$308,086	$70,540	$237,546	101.1%
Total investment securities	$308,086	$70,540	$237,546	101.1%

Investments in Majority-Owned Affiliates (1)	$25,351	$—	$25,351	10.8%

Total investment portfolio	$2,904,946	$2,403,902	$501,044	213.3%
Target assets	$2,904,946	$2,403,902	$501,044	213.3%

Cash	$48,629	$—	$48,629	20.7%
Other assets and liabilities (2)	(314,808)	—	(314,808)	(134.0)%
Total	$2,638,767	$2,403,902	$234,865	100.0%

(1)     "Investments in Majority-Owned Affiliates” is held at amortized cost.

(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $255.9 million due to broker for our     quarter-end purchase of certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in Majority-Owned Affiliates, which is considered a target asset.

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

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of June 30, 2026:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$1 - $3,225	$299
Interest rate	3.87% - 13.49%	7.51%
Maturity date	9/1/2026 - 6/4/2066	July 2055
FICO score at loan origination	628 - 850	757
CLTV (1) at loan origination	7.4% - 90.0%	68.7%
DTI at loan origination	1.7% - 53.2%	32.4%
Percentage of first lien loans	N/A	82.9%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.7%

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

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of June 30, 2026:

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
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the number of loans in our residential mortgage loan portfolio as of December 31, 2025:

250
200
150
100
50
0
# of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

250
200
150
100
50
0
# of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of June 30, 2026, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of June 30, 2026:

HELOCs and Closed End Seconds, 17%
Investor Loans, 36%
Loans Made to Bank Statement Borrowers, 36%
Just Missed Prime, 11%

HELOCs & Closed End Seconds, 17%
Investor Loans, 36%
Loans Made to Bank Statement Borrowers, 36%
Full Documentation and Other Loans, 11%

NJ, 5%
NC, 4%
TX, 8%
NY, 8%
Other, 35%
FL, 15%
CA, 25%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of June 30, 2026. Numbers presented may add to more than 100% due to rounding.

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

Residential Mortgage Loans Held in Securitization Trusts

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2026:

($ in thousands)
UPB	$2,174,450
Fair Value	$2,132,720
Number of loans	5,242
Weighted average loan coupon	6.04%
Average loan amount	$417
Weighted average CLTV at loan origination and deal date	66.6%
Weighted average credit score at loan origination and deal date	748
Current 3-month constant prepayment rate (“CPR”) (1)	15.2%
Percentage of loans 90+ days delinquent (based on UPB)	2.1%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2026 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 3% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of June 30, 2026. Numbers presented may add to more than 100% due to rounding.

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of June 30, 2026, unless otherwise stated:

June 30, 2026	AOMT 2019 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations	AOMT 2025 Securitizations
	($ in thousands)
UPB of loans	$100,621	$932,409	$962,902	$528,829
Number of loans	368	1,865	2,303	3,273
Weighted average loan coupon	6.50%	5.17%	5.71%	8.82%
Average loan amount	$273	$500	$418	$162
Weighted average CLTV at loan origination and deal date	65.4%	66.4%	67.0%	67.5%
Weighted average credit score at loan origination and deal date	718	732	736	746
Current 3-month CPR (1)	6.3%	9.4%	11.6%	17.6%
90+ day delinquency (as a % of UPB)	3.6%	5.1%	3.1%	2.2%
Weighted Average 90+ Delinquency (as a % of Original Balance)	0.8%	3.9%	2.4%	1.3%
Weighted Average CLTV of 90+ Delinquent Loans (Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimate”))	48.3%	64.0%	67.4%	52.2%
Fair value of first loss piece (2)	$2,343	$11,099	$17,530	$8,475
Investment thickness (3)	12.72%	9.04%	10.92%	4.67%

During the three months ended June 30, 2026, the Company sold its investment in AOMT 2020-3 non-agency RMBS. As such, there are no remaining RMBS from AOMT 2020 securitizations.

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

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of June 30, 2026:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$14,135	$—	$14,135	$8,297	$—	$8,297	$5,838	$—	$5,838
Subordinate	34,765	—	34,765	3,165	—	3,165	31,600	—	31,600
Interest only / excess	5,159	—	5,159	—	—	—	5,159	—	5,159
Whole pool (2)	—	254,027	254,027	—	—	—	—	254,027	254,027
Retained RMBS in VIEs (3)	—	—	—	59,078	—	59,078	(59,078)	—	(59,078)
Subtotal	$54,059	$254,027	$308,086	$70,540	$—	$70,540	$(16,481)	$254,027	$237,546
Investment in Majority Owned Affiliates	$25,351	$—	$25,351	$—	$—	$—	$25,351	$—	$25,351
Total	$79,410	$254,027	$333,437	$70,540	$—	$70,540	$8,870	$254,027	$262,897

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of June 30, 2026 were purchased from a broker to whom the Company owed approximately $255.9 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $215.1 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of June 30, 2026:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$14,265	$62,229	$9,221	$126,881	$212,596
Acquisitions:
Retained bonds received in securitizations	—	—	—	—	—
Third party securities	—	—	—	255,867	255,867
Effect of principal payments / called deals / sales	—	(27,313)	(3,700)	(129,359)	(160,372)
IO and excess servicing prepayments	—	—	(183)	638	455
Discount accretion and premium amortization	45	(164)	—	—	(119)
Changes in fair value, net	(175)	13	(179)	—	(341)
Ending fair value	$14,135	$34,765	$5,159	$254,027	$308,086

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2025:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$12,735	$73,549	$12,508	$201,451	$300,243
Acquisitions:
Retained bonds received in securitizations	—	10,256	732	—	10,988
Third party securities	—	—	—	908,857	908,857
Effect of principal payments / called deals / sales	155	(25,251)	(3,347)	(915,610)	(944,053)
IO and excess servicing prepayments	—	—	(1,640)	—	(1,640)
Changes in fair value, net	362	1,033	1,048	3,167	5,610
Ending fair value	$13,252	$59,587	$9,301	$197,865	$280,005

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2026 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of June 30, 2026)

Note: No state in “Other” represents more than a 3% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of June 30, 2026. Numbers presented may add to more than 100% due to rounding.

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

Description of Existing Financing Arrangements

As of June 30, 2026, we were a party to four warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.3 billion. During the quarter ended June 30, 2026, we renewed our loan financing facility with Multinational Bank 1 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. Borrowings under warehouse loan financing lines (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.

Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of June 30, 2026, the advance rates (when required) of our four active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our four active lenders) included: (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as it relates to Global Investment Bank 3 as of such date of determination, (y) $10.0 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of June 30, 2026 was $10.0 million. We were in compliance with all covenants as of June 30, 2026.

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

Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of June 30, 2026, the termination date of the master repurchase agreement was September 25, 2026, unless terminated earlier pursuant to the terms of the master repurchase agreement.

The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread from 1.30% - 2.10% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) until two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.

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

Global Investment Bank 4 Loan Financing Facility

On October 6, 2025, the Company and one of its subsidiaries entered into a $200.0 million repurchase facility with a Global Investment Bank 4 through the execution of a Master Repurchase Agreement and Securities Contract (the “Global Investment Bank 4 Master Repurchase Agreement”). The amount expected to be advanced by Global Investment Bank 4 is generally in line with other similar agreements that the Company has entered into. Additionally, the rates, terms, events of default, and remedies for such events of default contained within the Global Investment Bank 4 Master Repurchase Agreement are generally in line with other similar agreements that the Company has entered into. The interest rate is equal to the sum of (1) a spread of 1.60%, and (2) Term SOFR. The Company is subject to various financial and other covenants, including those relating to: (1) declines in tangible net worth; (2) a maximum ratio of indebtedness to tangible net worth; and (3) minimum liquidity. The Global Investment Bank 4 Master Repurchase Agreement expires on October 6, 2027, unless terminated earlier pursuant to the terms of the Global Investment Bank 4 Master Repurchase Agreement.

The following table sets forth the details of our financing lines as of each of June 30, 2026 and December 31, 2025:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		June 30, 2026	December 31, 2025
			(in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.30% - 2.10%	$131,140	$125,091
Global Investment Bank 2 (2)	1 Month Term SOFR	1.50% - 2.60%	56,807	—
Global Investment Bank 3 (3)	Compound SOFR	1.75% - 4.75%	102,456	60,263
Global Investment Bank 4 (4)	Term SOFR	1.60%	74,196	33,403
Total			$364,599	$218,757

(1)     On June 25, 2026, this financing facility was extended through September 25, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. In addition, the interest rate pricing spread was reduced to a range from 1.30% to 2.10%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.10%.

(2)     On April 22, 2026, the Company and one of its subsidiaries amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The termination date of the loan financing facility was extended to April 21, 2028. In addition, the interest rate pricing spread was updated to a range from 1.50% to 2.60%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.40%

(3)     On September 26, 2025, the facility’s termination date was extended to September 26, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.75% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.90% to 4.75%.
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

The following table sets forth the total unused borrowing capacity of each financing line as of June 30, 2026:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$131,140	$468,860
Global Investment Bank 2	250,000	56,807	193,193
Global Investment Bank 3	200,000	102,456	97,544
Global Investment Bank 4	200,000	74,196	125,804
Total	$1,250,000	$364,599	$885,401

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

The following table sets forth certain characteristics of our short-term repurchase facilities as of June 30, 2026 and December 31, 2025:

June 30, 2026
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	(in thousands)
AOMT RMBS (1)	$70,540	4.96%	16

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	(in thousands)
AOMT RMBS (1)	$54,041	5.44%	16

(1)     A portion of repurchase debt outstanding as of both June 30, 2026 and December 31, 2025 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q3 2024	102,876	57,842	102,876
Q4 2024	50,555	53,412	51,843
Q1 2025	148,467	62,631	148,467
Q2 2025	68,062	71,980	148,467
Q3 2025	54,041	64,557	68,062
Q4 2025	54,041	54,041	54,041
Q1 2026	57,000	56,260	57,000
Q2 2026	70,540	66,135	80,000

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

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2026-2 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of June 30, 2026.

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

We derecognized the mortgage loans sold in AOMT 2025-HB2 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of June 30, 2026.

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

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of June 30, 2026.

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

We derecognized the mortgage loans sold in AOMT 2025-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of June 30, 2026.

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

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of June 30, 2026.

Notes Offerings

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 2030 Notes and $50.0 million principal amount of its 9.500% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of June 30, 2026 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	June 30, 2026	December 31, 2025	Maturity Date (2)	Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$40,991	$40,784	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	50,000	48,489	48,239	July 2029	July 2026	9.50%
	$92,500	$89,480	$89,023

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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and six months ended June 30, 2026 and June 30, 2025 ($ in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Coupon interest expense	$2,226	$1,659	$4,456	$2,847
Amortization expense	276	213	498	338
Total interest expense	$2,502	$1,872	$4,954	$3,185

At June 30, 2026 and December 31, 2025, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $2.2 million, respectively.

At June 30, 2026 and December 31, 2025, the unamortized deferred debt issuance cost was $1.1 million and $1.2 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

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

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75.0 million, of which $60.2 million remains available as of June 30, 2026, through an “at the market” equity offering program (the “ATM Program”). During the year ended December 31, 2025, the Company issued and sold 1,277,812 shares of its common stock through its ATM Program resulting in proceeds of $12.3 million, net of commissions and fees. These shares of common stock were issued in SEC - registered transactions off the Company’s shelf registration statement. The Company did not issue any shares under the ATM Program during the three and six months ended June 30, 2026.

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

Cash Availability

Cash and cash equivalents

Our cash balance as of June 30, 2026 was sufficient to meet our liquidity covenants under our financing facilities and the Senior Unsecured Notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. There was no margin collateral required as of June 30, 2026 or December 31, 2025. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash of approximately $3.4 million as of June 30, 2026 was comprised of: $2.2 million in interest rate futures margin collateral for the interest rate futures under our sole control; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of June 30, 2026.

Restricted cash of approximately $3.7 million as of December 31, 2025 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2025.

Cash Flows

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Cash flows provided by (used in) operating activities	$(225,643)	$(181,103)
Cash flows provided by (used in) investing activities	30,209	(5,769)
Cash flows provided by financing activities	202,204	188,346
Net increase in cash and restricted cash	$6,770	$1,474

The cash used in operating activities of $225.6 million for the six months ended June 30, 2026 as compared to cash used in operating activities of $181.1 million for the six months ended June 30, 2025 was primarily due to the volume of residential mortgage loans purchased from affiliates and non affiliates during the first six months of 2025, as compared to the first six months of 2026.

Investing cash flows provided $30.2 million for the six months ended June 30, 2026 as compared to cash used in investing activities of $5.8 million for the six months ended June 30, 2025, which were primarily due to the sale of investments in RMBS, available for sale during the first six months of 2026.

Financing cash flows provided $202.2 million for the six months ended June 30, 2026 as compared to $188.3 million used in the six months ended June 30, 2025, which were primarily due to the activity within net borrowings under notes payable offset by the repurchase of common stock and principal payments on non-recourse securitization obligation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	—	$—	—	$—
May 1, 2026 – May 31, 2026	1,794,353	8.36	—	$—
June 1, 2026 – June 30, 2026	—	—	—	$—
Total	1,794,353	$8.36	—	$—

(1)     On May19, 2026, the Company repurchased 1,794,353 shares of the Company’s common stock owned by Xylem Finance LLC, an affiliate of Davidson Kempner Capital Management LP, for an aggregate repurchase price of $15.0 million in a privately negotiated transaction pursuant to a stock repurchase agreement.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)
adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Fourth Amended and Restated Bylaws of the Company, effective as of February 27, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025)
10.1	+
Amendment No. 5 to the Pricing Side Letter by and among Global Investment Bank 2, AOMR TRS SPE, LLC and Angel Oak Mortgage REIT, Inc., dated April 22, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2026)

10.2
Stock Repurchase Agreement, dated May 19, 2026, between Angel Oak Mortgage REIT, Inc., Falcons I, LLC and Xylem Finance LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2026)

31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

†    Filed herewith.
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

Date: August 4, 2026	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)