Form 10-Q
period 2026-09-30
Angel Oak Mortgage REIT, Inc.
filed 2026-11-03
CIK 1766478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 23,395,874 shares of common stock, $0.01 par value per share, outstanding as of November 3, 2026.

ANGEL OAK MORTGAGE REIT, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)

	As of:
	September 30, 2026	December 31, 2025
ASSETS
Residential mortgage loans - at fair value	$303,713	$294,134
Residential mortgage loans in securitization trusts - at fair value	2,273,583	2,076,776
RMBS - at fair value	209,178	280,005
Cash and cash equivalents	49,130	41,619
Restricted cash	—	3,666
Principal and interest receivable	12,543	10,354
TBA securities and interest rate futures contracts - at fair value	5,138	240
Other assets	44,905	42,984
Total assets	$2,898,190	$2,749,778

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable	$255,027	$218,757
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts (see Note 2)	2,118,434	1,915,321
Securities sold under agreements to repurchase	65,068	54,041
Senior unsecured notes	89,708	89,023
TBA securities and interest rate futures contracts - at fair value	—	32
Due to broker	154,696	198,191
Accrued expenses	2,787	2,021
Accrued expenses payable to affiliate	634	783
Interest payable	2,043	3,423
Management fee payable to affiliate	40	663
Total liabilities	$2,688,437	$2,482,255

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value. As of September 30, 2026: 350,000,000 shares authorized, 23,395,874 shares issued and outstanding. As of December 31, 2025: 350,000,000 shares authorized, 24,914,647 shares issued and outstanding.	$232	$249
Additional paid-in capital	461,477	474,577
Accumulated other comprehensive income (loss)	(2,077)	(1,314)
Retained earnings (deficit)	(249,879)	(205,989)
Total stockholders' equity	$209,753	$267,523
Total liabilities and stockholders' equity	$2,898,190	$2,749,778

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INTEREST INCOME, NET
Interest income	$42,459	$36,659	$124,551	$104,620
Interest expense	32,223	26,479	91,464	74,414
NET INTEREST INCOME	$10,236	$10,180	$33,087	$30,206

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$1,757	$(6,557)	$513	$(12,238)
Net unrealized gain (loss) on mortgage loans, portion of debt at fair value option, derivative contracts, and trading securities	(22,619)	11,280	(39,428)	26,329
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(20,862)	$4,723	$(38,915)	$14,091

EXPENSES
Operating expenses	$2,105	$1,117	$5,331	$3,653
Operating expenses incurred with affiliate	559	510	1,678	1,379
Stock compensation	459	398	1,305	930
Securitization costs	1,833	—	3,235	1,866
Management fee incurred with affiliate	1,091	1,161	3,322	3,454
Total operating expenses	$6,047	$3,186	$14,871	$11,282

INCOME (LOSS) BEFORE INCOME TAXES	$(16,673)	$11,717	$(20,699)	$33,015
Income tax expense (benefit)	—	307	—	307
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(16,673)	$11,410	$(20,699)	$32,708
Other comprehensive income (loss)	(1,857)	3,665	(765)	2,479
TOTAL COMPREHENSIVE INCOME (LOSS)	$(18,530)	$15,075	$(21,464)	$35,187

Basic earnings (loss) per common share	$(0.72)	$0.49	$(0.87)	$1.40
Diluted earnings (loss) per common share	$(0.72)	$0.46	$(0.87)	$1.36

Weighted average number of common shares outstanding:
Basic	23,167,436	23,043,587	23,957,077	23,320,200
Diluted	23,167,436	24,560,881	23,957,077	24,014,840

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2026
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholder's equity as of June 30, 2026	$230	$460,442	$(220)	$(225,587)	$234,865
Issuance of common stock, net of expenses	2	576	—	—	578
Dividends paid on common stock	—	—	—	(7,492)	(7,492)
Dividends accrued on performance shares	—	—	—	(127)	(127)
Stock compensation	—	459	—	—	459
Unrealized gain (loss) on RMBS and CMBS	—	—	(1,857)	—	(1,857)
Net income (loss)	—	—	—	(16,673)	(16,673)
Stockholders' equity as of September 30, 2026	$232	$461,477	$(2,077)	$(249,879)	$209,753

	Three Months Ended September 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of June 30, 2025	$238	$463,580	$(4,661)	$(212,768)	$246,389
Issuance of common stock, net of expenses	11	10,176	—	—	10,187
Dividends paid on common stock	—	—	—	(7,839)	(7,839)
Dividends accrued on performance shares	—	—	—	(45)	(45)
Stock compensation	—	398	—	—	398
Unrealized gain (loss) on RMBS and CMBS	—	—	3,665	—	3,665
Net income (loss)	—	—	—	11,410	11,410
Stockholders’ equity as of September 30, 2025	$249	$474,154	$(996)	$(209,242)	$264,165

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2026
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2025	$249	$474,577	$(1,314)	$(205,989)	$267,523
Issuance of common stock, net of expenses	2	576	—	—	578
Repurchase of common stock	(19)	(14,981)	—	—	(15,000)
Dividends paid on common stock	—	—	—	(22,882)	(22,882)
Dividends accrued on performance shares	—	—	—	(309)	(309)
Stock compensation	—	1,305	—	—	1,305
Unrealized gain (loss) on RMBS and CMBS	—	—	(763)	—	(763)
Net income (loss)	—	—	—	(20,699)	(20,699)
Stockholders’ equity as of September 30, 2026	$232	$461,477	$(2,077)	$(249,879)	$209,753

	Nine Months Ended September 30, 2025
	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Stockholders’ equity as of December 31, 2024	$234	$461,057	$(3,475)	$(218,849)	$238,967
Issuance of common stock, net of expenses	15	12,167	—	—	12,182
Dividends paid on common stock	—	—	—	(22,964)	(22,964)
Dividends accrued on performance shares	—	—	—	(137)	(137)
Stock compensation	—	930	—	—	930
Unrealized gain (loss) on RMBS and CMBS	—	—	2,479	—	2,479
Net income (loss)	—	—	—	32,708	32,708
Stockholders’ equity as of September 30, 2025	$249	$474,154	$(996)	$(209,242)	$264,165
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,699)	$32,708
Adjustments to reconcile net income (loss) to net cash provided or (used in) operating activities:
Net realized (gain) loss on mortgage loans, derivative contracts, RMBS, and CMBS	(513)	12,238
Net unrealized (gain) loss on trading securities, mortgage loans, portion of debt at fair value option, and derivative contracts	39,428	(26,329)
Amortization of debt issuance costs	801	559
Net amortization of premiums and discounts on mortgage loans	3,196	2,754
Accretion of non-recourse securitized obligation discount	2,888	3,278
Amortization of RMBS premium/discount	428	—
Accretion of discount on U.S. Treasury securities	—	(61)
Stock compensation	1,305	930
Purchases of residential mortgage loans from affiliates	(270,017)	(119,776)
Purchases of residential mortgage loans from non-affiliates	(413,560)	(523,547)
Sale of residential mortgage loans	3,075	1,279
Sale of residential mortgage loans into affiliate's securitization trust	72,702	83,669
Principal payments on residential mortgage loans	22,317	29,390
Principal payments on residential mortgage loans in securitization trusts	269,686	172,156
Net change in:
TBA securities and interest rate futures contracts	9,554	(7,559)
Principal and interest receivable on residential mortgage loans	(2,189)	(6,640)
Other assets	(6,263)	(8,640)
Management fee payable to affiliate	(623)	1,174
Accrued expenses	459	(430)
Accrued expenses payable to affiliate	(149)	(223)
Income tax payable	—	(2,622)
Interest payable	(1,380)	1,238
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(289,554)	$(354,454)
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Angel Oak Mortgage REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in RMBS, available for sale	$(3,553)	$(8,352)
Purchases of investments in RMBS, trading	(583,417)	(758,316)
Sale of investments in RMBS, available for sale	28,483	27,726
Sale of investments in RMBS, trading	582,077	759,306
Purchase of investments in U.S. Treasury securities	—	(74,939)
Principal payments on RMBS and CMBS securities	—	448
Maturities of U.S. Treasury securities	—	75,000
Principal payments on commercial mortgage loans	1,130	12
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$24,720	$20,885

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of common stock, net of expenses	$578	$12,182
Dividends paid to common stockholders	(22,882)	(22,964)
Principal payments on non-recourse securitization obligation	(269,896)	(172,156)
Cash paid for debt issuance costs	—	(666)
Proceeds from securitization	528,582	269,915
Net proceeds from (payments on) securities sold under agreements to repurchase	11,027	3,486
Net proceeds from (payments on) notes payable	36,270	213,149
Net proceeds from issuance of senior notes	—	41,161
Repurchase of common stock	(15,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$268,679	$344,107

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$3,845	$10,538
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	45,285	42,893
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$49,130	$53,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$89,066	$60,104

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

The retained beneficial interest in VIEs for which the Company is the primary beneficiary is the subordinated tranches of the securitization and further interests in additional interest‑only tranches. The following table summarizes the key details of the Company’s loan securitization transactions for which the Company is the primary beneficiary currently outstanding as of September 30, 2026 and December 31, 2025:

As of:	September 30, 2026	December 31, 2025
	($ in thousands)
Aggregate unpaid principal balance of residential whole loans sold	$2,372,539	$2,090,583
Fair value adjustment for residential mortgage loans in securitization trusts	(98,956)	(13,807)
Residential mortgage loans in securitization trusts, at fair value	$2,273,583	$2,076,776

Outstanding amount of Non-recourse securitization obligation, at amortized cost	$2,176,964	$1,915,389
Fair value adjustment for the portion of Non-recourse securitization obligation, at fair value option	(58,530)	(68)
Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts	$2,118,434	$1,915,321
Weighted average rate for Non-recourse securitization obligation issued	4.58%	4.25%

For the period ended:	September 30, 2026	December 31, 2025
	(in thousands)
Aggregate unpaid principal balance of residential whole loans sold, at deal date	$3,437,477	$2,885,625
Face amount of Non-recourse securitization obligation issued by the VIE and purchased by third-party investors, at deal date	$3,254,256	$2,725,486
Face amount of Senior Support Certificates received by the Company, at deal date	$183,221	$160,139
Cash received, at deal date	$366,270	$320,116

During the three months ended September 30, 2026, the Company and its affiliates issued and sold bonds with a face value of $270.1 million to third-party investors for proceeds of $271.2 million, before offering costs and accrued interest. For the nine months ended September 30, 2026, the Company and its affiliates issued and sold bonds with a face value of $528.8 million to third-party investors for proceeds of $531.0 million, before offering costs and accrued interest. The sold bonds are included in “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, as a result of the transactions described above, securitized loans with outstanding principal balance of approximately $2.4 billion and $2.1 billion are included in “Residential mortgage loans in securitization trusts - at fair value” on the Company’s condensed consolidated balance sheets, respectively. As of September 30, 2026 and December 31, 2025, the aggregate carrying value of bonds issued by consolidated VIEs was $2.1 billion and $1.9 billion, respectively. These bonds issued are disclosed as “Non-recourse securitization obligation, collateralized by residential mortgage loans in securitization trusts” on the Company’s condensed consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE. In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

VIEs for Which the Company is Not the Primary Beneficiary

The Company sponsored or participated along with other affiliates and entities managed by Angel Oak Capital in the formation of various entities that were considered to be VIEs. These VIEs were formed to facilitate securitization issuances that were comprised of secured residential whole loans, home equity lines of credit, and/or small balance commercial loans contributed to securitization trusts.

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

The securities received in the securitization transactions for which the Company is not the primary beneficiary are either classified as “available for sale” upon receipt and are included in “RMBS - at fair value”, or are classified as “Other assets” and held at amortized cost on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, and details on the accounting treatment and fair value methodology of the securities can be found in Note 8 — Fair Value Measurements. See also Note 4 — Investment Securities, for the fair value of Angel Oak Mortgage Trust (“AOMT”) securities held by the Company, and Note 12 — Other Assets, for investments in majority-owned affiliates (“MOAs”), as of September 30, 2026 and December 31, 2025 that were retained by the Company as a result of these securitization transactions.

3.    Residential Mortgage Loans

Residential mortgage loans are measured at fair value. The following table sets forth the cost, unpaid principal balance, net premium on mortgage loans purchased, fair value, weighted average interest rate, and weighted average remaining contractual maturity of the Company’s residential mortgage loan portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	($ in thousands)
Cost	$311,141	$291,089

Unpaid principal balance	$302,969	$282,348
Net premium on mortgage loans purchased	8,172	8,742
Change in fair value	(7,428)	3,044
Fair value	$303,713	$294,134

Weighted average interest rate	7.37%	7.38%

Weighted average remaining contractual maturity (years)	29.1	29.5

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth data regarding the number of consumer mortgage loans secured by residential real property which are 90 or more days past due and those in formal foreclosure proceedings, and the recorded investment, unpaid principal balance and fair value of such loans as of September 30, 2026 and December 31, 2025:

As of:	September 30, 2026	December 31, 2025
	($ in thousands)
Number of mortgage loans 90 or more days past due	—	—
Recorded investment in mortgage loans 90 or more days past due	$—	$—
Unpaid principal balance of loans 90 or more days past due	$—	$—

Number of mortgage loans in foreclosure	1	1
Recorded investment in mortgage loans in foreclosure	$1,166	$1,166
Unpaid principal balance of loans in foreclosure	$1,113	$1,113
Fair value of mortgage loans in foreclosure	$907	$993

4.    Investment Securities

As of September 30, 2026 and December 31, 2025, Investment Securities were comprised of non‑agency RMBS and Freddie Mac and Fannie Mae “whole pool agency RMBS” (together, “RMBS”).

The following table sets forth a summary of RMBS at cost as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
AOMT RMBS	$57,058	$82,705
Whole Pool Agency RMBS	$154,696	$198,191

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth certain information about the Company’s investments in RMBS at fair value as of September 30, 2026:

September 30, 2026	Real Estate Securities at Fair Value	Securities Sold Under Agreements to Repurchase	Allocated Capital
	(in thousands)
AOMT RMBS (1)
Mezzanine	$13,127	$(8,297)	$4,830
Subordinate	37,177	(3,748)	33,429
Interest Only/Excess	5,006	—	5,006
Retained RMBS in VIEs (2)	—	(53,023)	(53,023)
Total AOMT RMBS	$55,310	$(65,068)	$(9,758)
Whole Pool Agency RMBS (3)
Fannie Mae	$59,800	$—	$59,800
Freddie Mac	94,068	—	94,068
Total Whole Pool Agency RMBS	$153,868	$—	$153,868
Total RMBS	$209,178	$(65,068)	$144,110

(1)     AOMT RMBS held as of September 30, 2026 included both retained tranches of AOMT securitizations in which the Company participated and additional AOMT securities purchased in secondary market transactions.

(2)    A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $220.1 million, are included in residential mortgage loans in securitization trusts - at fair value, within the condensed consolidated balance sheets.

(3)     The whole pool RMBS presented as of September 30, 2026 were purchased from a broker to whom the Company owes approximately $154.7 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker.

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

5.    Financing

Loan Financing Facilities

The Company has the ability to finance residential whole loans and lines of credit and commercial whole loans, utilizing lines of credit (notes payable) from various counterparties, as further described below. Outstanding borrowings bear interest at floating rates depending on the lending counterparty, the collateral pledged, and the rate in effect for each interest period, as the same may change from time to time at the end of each interest period. Some loans include upfront fees, exit or withdrawal fees, covenants and concentration limits on types of collateral pledged, many of which vary based on the counterparty. Occasionally, a lender may require certain margin collateral to be posted on a warehouse line of credit. There was no margin collateral required as of September 30, 2026 or December 31, 2025.

The following table sets forth the details of the Company’s financing arrangements as of September 30, 2026 and December 31, 2025 ($ in thousands):

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026					December 31, 2025
	Current Face	Carrying Value	Stated Maturity	Based/Fixed Interest Rate (5)	Interest Rate Pricing Spread	Carrying Value
Notes payable
Multinational Bank 1 (1)	$123,086	$123,086	December 2026	Average Daily SOFR	1.20% - 2.10%	$125,091
Global Investment Bank 2 (2)	37,512	37,512	April 2028	1 Month Term SOFR	1.50% - 2.60%	—
Global Investment Bank 3 (3)	43,507	43,507	September 2027	Compound SOFR	1.35% - 4.75%	60,263
Global Investment Bank 4 (4)	50,922	50,922	October 2027	Term SOFR	1.60%	33,403
Total Notes Payable Financing	$255,027	$255,027				$218,757

Non-recourse securitization obligation, at fair value	$2,176,964	$2,118,434	N/A	4.58%		$1,915,321

Securities sold under agreements to repurchase	$65,068	$65,068	October 2026	5.06%		$54,041

Senior Unsecured Notes
June 2030 Senior Unsecured Notes	$42,500	$41,094	June 2030	9.75%		$40,784
July 2029 Senior Unsecured Notes	50,000	48,614	July 2029	9.50%		48,239
Total Senior Unsecured Notes	$92,500	$89,708				$89,023

Total Financing	$2,589,559	$2,528,237				$2,277,142

(1)     On September 25, 2026, this financing facility was extended through December 28, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. In addition, the interest rate pricing spread was reduced to a range from 1.20% to 2.10%; prior to this extension, the interest rate pricing spread was a range from 1.30% to 2.10%.

(2)     On April 22, 2026, the Company and one of its subsidiaries amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The termination date of the loan financing facility was extended to April 21, 2028. In addition, the interest rate pricing spread was updated to a range from 1.50% to 2.60%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.40%.

(3)     On September 25, 2026, the facility’s termination date was extended to September 25, 2027. In addition, the interest rate pricing spread was reduced to a range from 1.35% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.75% to 4.75%.

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

(5)    The interest rate reported for securities sold under agreements to repurchase is calculated as a weighted average.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Notes Payable

The following table sets forth the total unused borrowing capacity of each financing line as of September 30, 2026:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$123,086	$476,914
Global Investment Bank 2	250,000	37,512	212,488
Global Investment Bank 3	200,000	43,507	156,493
Global Investment Bank 4	200,000	50,922	149,078
Total	$1,250,000	$255,027	$994,973

Although available financing is uncommitted for each of these lines of credit, the Company’s unused borrowing capacity is available if it has eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements.

Senior Unsecured Notes

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 9.750% Senior Notes due June 2030 (the “2030 Notes”) and $50.0 million principal amount of its 9.500% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of September 30, 2026 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	September 30, 2026	December 31, 2025	Maturity Date (2)	Optional Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$41,094	$40,784	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	50,000	48,614	48,239	July 2029	July 2026	9.50%
	$92,500	$89,708	$89,023

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The table below details the total interest expense incurred on the Senior Unsecured Notes during the three and nine months ended September 30, 2026 and September 30, 2025 ($ in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Coupon interest expense	$2,226	$2,223	$6,682	$5,070
Amortization expense	276	221	774	559
Total interest expense	$2,502	$2,444	$7,456	$5,629

At September 30, 2026 and December 31, 2025, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $2.2 million, respectively.

At September 30, 2026 and December 31, 2025, the unamortized deferred debt issuance cost was $1.0 million and $1.2 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

Securities Sold Under Agreements to Repurchase

Transactions involving securities sold under agreements to repurchase are treated as collateralized financial transactions, and are recorded at their contracted repurchase amounts. Margin (if required) for securities sold under agreements to repurchase represents margin collateral amounts held to ensure that the Company has sufficient coverage for securities sold under agreements to repurchase in case of adverse price changes. Restricted cash of margin collateral for securities sold under agreements to repurchase was $0 and $1.2 million as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements as of September 30, 2026 and December 31, 2025:

September 30, 2026
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$65,068	5.06%	16

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
AOMT RMBS (1)	$54,041	5.44%	16

(1)      A portion of repurchase debt outstanding as of both September 30, 2026 and December 31, 2025 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). See Note 4 — Investment Securities.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the lenders retain the right to mark the underlying collateral at fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.    Due to Broker

The “Due to broker” account on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, in the amounts of $154.7 million and $198.2 million relates to the purchase of Whole Pool Agency RMBS at quarter-end in the third and fourth quarters of 2026 and 2025, respectively. Purchases are accounted for on a trade date basis, and, at times, there may be a timing difference between accounting periods for the trade date and the settlement date of a trade. The trade dates of these purchases were prior to the applicable quarter-end dates. These trades settled during October 2026 and January 2026, respectively, at which time these assets were simultaneously sold.

The purchase transactions of these Whole Pool Agency RMBS are excluded from the condensed consolidated statements of cash flows until settled as they are noncash transactions.

7.    Derivative Financial Instruments

In the normal course of business, the Company enters into derivative financial instruments to manage its exposure to market risk, including interest rate risk and prepayment risk on its whole loan investments. The derivatives in which the Company invests, and the market risk that the economic hedge is intended to mitigate are further discussed below. Derivative instruments as of September 30, 2026 and December 31, 2025 included interest rate futures contracts. Restricted cash relating to interest rate futures margin collateral in interest rate futures accounts as of September 30, 2026 and December 31, 2025 included $0.0 million and $2.5 million, respectively.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the derivative instruments presented on the condensed consolidated balance sheets and notional amounts as of September 30, 2026 and December 31, 2025:

					Notional Amounts
As of:	Derivatives Not Designated as Hedging Instruments	Number of Contracts	Assets	Liabilities	Long Exposure	Short Exposure
			(in thousands)
September 30, 2026	Interest rate futures	4,266	$4,196	$—	$—	$426,600
September 30, 2026	TBAs	N/A	$942	$—	$—	$176,600

December 31, 2025	Interest rate futures	3,143	$—	$32	$—	$314,300
December 31, 2025	TBAs	N/A	$240	$—	$—	$198,600

The gains and losses arising from these derivative instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and September 30, 2025 are set forth as follows:

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Three Months Ended September 30, 2026	Interest rate futures	$3,997	$4,647
Three Months Ended September 30, 2026	TBAs	$1,966	$(999)

Three Months Ended September 30, 2025	Interest rate futures	$(3,100)	$3,091
Three Months Ended September 30, 2025	TBAs	$(70)	$1,899

	Derivatives Not Designated as Hedging Instruments	Net Realized Gains (Losses) on Derivative Instruments	Net Change in Unrealized Appreciation (Depreciation) on Derivative Instruments
		(in thousands)
Nine Months Ended September 30, 2026	Interest rate futures	$8,243	$4,227
Nine Months Ended September 30, 2026	TBAs	$1,311	$703

Nine Months Ended September 30, 2025	Interest rate futures	$(5,636)	$957
Nine Months Ended September 30, 2025	TBAs	$(1,924)	$(1,837)

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2026, our valuation policy and processes had not changed from those described in our consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K. Included in Note 9 — Fair Value Measurements to the Consolidated Financial Statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K is a detailed description of our other financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets, at fair value
Residential mortgage loans	$—	$302,806	$907	$303,713
Residential mortgage loans in securitization trusts	—	2,231,301	42,282	2,273,583
Investments in securities
AOMT RMBS (1)	—	55,310	—	55,310
Whole Pool Agency RMBS	—	153,868	—	153,868
Other Assets, at fair value (2)	—	9,138	—	9,138
Unrealized appreciation on futures contracts	4,196	—	—	4,196
Unrealized appreciation on TBAs	942	—	—	942
Total assets, at fair value	$5,138	$2,752,423	$43,189	$2,800,750

Liabilities, at fair value
Non-recourse securitization obligation, collateralized by residential mortgage loans (3)	$—	$1,812,005	$—	$1,812,005
Total liabilities, at fair value	$—	$1,812,005	$—	$1,812,005

(1)     AOMT RMBS held as of September 30, 2026 included both retained tranches of AOMT securitizations in which the Company participated, additional AOMT securities purchased in secondary market transactions, and other RMBS purchased in secondary market transactions.

(2)     Includes Commercial Loans and AOMT CMBS assets. All AOMT CMBS held as of September 30, 2026 was comprised of a small-balance commercial loan securitization issuance in which the Company participated.

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

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of September 30, 2026:

			Input Values
Asset	Fair Value	Unobservable Input	Range	Average
	(in thousands)
Residential mortgage loans, at fair value	$907	Prepayment rate (annual CPR)	—% - —%	—%
		Default rate	—% - —%	—%
		Loss severity	0.12% - 0.12%	0.12%
		Expected remaining life	2.7 years	2.7 years

Residential mortgage loans in securitization trust, at fair value	$42,282	Prepayment rate (annual CPR)	3.69% - 27.38%	9.56%
		Default rate	0.74% - 38.01%	18.07%
		Loss severity	(25.00)% - 49.49%	(2.67)%
		Expected remaining life	0.7 years - 10.25 years	3.2 years

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

As of September 30, 2026, the total amortized cost basis and fair value of our non-recourse securitization obligations was $2.20 billion and $2.06 billion, respectively, a difference of approximately $144.0 million (we have elected to hold our non-recourse securitization obligations at fair value, with the exception of AOMT 2021-7 and AOMT 2021-4, which are carried at amortized cost, as the fair value option was not elected at the time of the creation of these obligations). The difference between the amortized cost and fair value solely attributable to AOMT 2021-4 and 2021-7 is approximately $58.1 million less than the amortized cost. The difference between the amortized cost basis value and the fair value is derived from the difference between the period-end market pricing of the underlying bonds, as referred to above, and the amortized cost of the obligation. The fair value of the non-recourse securitization debt is not indicative of the amounts at which we could settle this debt.

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
The amortized cost and fair value of this investment as of September 30, 2026 was approximately $29.4 million and $23.4 million, respectively. The amortized cost and fair value of these investments as of December 31, 2025 was approximately $25.5 million and $20.5 million, respectively.

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

The following table sets forth certain financial information pertaining to whole loan activity purchased from affiliates during the period and year ended as of September 30, 2026 and December 31, 2025, respectively:

As of and for the Year-to-Date/Year Ended:	Amount of Loans Purchased from Affiliates during the Year-to-Date/Year Ended (in thousands)	Number of Loans Purchased from Affiliates during the Year-to-Date/Year Ended	Number of Loans Purchased from Affiliates, Owned and Held as of Year-to-Date/Year Ended (1):
September 30, 2026	$270,017	408	276

December 31, 2025	$164,888	364	120

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

Operating Expense Reimbursements

The Company is also required to pay the Manager reimbursements for certain general and administrative expenses pursuant to the Management Agreement. Accrued expenses payable to affiliate and operating expenses incurred with affiliate are substantially comprised of payroll reimbursements and loan sourcing fees.

10.    Commitments and Contingencies

The Company, from time to time, may be party to litigation relating to claims arising in the normal course of business. As of September 30, 2026, the Company was not aware of any legal claims that could materially impact its financial condition. As of September 30, 2026, the Company had no unfunded commitments.

The Company has entered into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. As of September 30, 2026 the Company had total purchase commitments of $73.7 million related to both Angel Oak Mortgage Lending and third parties. These commitments represent off-balance sheet risk where the Company may be required to extend credit. As of December 31, 2025, the Company had total purchase commitments of $179.1 million related to both Angel Oak Mortgage Lending and third parties.

11.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the net unrealized gain/(loss) on available-for-sale (“AFS”) securities for the three and nine months ended September 30, 2026 and 2025, which is the sole component of the changes in the Company’s Accumulated Other Comprehensive Income/(Loss) (“AOCI”) for the three and nine months ended September 30, 2026 and 2025:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	(in thousands)
AOCI balance, beginning of period	$(220)	$(4,661)
Net unrealized gain/(loss) on AFS securities	(1,857)	3,665
AOCI balance, end of period	$(2,077)	$(996)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in thousands)
AOCI balance, beginning of period	$(1,314)	$(3,475)
Net unrealized gain/(loss) on AFS securities	(763)	2,479
AOCI balance, end of period	$(2,077)	$(996)

12.    Other Assets

The following table sets forth the detail of other assets included in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	($ in thousands)
Investments in Majority-Owned Affiliates	$29,417	$25,474
Commercial Mortgage Loans, at fair value	4,208	5,189
CMBS, at fair value	4,930	4,703
Deferred tax asset	3,274	3,274
Prepaid expenses	2,300	1,553
Loans held for sale	—	1,897
Other	776	894
Total other assets	$44,905	$42,984

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

Commercial Mortgage Loans

Commercial mortgage loans are measured at fair value. As of September 30, 2026 and December 31, 2025, the cost and unpaid principal balance of the assets were $4.4 million and $5.5 million, with a fair value of $4.2 million and $5.2 million, respectively. The weighted average interest rate was 6.31% with a weighted average maturity of 10 years, as of September 30, 2026. There were no commercial mortgage loans more than ninety (90) days past due or in foreclosure as of September 30, 2026 or December 31, 2025.

Commercial Mortgage Backed Securities

CMBS are held at fair value. As of September 30, 2026 and December 31, 2025, the cost of these assets were $5.3 million and $5.4 million, with a fair value of $4.9 million and $4.7 million, respectively. There was no repurchase debt held against these assets at September 30, 2026 or December 31, 2025.

13.    Equity and Earnings per Share (“EPS”)

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the three and nine-months ended September 30, 2026, the Company issued and sold 46,213 shares of its common stock through its at-the-market equity offering program (the “ATM Program”) resulting in proceeds of $0.4 million, net of commissions and fees. These shares of common stock were issued in SEC registered transactions off the Company’s shelf registration statement. Per the terms of our ATM Program, we may offer and sell shares of our common stock having an aggregate gross proceeds of up to $75.0 million from time to time, of which $60.2 million is available.

In the calculations of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025, the Company included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$(16,673)	$11,410
Dividends allocated to participating securities	(66)	(50)
Net income (loss) to common stockholders - basic	$(16,739)	$11,360
Basic weighted average common shares outstanding	23,167,436	23,043,587
Basic earnings (loss) per common share	$(0.72)	$0.49

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$(16,673)	$11,410
Dividends allocated to participating securities	(66)	(50)
Net income (loss) to common stockholders - diluted	$(16,739)	$11,360
Basic weighted average common shares outstanding	23,167,436	23,043,587
Net effect of dilutive equity awards	—	1,517,294
Diluted weighted average common shares outstanding	23,167,436	24,560,881
Diluted earnings (loss) per common share	$(0.72)	$0.46

The following table sets forth the calculation of basic and diluted earnings per share for the nine months ended September 30, 2026 and 2025:

Angel Oak Mortgage REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026	September 30, 2025
	(in thousands, except share and per share data)
Basic Earnings (Loss) per Common Share:
Net income (loss) to common stockholders	$(20,699)	$32,708
Dividends allocated to participating securities	(170)	(89)
Net income (loss) to common stockholders - basic	$(20,869)	$32,619
Basic weighted average common shares outstanding	23,957,077	23,320,200
Basic earnings (loss) per common share	$(0.87)	$1.40

Diluted Earnings (Loss) per Common Share:
Net income (loss) to common stockholders - basic	$(20,699)	$32,708
Dividends allocated to participating securities	(170)	(89)
Net income (loss) to common stockholders - diluted	$(20,869)	$32,619
Basic weighted average common shares outstanding	23,957,077	23,320,200
Net effect of dilutive equity awards	—	694,640
Diluted weighted average common shares outstanding	23,957,077	24,014,840
Diluted earnings (loss) per common share	$(0.87)	$1.36

The Company’s potential dilutive securities, which include restricted stock awards and performance-based restricted stock unit awards have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded 692,357 potential common share equivalents presented based on amounts outstanding, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026, because including them would have had an anti-dilutive effect.

14.    Subsequent Events

On October 29, 2026, the Company issued AOMT 2026-6, a securitization of approximately $250.6 million scheduled unpaid principal balance backed by a pool of residential mortgage loans. The Company issued AOMT 2026-6 as the sole contributor in the securitization.

On November 3, 2026, the Company declared a dividend of $0.32 per share of common stock, to be paid on November 30, 2026 to common stockholders of record as of November 23, 2026.

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

Trends and Recent Developments

Overall macroeconomic environment and its effect on us

During the third quarter of 2026, the U.S. Federal Reserve Bank (the "Fed") shifted to a more hawkish monetary policy stance, raising the target range for the federal funds rate by 25 basis points in September to 3.75% - 4.00%, marking the first increase since 2023. The rate increase reflected continued concerns regarding inflationary pressures despite generally resilient economic growth and labor market conditions. Throughout the quarter, market expectations for monetary policy evolved as investors reassessed the likelihood that interest rates would remain elevated for a longer period than previously anticipated. As a result, fixed income markets experienced periods of increased volatility, with Treasury yields and mortgage rates responding to changing policy expectations, inflation data and broader macroeconomic developments. Despite these challenges, securitization markets remained active during the quarter, supported by continued investor demand and issuance activity, although asset prices and yields were influenced by interest rate volatility and spread movements. The macroeconomic environment during the quarter had a meaningful impact on mortgage asset valuations and whole loan financing costs across our portfolio as rates across the yield curve increased during the quarter.

U.S. Treasury yields and mortgage-related spreads remained sensitive to changing monetary policy expectations throughout the quarter. Following the Fed's September rate increase, market sentiment reflected a continued hawkish outlook, with market participants generally anticipating the possibility of additional monetary policy tightening before year end. In addition to monetary policy developments, Treasury yields were affected by geopolitical uncertainty, volatility in energy markets and ongoing Treasury issuance, each of which contributed to fluctuations in benchmark interest rates and broader fixed income market volatility. These factors, together with evolving inflation and economic growth expectations, contributed to continued volatility in mortgage rates, mortgage-related spreads and residential mortgage asset pricing during the quarter. Investor demand for residential mortgage credit remained an important driver of securitization spreads and asset valuations.

Residential mortgage rates, mortgage-related spreads and the cost to finance and securitize loans remain key drivers of the valuation and performance of our portfolio. Changes in interest rate expectations and spread levels during the quarter contributed to fluctuations in asset pricing across residential whole loans and loans held within securitization trusts. In addition, mortgage rates continued to influence borrower demand, refinancing activity and prepayment expectations. However, continued purchases of newly originated loans and ongoing securitization activity supported our portfolio’s growth during the quarter as compared to the comparable period for 2025, and we expect future movements in mortgage rates, spread levels and capital markets conditions to remain important factors affecting portfolio performance and securitization execution going forward.

Our investment performance

Net Interest Margin (“NIM”). We generated $5.8 million greater interest income for the quarter ended September 30, 2026 compared to the comparable period for 2025, driven by increases in the amount of our target assets. Interest expense increased by $5.7 million for the quarter ended September 30, 2026 compared to the comparable period for 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts, and the overall rates we pay when financing purchases which increased during the quarter as SOFR and other rates that our financing is tied to increased. These increases in borrowing costs were partially offset by lower spreads on newly extended loan financing facilities. Overall, the increase in our interest income outpaced the increase in interest expense and resulted in a small increase in net interest income for the quarter ended September 30, 2026 as compared to the comparable period for 2025.

Net realized gain. Our net realized gain for the quarter ended September 30, 2026 was primarily due to realized gains associated with our hedging activity, offset by realized losses associated with the unamortized premium of loans that paid off underlying our residential loans in securitization trust and RMBS portfolios.

Net unrealized loss. Our net unrealized loss for the quarter ended September 30, 2026 was primarily due to a decrease in the valuation our loans in securitization trust, net of non-recourse securitization obligation and residential whole loans portfolios, offset by gains in the hedging portfolios as of the end of the quarter ended September 30, 2026.

Whole loans and securitization activity

During the quarter ended September 30, 2026, we purchased $233 million of newly-originated, current market coupon non-QM residential mortgage loans and home equity lines of credit (“HELOCs”), with a weighted average coupon of 7.29%, weighted average combined loan-to-value ratio (“CLTV”) of 69.8% and weighted average credit score of 758.

In August 2026, we and other Angel Oak affiliates participated in AOMT 2026-HB1, an approximately $221.4 million scheduled unpaid principal balance securitization backed by a pool of residential mortgage loans secured by second lien HELOCs on one‑to‑four family residential properties. We contributed HELOCs with a scheduled unpaid principal balance of $71.4 million to the deal. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $53.0 million and released cash of $13.5 million, which was used for new loan purchases and operational purposes.

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

Whole loan financing facilities activity

We continuously evaluate our lender base and may enter into new agreements and / or exit agreements as we deem prudent, in accordance with our core financial strategy of purchasing whole loans and financing them until securitized. See “Liquidity and Capital Resources” below for a full description of our financing arrangements. Our total borrowing capacity was $1.3 billion as of September 30, 2026. Highlights of whole loan financing facilities activity over the third quarter of 2026 are as follows:

•During the quarter ended September 30, 2026, we maintained the same whole loan financing facility lender base as of December 31, 2025.

•During the quarter ended September 30, 2026, we renewed our loan financing facility with Multinational Bank 1 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. This financing facility was extended through December 28, 2026. In addition, the interest rate pricing spread was reduced to a range from 1.20% to 2.10%; prior to this extension, the interest rate pricing spread was a range from 1.30% to 2.10%.

•During the quarter ended September 30, 2026, we extended our loan financing facility with Global Investment Bank 3 to September 25, 2027. In addition, the interest rate pricing spread was reduced to a range from 1.35% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.75% to 4.75%.

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
Distributable Earnings was $6.4 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. The primary drivers of the difference of Distributable Earnings as compared to GAAP net income in the quarter ended September 30, 2026 were adjustments to remove unrealized losses on residential loans, residential loans in securitization trusts and non-recourse securitization obligation, and derivatives portfolios. For the quarter ended September 30, 2025, the primary driver of the difference between Distributable Earnings and GAAP net income was the adjustment to remove unrealized losses on our residential loans portfolio. For the nine months ended September 30, 2026 and September 30, 2025, the primary drivers of the difference between Distributable Earnings and GAAP net income were adjustments to remove unrealized losses on residential loans and residential loans in securitization trusts and non-recourse securitization obligation, and adjustments to remove unrealized gains on residential loans in securitization trusts and non-recourse securitization obligation, respectively.

The table below sets forth a reconciliation of net income (loss) allocable to common stockholders, calculated in accordance with GAAP, to Distributable Earnings for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Net income (loss) allocable to common stockholders	$(16,673)	$11,410	$(20,699)	$32,708
Adjustments:
Net unrealized (gains) losses on trading securities	(1,012)	2,005	502	(1,861)
Net unrealized (gains) losses on derivatives	(3,649)	(4,990)	(4,929)	881
Net unrealized (gains) losses on residential loans in securitization trusts and non-recourse securitization obligation	22,411	(3,995)	33,531	(20,199)
Net unrealized (gains) losses on residential loans	4,869	(4,299)	10,472	(5,149)
Net unrealized (gains) losses on commercial loans	—	—	(149)	—
Stock compensation expense	459	398	1,305	930
Distributable Earnings	$6,405	$529	$20,033	$7,310

Distributable Earnings Return on Average Equity

Distributable Earnings Return on Average Equity is a non-GAAP measure and is defined as annual or annualized Distributable Earnings divided by average total stockholders’ equity. We believe that the presentation of Distributable Earnings Return on Average Equity provides investors with a useful measure to facilitate comparisons of financial performance among our REIT peers, but has important limitations. Additionally, we believe Distributable Earnings Return on Average Equity provides investors with additional detail on the Distributable Earnings generated by our invested equity capital. We believe Distributable Earnings Return on Average Equity as described above helps evaluate our financial performance without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, Distributable Earnings Return on Average Equity should not be viewed in isolation and is not a substitute for net income computed in accordance with GAAP. Our methodology for calculating Distributable Earnings Return on Average Equity may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Distributable Earnings Return on Average Equity may not be comparable to similar measures presented by other REITs. Set forth below is our computation of Distributable Earnings Return on Average Equity for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in thousands)
Annualized Distributable Earnings	$25,620	$2,116	$26,711	$9,747
Average total stockholders’ equity	$222,309	$255,276	$233,840	$250,250
Distributable Earnings Return on Average Equity	11.5%	0.8%	11.4%	3.9%

Book Value per Share of Common Stock

The following table sets forth the calculation of our book value per share of common stock as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands except for share and per share data)
Common stockholders’ equity	$209,753	$267,523
Number of shares of common stock outstanding at period end	23,395,874	24,914,647
Book value per share of common stock	$8.97	$10.74

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

The following table sets forth a reconciliation from GAAP total stockholders’ equity and book value per share of common stock to economic book value and economic book value per share of common stock as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands except for share and per share data)
GAAP total stockholders’ equity	$209,753	$267,523
Adjustments:
Fair value adjustment for securitized debt held at amortized cost	58,111	48,789
Stockholders’ equity including economic book value adjustments	$267,864	$316,312

Number of shares of common stock outstanding at period end	23,395,874	24,914,647
Book value per share of common stock	$8.97	$10.74
Economic book value per share of common stock	$11.45	$12.70

Results of Operations

Three Months Ended September 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
INTEREST INCOME, NET
Interest income	$42,459	$36,659
Interest expense	32,223	26,479
NET INTEREST INCOME	$10,236	$10,180

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$1,757	$(6,557)
Net unrealized gain (loss) on mortgage loans, portion of debt at fair value option, derivative contracts and trading securities	(22,619)	11,280
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(20,862)	$4,723

EXPENSES
Operating expenses	$2,105	$1,117
Operating expenses incurred with affiliate	559	510
Stock compensation	459	398
Securitization costs	1,833	—
Management fee incurred with affiliate	1,091	1,161
Total operating expenses	$6,047	$3,186

INCOME (LOSS) BEFORE INCOME TAXES	$(16,673)	$11,717
Income tax expense (benefit)	—	307
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(16,673)	$11,410
Other comprehensive income (loss)	(1,857)	3,665
TOTAL COMPREHENSIVE INCOME (LOSS)	$(18,530)	$15,075

Net Interest Income

The following table sets forth the components of net interest income for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026		September 30, 2025
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$3,645	$299,097	$5,693	$318,069
Residential mortgage loans in securitization trusts	34,945	2,280,747	26,501	1,882,129
Commercial mortgage loans	59	4,210	104	5,199
RMBS and Majority-Owned Affiliate	3,071	102,371	3,692	139,447
CMBS	217	4,955	237	5,120
Other interest income	522	46,507	432	43,026
Total interest income	$42,459		$36,659
Interest expense
Notes payable	2,319	242,158	3,619	235,898
Non-recourse securitization obligation, collateralized by residential mortgage loans	26,517	2,116,076	19,564	1,746,766
Repurchase facilities	850	66,436	851	64,557
Senior Unsecured Notes	2,537	89,594	2,445	88,705
Total interest expense	$32,223		$26,479
Net interest income	$10,236		$10,180

We generated $5.8 million greater interest income for the quarter ended September 30, 2026 compared to the comparable period for 2025, driven by increases in the amount of our target assets. Interest expense increased by $5.7 million for the quarter ended September 30, 2026 compared to the comparable period for 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts, our 2030 Notes issued in May 2025 and the overall rates we pay when financing purchases which increased during the quarter as SOFR and other rates that our financing is tied to increased. These increases in borrowing costs were partially offset by lower spreads on newly extended loan financing facilities. Overall, the increase in our interest income outpaced the increase in interest expense and resulted in a small increase in net interest income for the quarter ended September 30, 2026 as compared to the comparable period for 2025.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the three months ended September 30, 2026 and 2025 are set forth as follows:

	Three Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(24,370)	$2,729
Realized gain (loss) on RMBS	(81)	(1,487)
Unrealized gain (loss) on Whole Pool Agency RMBS	(929)	(1,972)
Realized gain (loss) on CMBS	(127)	(289)
Realized gain (loss) on interest rate futures	3,997	(3,100)
Realized and unrealized gain (loss) on TBAs	967	1,829
Realized and unrealized gain (loss) on residential mortgage loans	(3,806)	4,060
Unrealized appreciation (depreciation) on interest rate futures	4,647	3,091
Realized gain/(loss) on AOMT Majority Owned Affiliates (“MOA”)	(1,160)	(138)
Total realized and unrealized gains (losses), net	$(20,862)	$4,723

For the three months ended September 30, 2026 and 2025, total realized and unrealized gains and (losses), net resulted in net losses of $(20.9) million and gains of $4.7 million, respectively. During the three months ended September 30, 2026, the $(24.4) million of realized and unrealized loss on securitization, net of unrealized gain (loss) on non-recourse securitization obligation was the primary driver of the overall loss. This loss is substantially comprised of unrealized loss due to valuation decreases and realized loss associated with the loss of unamortized premiums in the aforementioned portfolio. During the three months ended September 30, 2025, the $2.7 million of realized and unrealized gain on securitization, net of unrealized gain (loss) on non-recourse securitization obligation, the $(3.1) million of realized loss on interest rate futures, and the $4.1 million of realized and unrealized gain on residential mortgage loans were the key drivers of the overall gain.

Expenses

Operating Expenses

For the three months ended September 30, 2026 and 2025, our operating expenses were $2.1 million and $1.1 million, respectively. Our operating expenses increased compared to the comparative period due to increases in loan diligence fees associated with a larger overall balance in our target portfolio.

Operating Expenses Incurred with Affiliate

For the three months ended September 30, 2026 and 2025, our operating expenses incurred with affiliate were $0.6 million and $0.5 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, increased in the three months ended September 30, 2026 compared to the same period of 2025 due to standard annual compensation increases.

Stock Compensation

For the three months ended September 30, 2026 and 2025, our stock compensation expense was $0.5 million and $0.4 million, respectively. Our stock compensation expense increased for the three months ended September 30, 2026 due to the issuance of new performance-based stock awards after the three months ended September 30, 2025.

Securitization Costs

For the three months ended September 30, 2026 and 2025, we incurred $1.8 million of securitization costs and no securitization costs, respectively. The expense for the three months ended September 30, 2026 is due to expenses associated with the AOMT 2026-3 and AOMT 2026-HB1 securitizations.

Management Fee Incurred with Affiliate

For the three months ended September 30, 2026 and 2025, our management fee incurred with affiliate was $1.1 million and $1.2 million, respectively. These expenses, decreased for the three months ended September 30, 2026 versus the comparative period, and were driven by decreases in our average Equity (as defined in the Management Agreement).

Nine Months Ended September 30, 2026 and 2025

The following table sets forth a summary of our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
INTEREST INCOME, NET
Interest income	$124,551	$104,620
Interest expense	91,464	74,414
NET INTEREST INCOME	$33,087	$30,206

REALIZED AND UNREALIZED GAINS (LOSSES), NET
Net realized gain (loss) on mortgage loans, derivative contracts, RMBS, and CMBS	$513	$(12,238)
Net unrealized gain (loss) on mortgage loans, portion of debt at fair value option, derivative contracts and trading securities	(39,428)	26,329
TOTAL REALIZED AND UNREALIZED GAINS (LOSSES), NET	$(38,915)	$14,091

EXPENSES
Operating expenses	$5,331	$3,653
Operating expenses incurred with affiliate	1,678	1,379
Stock compensation	1,305	930
Securitization costs	3,235	1,866
Management fee incurred with affiliate	3,322	3,454
Total operating expenses	$14,871	$11,282

INCOME (LOSS) BEFORE INCOME TAXES	$(20,699)	$33,015
Income tax expense (benefit)	—	307
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$(20,699)	$32,708
Other comprehensive income (loss)	(765)	2,479
TOTAL COMPREHENSIVE INCOME (LOSS)	$(21,464)	$35,187

Net Interest Income

The following table sets forth the components of net interest income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026		September 30, 2025
	(in thousands)
Interest income	Interest income / expense	Average balance	Interest income / expense	Average balance
Residential mortgage loans	$15,004	$320,013	$14,243	$279,094
Residential mortgage loans in securitization trusts	96,990	2,189,914	76,700	1,813,488
Commercial mortgage loans	239	4,593	327	5,204
RMBS and Majority Owned Affiliate	10,393	118,151	11,022	144,120
CMBS	666	4,893	761	5,436
U.S. Treasury securities	—	—	61	2,222
Other interest income	1,259	40,501	1,506	46,177
Total interest income	$124,551		$104,620
Interest expense
Notes payable	$8,722	254,597	$9,655	213,187
Non-recourse securitization obligation, collateralized by residential mortgage loans	72,752	2,022,101	56,261	1,688,158
Repurchase facilities	2,418	62,779	2,869	62,830
Senior Unsecured Notes	7,572	89,365	5,629	68,245
Total interest expense	$91,464		$74,414
Net interest income	$33,087		$30,206

We generated $19.9 million greater interest income in the nine months ended September 30, 2026 as compared to the same period in 2025, primarily driven by increases in the amount of our target assets. Interest expense increased by $17.0 million in the nine months ended September 30, 2026 as compared to the same period in 2025, due to new asset purchases and securitizations, collateralized by residential mortgage loans in securitization trusts, our 2030 Notes issued in May 2025 and the overall rates we pay when financing purchases which increased during the period as SOFR and other rates that our financing is tied to increased. These increases in borrowing costs were partially offset by lower spreads on newly extended loan financing facilities. Overall, the increase in our interest income outpaced the increase in interest expense and drove a 10%, or $2.9 million, increase in net interest income for the nine months ended September 30, 2026 as compared to the comparable period for 2025.

Total Realized and Unrealized Gains (Losses)

The components of total realized and unrealized gains (losses), net for the nine months ended September 30, 2026 and 2025 are set forth as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Realized and unrealized gain (loss) on securitization, net of unrealized gain (loss) on non-recourse securitization obligation	$(39,736)	$16,149
Realized gain (loss) on RMBS	201	(2,109)
Unrealized gain (loss) on Whole Pool Agency RMBS	(1,842)	3,668
Realized gain (loss) on CMBS	(191)	(553)
Realized gain (loss) on interest rate futures	8,243	(5,636)
Realized and unrealized gain (loss) on TBAs	2,013	(3,761)
Realized and unrealized gain (loss) on residential mortgage loans	(9,914)	5,813
Realized and unrealized gain (loss) on commercial mortgage loans	149	—
Unrealized appreciation (depreciation) on interest rate futures	4,227	957
Realized gain/(loss) on AOMT MOA	(2,063)	(437)
Total realized and unrealized gains (losses), net	$(38,915)	$14,091

For the nine months ended September 30, 2026 and 2025, total realized and unrealized gains (losses), net resulted in a net loss of $(38.9) million and a net gain of $14.1 million, respectively. During the nine months ended September 30, 2026, the $(39.7) million of realized and unrealized loss on securitization, net of unrealized gain (loss) on non-recourse securitization obligation and the $(9.9) million of realized and unrealized loss on our residential mortgage loan portfolio were the primary drivers of the net loss, partially offset by $8.2 million of realized gain on interest rate futures. These losses are substantially associated with valuation decreases in the aforementioned portfolios, as well as realized losses associated with the loss of unamortized premiums in these portfolios; the offsetting gain in interest rate futures is the result of our hedging portfolio mitigating the impact of valuation changes to our residential mortgage loan portfolio. In the nine months ended September 30, 2025, the $16.1 million of realized and unrealized gain on securitization, net of unrealized gain (loss) on non-recourse securitization obligation and the $5.8 million of realized and unrealized gain on our residential mortgage loan portfolio were the primary drivers of the net gain, partially offset by $(5.6) million of realized loss on interest rate futures.

Expenses

Operating Expenses

For the nine months ended September 30, 2026 and 2025, our operating expenses were $5.3 million and $3.7 million, respectively. Our operating expenses increased during the nine months ended September 30, 2026 as compared to the comparative period due to increases in loan diligence fees associated with a larger overall balance in our target portfolio.

Operating Expenses Incurred with Affiliate

For the nine months ended September 30, 2026 and 2025, our operating expenses incurred with affiliate were $1.7 million and $1.4 million, respectively. These expenses, which are substantially comprised of payroll reimbursements to our Manager, increased versus the comparative period due to standard annual compensation increases.

Stock Compensation

For the nine months ended September 30, 2026 and 2025 our stock compensation expense was $1.3 million and $0.9 million, respectively. Stock compensation expense increased for the nine months ended September 30, 2026 due to the issuance of new performance based stock awards after the nine months ended September 30, 2025.

Securitization Costs

Securitization costs of $3.2 million were incurred for the nine months ended September 30, 2026 in connection with the closing of AOMT 2026-2, AOMT 2026-3 and AOMT 2026-HB1 securitizations. The $1.9 million of securitization costs in the comparable period in 2025 were incurred in connection with the AOMT 2025-4 and AOMT 2025-6 securitizations.

Management Fee Incurred with Affiliate

For the nine months ended September 30, 2026 and 2025, our management fee incurred with affiliate was $3.3 million and $3.5 million, respectively. These expenses, which decreased slightly in the nine months ended September 30, 2026 versus the comparative period, were driven by deceases in our average Equity (as defined in the Management Agreement).

Our Portfolio

As of September 30, 2026, our portfolio consisted of approximately $2.8 billion of residential mortgage loans, RMBS, and other target assets. Certain of these portfolio assets are located in states such as Florida and California where natural disasters such as hurricanes, wildfires and earthquakes may occasionally occur. We require all of our collateral to be adequately insured.

The following table sets forth additional information regarding our portfolio, including the manner in which our equity capital was allocated among investment types, as of September 30, 2026:

	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Portfolio:	($ in thousands)
Residential mortgage loans	$303,713	$255,027	$48,686	23.2%
Residential mortgage loans in securitization trust	2,273,583	2,118,434	155,149	74.0%
Total whole loan portfolio	$2,577,296	$2,373,461	$203,835	97.2%

Investment securities
RMBS	$209,178	$65,068	$144,110	68.7%
Total investment securities	$209,178	$65,068	$144,110	68.7%

Investments in Majority-Owned Affiliates (1)	$29,417	$—	$29,417	14.0%

Total investment portfolio	$2,815,891	$2,438,529	$377,362	179.9%
Target assets	$2,815,891	$2,438,529	$377,362	179.9%

Cash	$49,130	$—	$49,130	23.4%
Other assets and liabilities (2)	(216,738)	—	(216,738)	(103.3)%
Total	$2,648,283	$2,438,529	$209,754	100.0%

(1)     "Investments in Majority-Owned Affiliates” is held at amortized cost.

(2)     Other assets and liabilities presented is calculated as a net liability substantially comprised of $154.7 million due to broker for our quarter-end purchase of certain Freddie Mac and Fannie Mae-issued Whole Pool Agency RMBS, and excluding the portion of “other assets” which includes our investment in Majority-Owned Affiliates, which is considered a target asset.

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

Residential Mortgage Loans

The following table sets forth additional information on the residential mortgage loans in our portfolio as of September 30, 2026:

	Portfolio Range	Portfolio Weighted Average
	($ in thousands)
Unpaid principal balance (“UPB”)	$80 - $3,997	$644
Interest rate	3.87% - 10.88%	7.21%
Maturity date	1/26/2052 - 8/27/2066	September 2056
FICO score at loan origination	628 - 823	758
CLTV (1) at loan origination	16.4% - 90.0%	71.8%
DTI (2) at loan origination	1.6% - 53.2%	31.5%
Percentage of first lien loans	N/A	99.5%
Percentage of loans 90+ days delinquent (based on UPB)	N/A	0.4%

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

(2)    “DTI” means debt-to-income ratio, which is calculated as a borrower’s monthly debt payments, divided by the borrower’s month gross income.

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

The following charts illustrate the distribution of the credit scores and interest rates by the percentage of loans in our residential mortgage loan portfolio as of September 30, 2026:

50%
40%
30%
20%
10%
0%
% of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

50%
40%
30%
20%
10%
0%
% of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate the distribution of the credit scores and interest rates by the percentage of loans in our residential mortgage loan portfolio as of December 31, 2025:

50%
40%
30%
20%
10%
0%
% of Loans
621-640
641-660
661-680
681-700
701-720
721-740
741-760
761-780
781-800
801+
Credit Score

50%
40%
30%
20%
10%
0%
% of Loans
< 6.000
6-6.499
6.5-6.999
7-7.499
7.5-7.999
8 - 8.499
8.5-8.999
9.-9.499
9.5-9.999
10.0 +
Coupon Rate (%)

The following charts illustrate additional characteristics of our residential mortgage loans in our portfolio that we owned directly as of September 30, 2026, based on the product profile, borrower profile, and geographic location (percentages are based on the aggregate unpaid principal balance of such loans):

Characteristics of Our Residential Mortgage Loans as of September 30, 2026:

HELOCs and Closed End Seconds, 1%
Loans Made to Bank Statement Borrowers, 44%
Investor Loans, 48%
Just Missed Prime, 8%

HELOCs & Closed End Seconds, 1%
Loans Made to Bank Statement Borrowers, 44%
Investor Loans, 48%
Full Documentation and Other Loans, 8%

Note: No state in “Other” represents more than a 3% concentration of the residential mortgage loans in our portfolio that we owned directly as of September 30, 2026. Numbers presented may add to more than 100% due to rounding.

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

Residential Mortgage Loans Held in Securitization Trusts

The following table sets forth the information regarding the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2026:

($ in thousands)
UPB	$2,372,539
Fair Value	$2,273,583
Number of loans	5,669
Weighted average loan coupon	6.11%
Average loan amount	$421
Weighted average CLTV at loan origination and deal date	66.6%
Weighted average credit score at loan origination and deal date	748
Current 3-month constant prepayment rate (“CPR”) (1)	11.2%
Percentage of loans 90+ days delinquent (based on UPB)	2.1%

(1)     CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year.

The following chart illustrates the geographic distribution of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2026 (percentages are based on the aggregate unpaid principal balance of such loans):

Note: No state in “Other” represents more than a 2% concentration of the underlying collateral of our residential mortgage loans held in securitization trusts as of September 30, 2026. Numbers presented may add to more than 100% due to rounding.

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
Certain information regarding the mortgage loans underlying our portfolio of RMBS issued in such securitization transactions is set forth below as of September 30, 2026, unless otherwise stated:

September 30, 2026	AOMT 2019 Securitizations	AOMT 2023 Securitizations	AOMT 2024 Securitizations	AOMT 2025 Securitizations	AOMT 2026 Securitizations
	($ in thousands)
UPB of loans	$94,830	$908,356	$940,072	$504,932	$213,728
Number of loans	354	1,824	2,268	3,256	1,604
Weighted average loan coupon	6.45%	5.16%	5.69%	8.80%	9.79%
Average loan amount	$268	$498	$414	$155	$133
Weighted average CLTV at loan origination and deal date	65.5%	66.0%	66.7%	49.6%	64.8%
Weighted average credit score at loan origination and deal date	720	732	736	745	739
Current 3-month CPR (1)	19.5%	8.4%	7.6%	16.4%	23.5%
90+ day delinquency (as a % of UPB)	4.2%	5.9%	3.8%	3.1%	—%
Weighted Average 90+ Delinquency (as a % of Original Balance)	0.8%	4.3%	3.0%	2.5%	—%
Weighted Average CLTV of 90+ Delinquent Loans (Federal Housing Finance Agency Home Price Index Estimates (“FHFA HPI Estimate”))	47.2%	60.6%	65.8%	49.9%	—%
Fair value of first loss piece (2)	$2,343	$10,756	$16,831	$8,328	$732
Investment thickness (3)	12.72%	9.05%	10.94%	4.68%	—%

Note: During the three months ended September 30, 2026, the Company sold its investment in AOMT 2020-3 non-agency RMBS. As such, there are no remaining RMBS from AOMT 2020 securitizations.

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

The following table provides certain information with respect to our RMBS portfolio both received in AOMT securitization transactions and acquired from other third parties as of September 30, 2026:

	RMBS			Repurchase Debt (1,3)			Allocated Capital
	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total	AOMT	Third Party RMBS	Total
	(in thousands)
Mezzanine	$13,127	$—	$13,127	$8,297	$—	$8,297	$4,830	$—	$4,830
Subordinate	37,177	—	37,177	3,748	—	3,748	33,429	—	33,429
Interest only / excess	5,006	—	5,006	—	—	—	5,006	—	5,006
Whole pool (2)	—	153,868	153,868	—	—	—	—	153,868	153,868
Retained RMBS in VIEs (3)	—	—	—	53,023	—	53,023	(53,023)	—	(53,023)
Subtotal	$55,310	$153,868	$209,178	$65,068	$—	$65,068	$(9,758)	$153,868	$144,110
Investment in Majority Owned Affiliates	$29,417	$—	$29,417	$—	$—	$—	$29,417	$—	$29,417
Total	$84,727	$153,868	$238,595	$65,068	$—	$65,068	$19,659	$153,868	$173,527

(1)     Repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

(2)     The whole pool RMBS presented as of September 30, 2026 were purchased from a broker to whom the Company owed approximately $154.7 million, payable upon the settlement date of the trade. See Note 6 — Due to Broker in our unaudited condensed consolidated financial statements included in this report.

(3)     A portion of repurchase debt includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs). These bonds, with a fair value of $220.1 million, are not reflected in the condensed consolidated balance sheets, as the Company reflects the assets of the VIE (residential mortgage loans in securitization trusts - at fair value) on its condensed consolidated balance sheets.

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

The following table sets forth information with respect to our RMBS ending balances, at fair value, as of September 30, 2026:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$14,135	$34,765	$5,159	$254,027	$308,086
Acquisitions:
Retained bonds received in securitizations	—	3,446	—	—	3,446
Third party securities	—	—	—	154,696	154,696
Effect of principal payments / called deals / sales	—	—	—	(255,867)	(255,867)
IO and excess servicing prepayments	—	—	—	1,012	1,012
Discount accretion and premium amortization	46	(155)	—	—	(109)
Changes in fair value, net	(1,054)	(879)	(153)	—	(2,086)
Ending fair value	$13,127	$37,177	$5,006	$153,868	$209,178

The following table sets forth information with respect to our RMBS ending balances, at fair value, for the year ended December 31, 2025:

	Mezzanine	Subordinate	Interest Only	Whole Pool	Total
	(in thousands)
Beginning fair value	$12,735	$73,549	$12,508	$201,451	$300,243
Acquisitions:
Retained bonds received in securitizations	—	10,256	732	—	10,988
Third party securities	—	—	—	908,857	908,857
Effect of principal payments / called deals / sales	155	(25,251)	(3,347)	(915,610)	(944,053)
IO and excess servicing prepayments	—	—	(1,640)	—	(1,640)
Changes in fair value, net	362	1,033	1,048	3,167	5,610
Ending fair value	$13,252	$59,587	$9,301	$197,865	$280,005

The following chart illustrates the geographic diversification of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2026 (percentages are based on the aggregate unpaid principal balance of such loans):

Geographic Diversification of Loans Underlying Our Portfolio
of RMBS Issued in AOMT Securitization Transactions
(as of September 30, 2026)

Note: No state in “Other” represents more than a 4% concentration of the loans underlying our portfolio of RMBS issued in AOMT securitization transactions as of September 30, 2026. Numbers presented may add to more than 100% due to rounding.

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

Description of Existing Loan Financing Arrangements

As of September 30, 2026, we were a party to four warehouse loan financing lines, which permitted borrowings in an aggregate amount of up to $1.3 billion. During the quarter ended September 30, 2026, we extended our loan financing facilities with Multinational Bank 1 and Global Investment Bank 3. Borrowings under warehouse loan financing lines (in general, each a “loan financing facility”) may be used to purchase whole loans for securitization or loans purchased for long‑term investment purposes.

Our financing facilities are generally subject to limits on borrowings related to specific asset pools (“advance rates”) and other restrictive covenants, as is usual and customary. As of September 30, 2026, the advance rates (when required) of our four active lenders ranged from 60% to 92%, depending on the asset type and loan delinquency status. Our most restrictive covenants (when covenants are required by any of our four active lenders) included: (1) our minimum tangible net worth must not (i) decline 20% or more in the previous 30 days, 25% or more in the previous 90 days, or 35% or more in the previous year, or (ii) fall below $200.0 million of tangible net worth as of September 30, 2022 plus 50% of any capital contribution made or raised after September 30, 2022; (2) our minimum liquidity must not fall below the greatest of (x) the product of 5% and the aggregate repurchase price as it relates to Global Investment Bank 3 as of such date of determination, (y) $10.0 million and (z) any other amount of liquidity that we have covenanted to maintain in any other note, indenture, loan agreement, guaranty, swap agreement or any other contract, agreement or transaction (including, without limitation, any repurchase agreement, loan and security agreement, or similar credit facility or agreement for borrowed funds); and (3) the maximum ratio of our and our subsidiaries’ total indebtedness to tangible net worth must not be greater than 5:1. Our minimum liquidity requirement as of September 30, 2026 was $10.0 million. We were in compliance with all covenants as of September 30, 2026.

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

Pursuant to the terms of the master repurchase agreement, the agreement may be renewed every three months for a maximum six-month term. As of September 30, 2026, the termination date of the master repurchase agreement was December 28, 2026, unless terminated earlier pursuant to the terms of the master repurchase agreement.

The amount expected to be paid by Multinational Bank 1 for each eligible mortgage loan is based on an advance rate as a percentage of either the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Pursuant to the agreement, Multinational Bank 1 retains the right to determine the market value of the mortgage loans in its sole commercially reasonable discretion. The loan financing line is marked‑to‑market. Additionally, Multinational Bank 1 is under no obligation to purchase the eligible mortgage loans we offer to sell to them. The interest rate on any outstanding balance under the master repurchase agreement that the applicable subsidiary is required to pay Multinational Bank 1 is generally in line with other similar agreements that the Company or one or more of its subsidiaries has entered into, where the interest rate is equal to the sum of (1) a pricing spread from 1.20% - 2.10% and (2) the average SOFR for each U.S. Government Securities Business Day (as defined in the master repurchase agreement) until two U.S. Government Securities Business Days prior to the date the applicable loan is repurchased by the applicable subsidiary.

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

Global Investment Bank 3 Loan Financing Facility.

On October 24, 2018, two of our subsidiaries entered into a master repurchase agreement with a global investment bank (“Global Investment Bank 3”) for which we serve as guarantor of our subsidiaries’ obligations. Our subsidiaries are each considered a “Seller” under this agreement. Pursuant to the initial agreement, our subsidiaries could sell to Global Investment Bank 3, and later repurchase, up to $200.0 million aggregate borrowings on mortgage loans. As of September 30, 2026, the facility’s termination date was September 25, 2027.

The loan financing line is marked‑to‑market at fair value, where Global Investment Bank 3 retains the right to determine the market value of the mortgage loan collateral in its sole good faith discretion and in a commercially reasonable manner and is under no obligation to purchase the eligible mortgage loans we offer to sell to them. Further, the principal amount paid by Global Investment Bank 3 for each eligible mortgage loan is based on a percentage of the outstanding principal balance of the mortgage loan or the market value of the mortgage loan, whichever is less. Upon any subsidiary’s repurchase of the mortgage loan, such subsidiary is required to repay Global Investment Bank 3 the principal amount related to such mortgage loan plus accrued and unpaid interest at a rate based on the sum of (1) Compound SOFR and (2) a pricing spread generally ranging from 1.35% - 4.75%.

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

The following table sets forth the details of our financing lines as of each of September 30, 2026 and December 31, 2025:

		Interest Rate Pricing Spread	Drawn Amount
Note Payable	Base Interest Rate		September 30, 2026	December 31, 2025
			(in thousands)
Multinational Bank 1 (1)	Average Daily SOFR	1.20% - 2.10%	$123,086	$125,091
Global Investment Bank 2 (2)	1 Month Term SOFR	1.50% - 2.60%	37,512	—
Global Investment Bank 3 (3)	Compound SOFR	1.35% - 4.75%	43,507	60,263
Global Investment Bank 4 (4)	Term SOFR	1.60%	50,922	33,403
Total			$255,027	$218,757

(1)     On September 25, 2026, this financing facility was extended through December 28, 2026 in accordance with the terms of the agreement, which contemplates rolling three-month renewals. In addition, the interest rate pricing spread was reduced to a range from 1.20% to 2.10%; prior to this extension, the interest rate pricing spread was a range from 1.30% to 2.10%.

(2)     On April 22, 2026, the Company and one of its subsidiaries amended the Pricing Side Letter for its loan financing facility with Global Investment Bank 2. The amendment updates the seller underwriting guidelines to include home equity revolving lines of credit. The termination date of the loan financing facility was extended to April 21, 2028. In addition, the interest rate pricing spread was updated to a range from 1.50% to 2.60%; prior to this extension, the interest rate pricing spread was a range from 1.65% to 2.40%.

(3)     On September 25, 2026, the facility’s termination date was extended to September 25, 2027. In addition, the interest rate pricing spread was reduced to a range from 1.35% to 4.75%; prior to this extension, the interest rate pricing spread was a range from 1.75% to 4.75%.
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

The following table sets forth the total unused borrowing capacity of each financing line as of September 30, 2026:

Note Payable	Borrowing Capacity	Balance Outstanding	Available Financing
	(in thousands)
Multinational Bank 1	$600,000	$123,086	$476,914
Global Investment Bank 2	250,000	37,512	212,488
Global Investment Bank 3	200,000	43,507	156,493
Global Investment Bank 4	200,000	50,922	149,078
Total	$1,250,000	$255,027	$994,973

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

The following table sets forth certain characteristics of our short-term repurchase facilities as of September 30, 2026 and December 31, 2025:

September 30, 2026
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$65,068	5.06%	16

December 31, 2025
Repurchase Agreements	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (Days)
	($ in thousands)
AOMT RMBS (1)	$54,041	5.44%	16

(1)     A portion of repurchase debt outstanding as of both September 30, 2026 and December 31, 2025 includes borrowings against retained bonds received from on-balance sheet securitizations (i.e., consolidated VIEs).

The following table presents the amount of collateralized borrowings outstanding under repurchase facilities as of the end of each quarter, the average amount of collateralized borrowings outstanding under repurchase facilities during the quarter and the highest balance of any month end during the quarter:

Quarter End	Quarter End Balance	Average Balance in Quarter	Highest Month-End Balance in Quarter
	(in thousands)
Q4 2024	50,555	53,412	51,843
Q1 2025	148,467	62,631	148,467
Q2 2025	68,062	71,980	148,467
Q3 2025	54,041	64,557	68,062
Q4 2025	54,041	54,041	54,041
Q1 2026	57,000	56,260	57,000
Q2 2026	70,540	66,135	80,000
Q3 2026	65,068	66,436	65,068

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

Securitization Transactions

In August 2026, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured by second lien HELOCs (an open or closed end home equity revolving line of credit, secured by a mortgage, deed of trust or other instrument creating a first or junior lien on a residential property, which lien secures the related line of credit) on one‑to‑four family residential properties. In the transaction, AOMT 2026-HB1 issued approximately $221.4 million in face value of bonds. Our proportionate share of 32.1% of the retained bonds and investments in MOAs was approximately $8.4 million, including a retained discount on issuance of approximately $0.1 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $53.0 million and released cash of $13.5 million, which was used for new loan purchases and operational purposes.

We derecognized the mortgage loans sold in AOMT 2026-HB1 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of September 30, 2026.

In July 2026, we were the sole participant in a securitization transaction of a pool of residential mortgage loans secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2026-3 issued approximately $279.6 million in face value of bonds. We used the proceeds to repay outstanding debt of approximately $247.4 million and retained cash of $22.3 million, which was used for new loan purchases and operational purposes.

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2026-2 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2026.

In March 2026, we were the sole participant in a securitization transaction of a pool of residential mortgage loans secured exclusively by first liens on one‑to‑four family residential properties. In the transaction, AOMT 2026-2 issued approximately $272.3 million in face value of bonds. We used the proceeds to repay outstanding debt of approximately $234.1 million and retained cash of $23.9 million, which was used for new loan purchases and operational purposes.

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2026-2 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2026.

In December 2025, we and other affiliated entities participated in a securitization transaction of a pool of residential mortgage loans secured by second lien HELOCs (an open or closed end home equity revolving line of credit, secured by a mortgage, deed of trust or other instrument creating a first or junior lien on a residential property, which lien secures the related line of credit) on one‑to‑four family residential properties. In the transaction, AOMT 2025-HB2 issued approximately $281.4 million in face value of bonds. Our proportionate share of 21.0% of the retained bonds and investments in MOAs was approximately $7.0 million, including a retained discount on issuance of approximately $0.2 million. We used the proceeds of the securitization transaction to repay outstanding debt of approximately $43.4 million and released cash of $12.4 million, which was used for new loan purchases and operational purposes.

We derecognized the mortgage loans sold in AOMT 2025-HB2 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of September 30, 2026.

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

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-10 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2026.

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

We derecognized the mortgage loans sold in AOMT 2025-6 and recorded investments in RMBS and majority-owned affiliates (which is located within “other assets” on our consolidated balance sheet) as of September 30, 2026.

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

We are the sole member of the depositor and also own and hold the call rights on the XS tranche of bonds, which is the “controlling class” of the bonds. We have consolidated the AOMT 2025-4 securitization on our consolidated balance sheet, maintaining the residential mortgage loans held in the securitization trust and the related financing obligation thereto on our consolidated balance sheets as of September 30, 2026.

Notes Offerings

The Company’s Senior Unsecured Notes consist of $42.5 million principal amount of its 2030 Notes and $50.0 million principal amount of its 9.500% Senior Notes due July 2029 (the “2029 Notes” and, together with the 2030 Notes, the “Senior Unsecured Notes”). The 2030 Notes were issued in May 2025 in a public offering for net proceeds of approximately $40.6 million and the 2029 Notes were issued in July 2024 in a public offering for net proceeds of approximately $47.5 million. The below table provides a summary of the Senior Unsecured Notes as of September 30, 2026 ($ in thousands).

		Carrying Value
Senior Unsecured Notes (1)	Principal Amount	September 30, 2026	December 31, 2025	Maturity Date (2)	Optional Redemption Date (3)	Rate (4)
June 2030 Senior Unsecured Notes	$42,500	$41,094	$40,784	June 2030	June 2027	9.75%
July 2029 Senior Unsecured Notes	50,000	48,614	48,239	July 2029	July 2026	9.50%
	$92,500	$89,708	$89,023

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

The below table details the total interest expense incurred on the Senior Unsecured Notes during the three and nine months ended September 30, 2026 and September 30, 2025 ($ in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Coupon interest expense	$2,226	$2,223	$6,682	$5,070
Amortization expense	276	221	774	559
Total interest expense	$2,502	$2,444	$7,456	$5,629

At September 30, 2026 and December 31, 2025, the accrued interest payable on the Senior Unsecured Notes was $1.2 million and $2.2 million, respectively.

At September 30, 2026 and December 31, 2025, the unamortized deferred debt issuance cost was $1.0 million and $1.2 million, respectively. The unamortized debt issuance costs will be amortized until maturity.

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

ATM Program

On August 8, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) to sell shares of the Company’s common stock from time to time having an aggregate gross sales price of up to $75.0 million, of which $60.2 million remains available as of September 30, 2026, through an “at the market” equity offering program (the “ATM Program”). During the three and nine months ended September 30, 2026, the Company issued and sold 46,213 shares of its common stock through its ATM Program resulting in proceeds of $0.4 million, net of commissions and fees. During the year ended December 31, 2025, the Company issued and sold 1,277,812 shares of its common stock through its ATM Program resulting in proceeds of $12.3 million, net of commissions and fees. These shares of common stock were issued in SEC - registered transactions off the Company’s shelf registration statement.

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

Cash Availability

Cash and cash equivalents

Our cash balance as of September 30, 2026 was sufficient to meet our liquidity covenants under our financing facilities and the Senior Unsecured Notes. We believe that we maintain sufficient cash to continue to meet margin calls on our financing facilities, should such margin calls occur. There was no margin collateral required as of September 30, 2026 or December 31, 2025. We may also participate in upcoming securitizations either solely or with other Angel Oak entities. We also have the ability to leverage currently unleveraged securities or whole loan assets, if we deem those actions advisable.

Restricted Cash

Restricted cash was $0 as of September 30, 2026. Restricted cash of approximately $3.7 million as of December 31, 2025 was comprised of: $2.5 million in interest rate futures margin collateral; and margin collateral for securities sold under agreements to repurchase of $1.2 million. Our counterparties did not require any margin collateral for TBAs as of December 31, 2025.

Cash Flows

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Cash flows provided by (used in) operating activities	$(289,554)	$(354,454)
Cash flows provided by (used in) investing activities	24,720	20,885
Cash flows provided by financing activities	268,679	344,107
Net increase in cash and restricted cash	$3,845	$10,538

The cash used in operating activities of $289.6 million for the nine months ended September 30, 2026 as compared to cash used in operating activities of $354.5 million for the nine months ended September 30, 2025 was primarily due to the volume of residential mortgage loans purchased from affiliates and non affiliates during the first nine months of 2025, as compared to the first nine months of 2026.

Investing cash flows provided $24.7 million for the nine months ended September 30, 2026 as compared to cash of $20.9 million for the nine months ended September 30, 2025, which were primarily due to the sale of investments in RMBS, available for sale during the first nine months of 2026.

Financing cash flows provided $268.7 million for the nine months ended September 30, 2026 as compared to $344.1 million for the nine months ended September 30, 2025, which were primarily due to the proceeds from securitization activity offset by the principal payments on non-recourse securitization obligation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended September 30, 2026.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(b) Fifth Amended and Restated Bylaws

On and effective as of October 6, 2026, our Board of Directors adopted amended and restated bylaws (as so amended and restated, the “Fifth Amended and Restated Bylaws”). The Fifth Amended and Restated Bylaws, among other things:

•Enhance the procedures for stockholder-requested special meetings, including requirements relating to special meeting requests, information and representations provided by requesting stockholders and related persons;
•Enhance the procedures with respect to stockholder nominations of directors and submissions of stockholder proposals, including, without limitation:

◦Specifying additional types of information that a proposing or nominating stockholder and a stockholder’s proposed director nominees must provide to the Company;

◦Providing that if no annual meeting was held in the preceding year or if an annual meeting is more than 30 days before or more than 60 days after (rather than more than 30 days before or after) the first anniversary of the preceding year's annual meeting, notices of nomination or business must be delivered not earlier than the 150th day prior to the date of such annual meeting and not later than the later of the close of business on the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made;
◦Address matters relating to Rule 14a-19 under the Exchange Act;
◦Expand requirements for stockholders to update notices and provide supplemental information upon request of the Company;

•Provide that, to be eligible to serve on our Board of Directors, any nominee must submit to interviews by our Board of Directors (or any committee or other subset of our Board of Directors) within 10 days following the date of any reasonable request;
•Clarify the authority of our Board of Directors and the chair of a stockholder meeting to adopt or prescribe rules, regulations and procedures governing the conduct of stockholder meetings;
•Clarify the exclusive forum provision for certain state law claims;
•Establish the federal district courts of the United States of America as the exclusive forum for complaints asserting solely claims arising under the Securities Act of 1933, as amended; and
•Make various other updates, including ministerial and conforming changes and changes in furtherance of gender neutrality.

The foregoing summary of the Fifth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Fifth Amended and Restated Bylaws, which is filed as Exhibit 3.3 to this report and incorporated herein by reference.

(c) Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)
adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1		Articles of Amendment and Restatement of the Company, dated June 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 23, 2021)
3.2		Articles of Amendment of the Company, effective as of March 10, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 2, 2023)
3.3		Fifth Amended and Restated Bylaws of the Company, effective as of October 6, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 7, 2026)
10.1	+
Sixth Amendment to Second Amended and Restated Master Repurchase Agreement by and among Angel Oak Mortgage Fund TRS, Angel Oak Mortgage Operating Partnership, LP and Global Investment Bank 3, dated September 25, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2026)

31.1	†	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	†	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

†    Filed herewith.
+     Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 3, 2026	ANGEL OAK MORTGAGE REIT, INC.

By: /s/ Sreeniwas Prabhu
Sreeniwas Prabhu
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Brandon R. Filson
Brandon R. Filson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)